Form 10-Q
period 2018-09-30
SVMK Inc.
filed 2018-11-13
CIK 1739936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-38664

SVMK Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0765058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Curiosity Way

San Mateo, California, 94403

(650) 543-8400

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of registrant’s common stock outstanding as of October 31, 2018 was: 125,078,892.

SVMK Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2018

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract new users or convert registered users to paying users;
•	our ability to retain paying users;
•	our ability to convert organizations to SurveyMonkey Enterprise customers;
•	our ability to maintain and improve our products;
•	our ability to upsell and cross-sell within our existing customer and user base;
•	our future financial performance, including trends in revenue, costs of revenue, gross profit or gross margin, operating expenses, and paying users;
•	possible harm caused by significant disruption of service or loss or unauthorized access to users’ data;
•	our ability to prevent serious errors or defects in our products;
•	our ability to respond to rapid technological changes;
•	our ability to compete successfully;
•	our ability to protect our brand;
•	the demand for our survey platform or for survey software solutions in general;
•	our expectations and management of future growth;
•	our ability to accelerate growth with the introduction of a significant outbound salesforce;
•	our ability to attract large organizations as users;
•	our ability to attract and retain key personnel and highly qualified personnel;
•	our ability to manage our international expansion;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to effectively integrate our products and solutions with others;
•	our ability to achieve or maintain profitability;
•	our ability to manage our outstanding indebtedness;
•	our ability to successfully identify, acquire and integrate companies and assets;
•	our ability to offer high-quality customer support;
•	the increased expenses associated with being a public company; and
•	our anticipated uses of net proceeds from our recent public offering and the concurrent private placement.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

We announce material information to the public through filings with the Securities and Exchange Commission, or the SEC, our corporate website (www.surveymonkey.com), the investor relations page on our website (investor.surveymonkey.com), press releases, public conference calls and public webcasts. We use these channels, as well as social media, to communicate with investors and the public about our company, our offerings and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we post on the U.S. social media channels listed on the investor relations page on our website. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SVMK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except par value)	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$257,120	$35,345
Accounts receivable, net of allowance of $141 and $50	7,251	5,429
Deferred commissions, current	1,749	1,225
Prepaid expenses and other current assets	8,049	5,056
Total current assets	274,169	47,055
Property and equipment, net	124,750	131,331
Capitalized internal-use software, net	34,889	41,493
Acquisition intangible assets, net	10,357	13,594
Goodwill, net	336,861	336,861
Deferred commissions, non-current	2,814	2,006
Other assets	6,471	5,749
Total assets	$790,311	$578,089
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,262	$3,380
Accrued expenses and other current liabilities	14,442	10,173
Accrued compensation	15,499	14,910
Deferred revenue	101,097	84,818
Debt, current	103,282	2,032
Total current liabilities	240,582	115,313
Deferred tax liabilities	4,599	4,168
Debt, non-current	213,514	316,289
Financing obligation on leased facility	92,349	93,385
Other non-current liabilities	11,788	8,891
Total liabilities	562,832	538,046
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock ($0.00001 par value; 100,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.00001 par value; 800,000 shares authorized; 125,077 and 101,383 shares issued and outstanding)	1	1
Additional paid-in capital	534,863	217,594
Accumulated other comprehensive income (loss)	(315)	19
Accumulated deficit	(307,070)	(177,571)
Total stockholders’ equity	227,479	40,043
Total liabilities and stockholders’ equity	$790,311	$578,089

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Revenue	$65,205	$55,309	$186,392	$161,761
Cost of revenue(1)(2)	23,213	16,241	58,967	47,083
Gross profit	41,992	39,068	127,425	114,678
Operating expenses:
Research and development(1)	51,765	14,910	85,997	39,890
Sales and marketing (1)(2)	34,309	18,878	71,609	55,791
General and administrative(1)	50,391	11,169	76,809	35,298
Restructuring	—	2	33	147
Total operating expenses	136,465	44,959	234,448	131,126
Loss from operations	(94,473)	(5,891)	(107,023)	(16,448)
Interest expense	7,496	6,714	22,181	20,030
Other non-operating income (expense), net	(219)	774	132	7,950
Loss before income taxes	(102,188)	(11,831)	(129,072)	(28,528)
Provision for income taxes	174	1,151	470	3,551
Net loss	$(102,362)	$(12,982)	$(129,542)	$(32,079)
Net loss per share, basic and diluted	$(0.99)	$(0.13)	$(1.27)	$(0.32)
Weighted-average shares used in computing basic and diluted net loss per share	103,096	100,584	101,984	100,056

(1)	Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$6,472	$634	$7,776	$1,870
Research and development	37,490	2,799	43,903	7,065
Sales and marketing	14,496	1,322	16,411	6,622
General and administrative	40,354	3,667	48,014	10,806
Stock-based compensation, net of amounts capitalized	$98,812	$8,422	$116,104	$26,363

(2)	Includes amortization of acquisition intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$488	$488	$1,464	$1,552
Sales and marketing	565	604	1,773	1,817
Amortization of acquisition intangible assets	$1,053	$1,092	$3,237	$3,369

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net loss	$(102,362)	$(12,982)	$(129,542)	$(32,079)
Other comprehensive income (loss):
Foreign currency translation gains (losses)(1)	(72)	35	(334)	1
Total other comprehensive income (loss)(1)	(72)	35	(334)	1
Total comprehensive loss	$(102,434)	$(12,947)	$(129,876)	$(32,078)

(1)	Net of tax effect which was not material.

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net loss	$(129,542)	$(32,079)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,013	30,048
Stock-based compensation expense, net of amounts capitalized	116,104	26,363
Amortization of deferred commissions	1,107	688
Recovery of long-term note receivable	—	(1,000)
Amortization of debt discount and issuance costs	726	635
Deferred income taxes	431	3,023
Gain on sale of a private company investment and other	(765)	(6,444)
Changes in assets and liabilities:
Accounts receivable	(1,822)	1,497
Prepaid expenses and other assets	(5,451)	(1,098)
Accounts payable and accrued liabilities	4,596	(2,189)
Accrued interest on financing lease obligation, net of payments	(1,036)	4,894
Accrued compensation	(648)	(730)
Deferred revenue	16,269	7,317
Net cash provided by operating activities	33,982	30,925
Cash flows from investing activities
Purchases of property and equipment	(8,811)	(26,158)
Capitalized internal-use software	(8,857)	(11,771)
Proceeds from sale of a private company investment and other	999	15,453
Net cash used in investing activities	(16,669)	(22,476)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriters' discounts and concurrent private placement	232,509	—
Payments of deferred offering costs	(1,487)	—
Proceeds from stock option exercises	440	128
Employee payroll taxes paid related to net share settlement of restricted stock units	(24,566)	(5,431)
Payments to repurchase common stock	(16)	(144)
Proceeds from term and revolving debt issuance	—	298,500
Repayment of debt	(2,250)	(298,133)
Payment of debt issuance costs and other	—	(1,666)
Proceeds from tenant improvement allowances under lease financing obligation	—	8,281
Net cash provided by financing activities	204,630	1,535
Net increase in cash, cash equivalents and restricted cash	221,943	9,984
Cash, cash equivalents and restricted cash at beginning of period	35,345	23,287
Cash, cash equivalents and restricted cash at end of period	$257,288	$33,271
Supplemental cash flow data:
Interest paid for term debt	$16,445	$14,951
Interest paid for financing obligation on leased facility	$6,114	$—
Income taxes paid	$246	$357
Non-cash investing and financing transactions:
Stock compensation included in capitalized software costs	$1,251	$2,510
Accrued unpaid capital expenditures and capitalized software development costs	$600	$5,862
Accrued unpaid payroll taxes related to net share settlement and offering costs	$6,924	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$257,120	$33,271
Restricted cash (included in other assets)	$168	$—
Total cash, cash equivalents and restricted cash at end of period	$257,288	$33,271

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Company Overview and Basis of Presentation

Business

SVMK Inc. (the “Company”) is a global provider of survey software products. The Company was incorporated in 2011 as a Delaware corporation and is the successor to operations originally begun in 1999. The Company’s headquarters are located in the United States and its international operations are primarily based in Ireland and Canada.

Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of September 30, 2018, the statements of operations, comprehensive loss for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. Such condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These condensed consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries and all significant intercompany transactions have been eliminated.

These condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2018, the results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual periods.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 26, 2018 (the “Prospectus”).

On January 1, 2018, the Company adopted the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”) as discussed in Note 2 below in “Accounting Pronouncements Recently Adopted.” ASC 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, references to ASC 606 used herein refer to both ASC 606 and Subtopic 340-40. The Company adopted ASC 606 with retrospective application to the beginning of the earliest period presented.

Initial public offering and concurrent private placement

On September 28, 2018, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 17,250,000 shares of common stock (including the additional 2,250,000 shares that were sold pursuant to the Underwriters’ option to purchase additional shares) at $12.00 per share. The Company received aggregate proceeds of $192.5 million, net of underwriters' discounts and commissions of $14.5 million. Immediately subsequent to the closing of the Company’s IPO, Salesforce Ventures LLC purchased 3,333,333 shares of common stock from the Company at the IPO price of $12.00 per share, and the Company received aggregate proceeds of $40.0 million. The Company’s net proceeds from the IPO and the concurrent private placement totaled $225.3 million after deducting offering costs of $7.2 million.

Additionally, upon effectiveness of the registration statement for the Company's IPO, 2,574,499 net shares of Performance RSUs (as defined below) were released for awards where both a service condition and Performance Vesting Condition (as defined below) were met, and the Company recognized $89.9 million of stock-based compensation expense, net of amounts capitalized on an accelerated amortization method (see Notes 2 and 7 below for further discussion) and $21.4 million in payroll tax withholding obligations.  The Company utilized a portion of its IPO proceeds to satisfy such obligations in the third quarter of 2018.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods covered by the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. The Company’s most significant estimates and judgments involve valuation of the Company’s stock-based awards, including the determination of fair value of common stock prior to the completion of its IPO, valuation of deferred income tax assets, estimating the period of benefit for deferred commissions, valuation of acquired goodwill and intangibles from acquisitions, tax contingencies and legal contingencies.

Segment Information

The Company operates as a single operating segment. The Company’s chief operating decision makers (“CODMs”) are its Chief Executive Officer and Chief Financial Officer/Chief Operating Officer, who review the Company’s operating results on a consolidated basis in order to make decisions about allocating resources and assessing performance for the entire company. The Company’s CODMs use one measure of profitability and do not segment its business for internal reporting. See Note 11 for additional information regarding the Company’s revenue by geographic area.

Related Party Transactions

Certain members of the Company’s Board of Directors (“Board”) serve as board members, are executive officers of and/or (in some cases) are investors in companies that are customers and/or vendors of the Company. The Company recognized revenue from sales of its products to a substantial stockholder of $0.4 million and $1.3 million during the three and nine months ended September 30, 2018, respectively, and $0.4 million and $1.4 million during the three and nine months ended September 30, 2017, respectively. Sales to a substantial stockholder represented less than 1.0% of the Company’s total revenue in each of the periods presented.

2. Summary of Significant Accounting Policies

Revenue Recognition and Deferred Revenue

The Company generates substantially all of its revenue from the sale of subscriptions to its survey software products including subscriptions to its purpose-built solutions. The revenue the Company generates from one purpose-built solution that is delivered and recognized at a point in time is not significant. The Company normally sells each of these products in separate contracts to its customers and each product, including purpose-built solutions, is distinct. The Company’s policy is to exclude sales and other indirect taxes when measuring the transaction price of its subscription agreements. The Company accounts for revenue contracts with customers through the following steps:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

For subscription products, the Company provides customers the option of monthly, annual or multi-year contractual terms. In general, the Company’s customers elect contractual terms of one year or less. Subscription revenue is recognized on a daily basis ratably over the related subscription term beginning on the date the Company provides access to its survey product. Access to the Company’s subscription product is an obligation representing a series of distinct services (and which comprise a single performance obligation) that the Company provides to its end customer over the subscription term. The Company recognizes the majority of its revenue ratably because the customer benefits from access to the Company’s subscription products throughout the subscription term.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company generally invoices its customers at the beginning of the term on a monthly or annual basis. The Company's contracts are generally non-cancellable and do not contain refund-type provisions. The Company’s contracts do not contain a significant amount of variable consideration as the price of its subscription offerings are generally fixed at contract inception. Based on the invoicing structure and related subscription term, the Company determined its contracts do not contain a financing component. The Company applied the practical expedient provided by ASC 606 and did not evaluate contracts of one year or less for the existence of a significant financing component. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

The Company records contract liabilities to deferred revenue when cash payments are received or due. Deferred revenue consists of the unearned portion of customer billings.

The Company recognized into revenue $43.1 million and $78.2 million during the three and nine months ended September 30, 2018, respectively, and $36.3 million and $68.8 million during the three and nine months ended September 30, 2017, respectively, that was included in the deferred revenue balances at the beginning of each respective periods.

As of September 30, 2018, future estimated revenue related to performance obligations that are unsatisfied or partially unsatisfied at the end the reporting period was $109.9 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Deferred Commissions

Certain commissions earned by the Company’s salesforce are considered to be incremental and recoverable costs of obtaining a contract with a customer. Such costs are deferred and amortized on a straight-line basis over their estimated period of benefit which is generally estimated as four years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortization of deferred commissions, included in sales and marketing expense line within the statements of operations was $423,000 and $1.1 million during the three and nine months ended September 30, 2018, respectively, and $260,000 and $688,000 during the three and nine months ended September 30, 2017, respectively. There was no impairment loss in relation to the deferred commissions for any period presented.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for all share-based payments to employees based on the grant-date fair value of the Company’s common stock estimated in accordance with the provisions of Accounting Standards Codification (“ASC”) 718, Compensation‑Stock Compensation. For time-based equity awards, stock-based compensation expense is recognized on a straight-line basis over the award’s requisite service period, which is generally four years. The Company adopted the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) in 2016 with no material impact on the consolidated financial statements. In accordance with ASU 2016-09, the Company recognizes excess tax benefits from stock-based compensation expense in earnings, which are substantially offset by a valuation allowance, and made a policy election to account for forfeitures as they occur.

The Company determines the fair value of equity awards as follows:

Stock Options: The Company estimates the fair values of its stock options using the Black-Scholes-Merton option-pricing model for options granted at-the-money and Lattice-Binomial option valuation model for out-of-the-money option grants. The aforementioned option valuation models require the input of key assumptions which are as follows:

•

Expected Term: As the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the Company determines the expected term based on the average period the stock options are expected to remain outstanding, generally calculated as the midpoint of the stock options vesting term and contractual expiration period for awards granted at-the-money. For awards granted out-of-the-money, the expected term was adjusted to also consider the estimated period for those options to become in-the-money.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•

Expected Volatility: As the Company does not have sufficient trading history of its common stock, stock price volatility is estimated at the applicable grant date by taking the weighted-average historical volatility of a group of comparable publicly-traded companies over a period equal to the expected life of the options.

•

Expected Dividend Rate: The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

•

Risk-Free Interest Rate: The Company determined the risk-free interest rate by using a weighted average assumption equivalent to the expected term based on the U.S. Treasury constant maturity rate as of the date of grant.

Additionally, due to the absence of an active market for the Company’s common stock prior to its IPO, the Company obtained third-party valuations (prepared contemporaneously in connection with grants of share-based payments made prior to the Company’s IPO) to estimate the fair value of its common stock for purposes of measuring stock-based compensation expense to be recognized. The third-party valuations were prepared using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants (“AICPA”) Accounting & Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Additional factors considered in preparing the third-party valuations were as follows:

•	Market multiples of comparable public companies in the Company’s industry as indicated by their market capitalization and guideline merger and acquisition transactions;
•	The Company’s performance and market position relative to its competitors, who may change from time to time;
•	The Company’s historical financial results and estimated trends and prospects for its future performance;
•	The economic and competitive environment;
•	The likelihood and timeline of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions;
•	Any adjustments necessary to recognize a lack of marketability for its common stock; and
•	Precedent sales of or offers to purchase its capital stock.

Restricted Stock Units and Restricted Stock Awards: The fair value of the restricted stock units (including those that are performance-based) and restricted stock awards was determined based on the fair value of the Company’s common stock on the grant date.

Beginning in the second quarter of 2015, the Company granted performance-based restricted stock units (“Performance RSUs”) that vest upon the satisfaction of both a service condition and a Performance Vesting Condition. The Performance Vesting Condition occurred upon the effectiveness of the registration statement for the Company's IPO, which was September 25, 2018. As a result, the Company recognized the cumulative amount of unrecognized stock-based compensation expense of $89.9 million for services already rendered using the accelerated attribution method. As of September 30, 2018, the remaining unamortized stock-based compensation related to these awards was $37.9 million, which the Company expects to recognize on an accelerated basis over the remaining weighted-average requisite service periods of 1.6 years (see Note 7 for additional discussion).

Business Combinations

When the Company acquires a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require the Company to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. The Company’s estimates of fair value are based upon assumptions

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to non-operating income (expense) in the consolidated statement of operations.

Impairment of Long-Lived Assets

Long-lived assets with finite lives include property and equipment, capitalized internal-use software and acquisition intangible assets. Long-lived assets are depreciated or amortized over their estimated useful lives which are as follows:

Building	40 years
Computer equipment	2 to 5 years
Furniture, fixtures, and other assets	5 years
Leasehold improvements	Shorter of remaining lease term or 5 years
Purchased software	3 years
Capitalized internal-use software	3 years
Acquisition intangible assets: customer relationships	5 to 7 years
Acquisition intangible assets: trade name	2 to 10 years
Acquisition intangible assets: technology	3 to 8 years

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of depreciable or amortizable long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows do not exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. The Company did not recognize any impairment of long-lived assets during each of the three and nine months ended September 30, 2018 and 2017. The Company believes that the carrying values of long-lived assets as of September 30, 2018 are recoverable.

Goodwill is not amortized but rather tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the carrying value of goodwill exceeds the implied fair value of the Company. The Company did not recognize any impairment of goodwill during each of the three and nine months ended September 30, 2018 and 2017.

Foreign Currencies

The functional currency of the Company’s foreign subsidiaries is generally the U.S. Dollar. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in other non-operating income (expense), net in the statement of operations.

For subsidiaries where the functional currency is the local currency, the assets and liabilities of those foreign subsidiaries are translated from their respective functional currencies into U.S. Dollars at the rates in effect at the balance sheet date and revenue and expense amounts are translated at a rate approximating the average exchange rate for the period. Foreign currency translation gains and losses are recorded to accumulated other comprehensive income (loss).

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in banks, primarily in checking accounts and such amounts may at times exceed the federally insured limits. Cash

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

equivalents consist of short-term money market funds (for which the Company had none in any of the periods presented), which are managed by reputable financial institutions. For purposes of its customer concentration disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. No single customer accounted for more than 10% of revenue during each of the three and nine months ended September 30, 2018 and 2017. No customers accounted for more than 10% of accounts receivable, net as of September 30, 2018 and December 31, 2017, respectively.

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820, Fair Value Measurement, to assets and liabilities that are required to be measured at fair value, which include investments in marketable debt and equity securities and derivative financial instruments.

Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive income until realized.

See Note 4 for additional disclosures regarding fair value measurements.

Private Company Investments

As noted below under “Accounting Pronouncements Recently Adopted”, on January 1, 2018, the Company adopted ASU 2016-01 as of January 1, 2018 and accounts for private company investments, without readily determinable fair values, either under the equity or cost method. Investments through which the Company exercises significant influence but does not have control over the investee are accounted for under the equity method. Investments through which the Company is not able to exercise significant influence over the investee are measured and accounted for using an alternative measurement basis of a) the carrying value of a security at cost, b) less any impairment and c) plus or minus any qualifying observable price changes (with a same or similar security from the same issuer). These securities were previously accounted for using the cost method of accounting, measured at cost less other-than-temporary impairment. If an observable price change or impairment is recognized on the Company’s private company investments, such investments would then be classified as a Level 3 financial instrument within the fair value hierarchy based on the nature of the fair value inputs. The Company classifies private company investments as other assets on the consolidated balance sheets as those investments do not have stated contractual maturity dates. Any adjustments to the carrying value are recognized in other non-operating income (expense), net in the consolidated statement of operations. As of September 30, 2018 and December 31, 2017, respectively, the carrying value of the Company’s private company investment at cost was $3.6 million. There were no impairments or observable price changes for the Company’s private company investment during the three and nine months September 30, 2018.

Impairment of Investments

The Company periodically reviews its investments for impairment. If the Company concludes that any of these investments are impaired, the Company determines whether such impairment is other-than-temporary. Factors considered to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period and the Company’s intent to sell. For debt securities, the Company also considers whether (1) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and (2) the amortized cost basis cannot be recovered as a result of credit losses. If the investment is considered to be other-than-temporarily impaired, the Company will record the investment at fair value by recognizing an impairment within other non-operating income (expense) in the consolidated statement of operations and establishes a new carrying value for the investment.

Derivative Financial Instruments

From time to time, the Company may use derivative financial instruments consisting of interest rate swaps to manage cash flow exposure under its credit facilities and accounts for such derivative financial instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities. The Company recognizes its derivative financial instruments as an asset or liability in the consolidated balance sheets at fair value, if material. The Company did not have any derivative financial instruments during each of the three and nine months ended September 30, 2018 and 2017.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash on deposit with banks and investments in money market funds (for which the Company had none in any of the periods presented) with maturities of 90 days or less from the date of purchase. The Company also classifies amounts in transit from payment processors for customer credit card and debit card transactions as cash equivalents, because such amounts generally convert to cash within five days with little or no default risk.

Accounts Receivable

Accounts receivable are customer obligations that arise due to the time taken to settle transactions through direct customer payments. The Company bills in advance for monthly contracts and generally bills annually in advance for contracts with terms of one year or longer when it has an unconditional contractual right to consideration. The Company also recognizes an immaterial amount of contract assets, or unbilled receivables, primarily relating to rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the customer.

The Company records an allowance for doubtful accounts based upon its assessment of various factors including the Company’s historical experience, the age of a customers’ accounts receivable balance, a customers’ credit quality, current economic conditions, historical bad debt expense trends and other factors that may affect a customers’ ability to pay to determine the level of allowance required. Amounts deemed uncollectible are recorded to the allowance for doubtful accounts with an offsetting charge in the statements of operations.

Property and Equipment

Property and equipment, excluding buildings capitalized under build-to-suit lease arrangements which are discussed below, are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures that improve an asset or extend its estimated useful life are capitalized. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.

Capitalized Internal-Use Software and Website Development Costs

The Company incurs development costs relating to its online survey platform as well as other software solely for internal-use. Costs relating to the planning and post‑implementation phases of development are expensed as incurred. Costs incurred in the development phase are capitalized and included in capitalized internal-use software, net and amortized over their estimated useful life, generally three years. Maintenance and training costs are expensed as incurred.

Lease Accounting

Except for the Company’s San Mateo building lease which is accounted for as a build-to-suit lease, the Company leases facilities, datacenters, and equipment which are accounted for as operating leases (as further described in Note 8). Rent escalations and concession provisions are considered in determining the total estimated rent expense to be incurred and which is recognized over the lease term on a straight-line basis. The Company records the difference between the rent paid and the straight-line rent as a deferred rent liability in the accompanying consolidated balance sheets.

For build-to-suit lease arrangements, the Company may be deemed to be the building owner during the construction period for accounting purposes. In that circumstance, the Company records an asset and liability for estimated construction costs incurred under a build-to-suit lease arrangement to the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease.

The Company additionally has entered into subleases for unoccupied leased office space. To the extent there are losses associated with the sublease, they are recognized in the period the sublease is executed. Gains are recognized over the sublease life. Any sublease payments received in excess of the straight-line rent payments for the sublease are recorded in other non-operating income (expense).

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Legal and Other Contingencies

The Company accrues a liability for either claims arising in the ordinary course of business, assessments resulting from non-income-based audits or litigation when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. See Note 8 for additional information pertaining to legal and other contingencies.

Liability for Sabbatical Leave

In 2016, the Company adopted a sabbatical leave program for its employees whereby the Company’s full-time employees are eligible for four weeks of paid time-off after four years of continuous service. The Company accounts for sabbatical leaves in accordance with ASC 710, Compensated Absences. As of September 30, 2018, the accrued balance was $4.2 million ($2.1 million included in accrued compensation and $2.1 million in other non-current liabilities). As of December 31, 2017, the accrued balance was $3.6 million ($1.7 million included in accrued compensation and $1.9 million in other non-current liabilities).

Advertising and Promotion Costs

Expenses related to advertising, marketing and promotion of the Company’s product offerings are expensed as incurred. These costs mainly consist of search engine marketing related costs. The Company incurred $6.6 million and $17.1 million during the three and nine months ended September 30, 2018, respectively, and $4.5 million and $13.4 million during the three and nine months ended September 30, 2017, respectively, which are included in sales and marketing expenses in the condensed consolidated statements of operations.

Cost of Revenue

Cost of revenue consists primarily of expenses associated with the delivery and distribution of the Company’s platform for users of the Company’s online survey platform. Cost of revenue generally consist of infrastructure costs, personnel costs and other related costs. Infrastructure costs generally include expenses related to the operation of the Company’s data centers, such as data center equipment depreciation and facility costs (such as co-location rentals), website hosting costs, credit card processing fees, amortization of capitalized software, charity donations and external sample costs. Personnel costs, including salaries and bonuses, stock-based compensation expense, other employee benefits and travel-related expenses for employees whose primary responsibilities relate to supporting the Company’s infrastructure and delivering user support. Other related costs include amortization of acquired developed technology intangible assets and allocated overhead.

Research and Development

Research and development costs primarily include personnel costs (including salaries, bonuses, stock-based compensation expense, other employee benefits and travel-related expenses), costs for third-party consultants, depreciation of equipment used in research and development activities and allocated overhead. Except for costs associated with the development of internal-use software, research and development costs are expensed as incurred.

Sales and Marketing

Sales and marketing expenses relate to both self-serve and outbound sales activities. Sales and marketing expenses generally are comprised of personnel costs (including salaries, sales commissions and amortization of deferred sales commissions, stock-based compensation expense, other employee benefits and travel-related expenses), costs related to brand campaign fees, lead generation fees, amortization of acquired trade name and customer relationship intangible assets and allocated overhead.

General and Administrative

General and administrative expenses consist primarily of employee-related costs (including salaries, bonuses, stock-based compensation expense, other employee benefits and travel-related expenses) for legal, finance, human resources, and other administrative functions, as well as certain executives. In addition, general and administrative expenses include outside legal, accounting and other professional fees, non-income-based taxes and allocated overhead.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Restructuring

From time to time, the Company may implement a management-approved restructuring plan to improve efficiencies across the organization, reduce its cost structure, and/or better align its resources with the Company’s product strategy. Restructuring charges can include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, contract cancellation costs and other related costs.

In connection with such plans, the Company may incur restructuring costs comprised of employee severance and associated termination costs related to the reduction of its workforce, losses on its non-cancelable lease contracts, and other contract termination costs. Costs associated with a restructuring plan are recognized and measured at fair value in the consolidated statement of operations in the period in which the liability is incurred. These restructuring initiatives may require the Company to make estimates in several areas including: (i) expenses for employee severance and other separation costs; (ii) realizable values of assets made redundant, obsolete, or excessive; and (iii) the ability to generate sublease income and to terminate lease obligations at the estimated amounts.

Other Non-Operating Income (Expense)

Other non-operating income (expense), net consists primarily of interest income, net foreign currency exchange gains (losses), gain on sale of private company investments, net realized gains and losses related to investments, and other. The components of other non-operating income (expense) recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Interest Income	$151	$17	$292	$30
Foreign currency gains (losses), net	(303)	(170)	(1,032)	396
Gain on sale of a private company investment	—	—	999	6,750
Loss on debt extinguishment	—	—	—	(194)
Other income (expense), net	(67)	927	(127)	968
Other non-operating income (expense), net	$(219)	$774	$132	$7,950

As of December 31, 2016, the Company had a private company investment of approximately $5.0 million accounted for using the cost method of accounting, which it sold in January 2017 for cash consideration of $11.7 million and recognized a gain of $6.7 million during the nine months ended September 30, 2017. Additionally, the Company is entitled to receive contingent consideration to be received over three years following the close of the transaction, subject to the private company meeting certain employee retention and financial targets. Subsequent earn-out amounts collected will be recorded as a gain when cash is received. In February 2018, the Company received its share of the first installment of the earn-out payment of $1.0 million, which was recognized during in the first quarter of 2018.

Income Taxes

The Company accounts for income taxes using the asset and liability method. ASC 740, Accounting for Income Taxes, requires the recognition of deferred tax assets and liabilities based upon the temporary differences between the financial reporting and tax bases of assets and liabilities and using enacted rates in effect for the years in which the differences are expected to reverse.

Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company records uncertain tax positions on the basis of a two-step process in which: (1) the Company determines

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

whether it is more likely than not that the tax positions will be sustained on the basis of technical merits of the position, and (2) for those tax positions that meet the more likely than not recognition threshold, the Company recognizes the tax benefit as the largest amount that is cumulatively more than 50% likely to be realized upon ultimate settlement with the related tax authority.

From time to time, the Company engages in certain intercompany transactions and legal entity restructurings. The Company considers many factors when evaluating these transactions, including the alignment of their corporate structure with their organizational objectives and the operational and tax efficiency of their corporate structure, as well as the long-term cash flows and cash needs of its business. These transactions may impact the Company’s overall tax rate and/or result in additional cash tax payments. The impact in any period may be significant. These transactions may be complex and the impact of such transactions on future periods may be difficult to estimate.

Accounting Pronouncements Recently Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASC 606, as modified through other ASUs issued subsequent to ASU 2014-09, supersedes all existing revenue recognition requirements and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. ASC 606 was effective for public companies with fiscal years beginning after December 15, 2017.

On January 1, 2018, the Company adopted the requirements of ASC 606 using the full retrospective transition method. The primary impact of adopting ASC 606 relates to the deferral of incremental sales commissions incurred to obtain subscription contracts. Prior to the adoption of ASC 606, such costs were expensed as incurred. The Company amortizes these costs on a straight-line basis over a period of benefit, estimated to be generally four years.

The impact of adopting ASC 606 is as follows:

•

Consolidated statements of operations impact: A decrease in sales and marketing expense of $17,000 and $688,000, respectively, during the three and nine months ended September 30, 2017, respectively; and

•	Consolidated balance sheets impact: An increase in total assets of $3.2 million as of December 31, 2017.

Financial Instruments: In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The most significant impact of ASU 2016-01 was for the Company’s private company investments whereby such investments are recorded at cost and adjusted for impairments and observable price changes through the consolidated statements of operations. ASU 2016-01 is effective for public companies with fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-01 as of January 1, 2018 with no impact upon adoption.

Stock Compensation: In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718) Scope of Modification Accounting, which amends and improves the current modification accounting guidance in ASC 718. As amended, the new accounting guidance would be applicable only when there is a change in value resulting from an equity award modification. ASU 2017-09 is effective for public companies with fiscal years beginning after December 15, 2017. The Company adopted ASU 2017-09 as of January 1, 2018 with no impact upon adoption.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting, to simplify and improve the accounting guidance applicable to equity transactions with nonemployees. The most significant impact of ASU 2018-07 is that, similar to equity awards issued to employees, equity awards issued to nonemployees are accounted for at their grant date fair values pursuant to ASC 718 (rather than at their expected settlement date fair value under current GAAP). ASU 2018-07 is effective for public companies with fiscal years beginning after December 15, 2018. The Company early adopted ASU 2018-07 as of July 1, 2018 and recognized an adjustment of $43,000 to retained earnings as of January 1, 2018 for awards not settled as of the adoption date.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Income Taxes: In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers Other than Inventory (Topic 740), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for public companies with fiscal years beginning after December 15, 2017 and early adoption is permitted. The Company early adopted ASU 2016-16 as of January 1, 2018 with no impact upon adoption.

Accounting Pronouncements Not Yet Adopted

Leases: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02, as ,modified through other ASUs issued subsequent to ASU 2016-02, generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. ASU 2016-02 is effective for public companies with fiscal years beginning after December 15, 2018 on a modified retrospective basis and early adoption is permitted. The Company plans to adopt the requirements of ASU 2016-02 as of January 1, 2019 including use of the transition method which allows for recognition of the cumulative-effect adjustments at the beginning of the adoption period. The Company currently expects that the lease for its San Mateo building (see Note 8 for additional information) will be classified as an operating lease upon adoption of ASU 2016-02.  Additionally, the Company currently expects that its operating leases will result in recognition of right-of-use assets and corresponding liabilities. The Company will continue to evaluate the effect of adopting this guidance on its condensed consolidated financial statements and related disclosures up through the date of adoption.

Internal-Use Software: In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 amends current guidance to align the accounting for costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs associated with developing or obtaining internal-use software. Capitalized implementation costs must be expensed over the term of the hosting arrangement and presented in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement. ASU 2018-15 is effective for public companies with fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect of adopting this guidance on its consolidated financial statements and related disclosures.

3. Cash and Cash Equivalents

As of September 30, 2018 and December 31, 2017, cash and cash equivalents were $257.1 million and $35.3 million, respectively.

Included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions of $3.5 million and $1.9 million as of September 30, 2018 and December 31, 2017, respectively.

Restricted cash that is included within other assets as of September 30, 2018 was $168,000. Restricted cash that is included within other assets as of December 31, 2017 was nominal.

4. Fair Value Measurements

Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based on the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1 – Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The carrying amounts of the Company’s financial instruments, which generally include cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. The carrying value of the Company’s debt approximates fair value based on borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk.

As of September 30, 2018 and December 31, 2017, the Company did not have any financial instruments accounted for pursuant to ASC 820.

5. Property and Equipment

As of September 30, 2018 and December 31, 2017, property and equipment consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Building	$71,780	$71,780
Computer equipment	21,412	22,225
Leasehold improvements	59,481	54,004
Furniture, fixtures, and other assets	10,951	10,573
Gross property and equipment	163,624	158,582
Less: Accumulated depreciation	(38,874)	(27,251)
Property and equipment, net	$124,750	$131,331

Depreciation expense was $4.9 million and $14.4 million, during the three and nine months ended September 30, 2018, respectively, and $4.0 million and $11.1 million, during the three and nine months ended September 30, 2017, respectively.

6. Intangible Assets

Capitalized internal-use software

As of September 30, 2018 and December 31, 2017, capitalized internal-use software consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Gross capitalized internal-use software	$105,352	$95,607
Less: Accumulated amortization	(70,463)	(54,114)
Capitalized internal use software, net	$34,889	$41,493

Amortization expense related to capitalized internal-use software was $5.0 million and $16.3 million during the three and nine months ended September 30, 2018, respectively, and $5.4 million and $15.6 million during the three and nine months ended September 30, 2017, respectively, and is included in cost of revenue in the consolidated statements of operations.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Acquisition intangible assets, net

As of September 30, 2018 and December 31, 2017, intangible assets, net consisted of the following:

	September 30, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,696	$(41,981)	$5,715	$47,696	$(40,696)	$7,000
Trade name	6,072	(5,680)	392	6,072	(5,192)	880
Technology	22,007	(17,757)	4,250	22,007	(16,293)	5,714
Acquisition intangible assets, net	$75,775	$(65,418)	$10,357	$75,775	$(62,181)	$13,594

Amortization expense was $1.1 million and $3.2 million during the three and nine months ended September 30, 2018, respectively, and $1.1 million and $3.4 million during the three and nine months ended September 30, 2017, respectively.

Future amortization expense

As of September 30, 2018, future amortization expense by year is expected to be as follows (in thousands):

(in thousands)	Capitalized internal-use software, net	Acquisition intangible assets, net
Remainder of 2018	$4,915	$1,033
2019	11,243	3,839
2020	4,444	2,952
2021	70	1,705
2022	—	828
Total amortization expense	$20,672	$10,357

Future capitalized internal-use software amortization excludes $14.2 million of costs which are currently in the development phase.

Goodwill, net

The changes in the carrying amount of goodwill, net were as follows (in thousands):

Balance as of December 31, 2017	$336,861
Balance as of September 30, 2018	$336,861

7. Stockholders’ Equity and Employee Benefit Plans

Common stock and preferred stock

In connection with the Company’s IPO, the Company’s stockholders approved the Fourth Amended and Restated Certificate of Incorporation to authorize the issuance of up to 900,000,000 shares, consisting of 800,000,000 shares of common stock at par value of $0.00001 per share and 100,000,000 shares of preferred stock at par value $0.00001 per share. In connection with the Fourth Amended and Restated Certificate of Incorporation, common stock and additional paid-in capital amounts in consolidated balance sheets have been adjusted to reflect the change in par value.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the nine months ended September 30, 2018, the Company repurchased approximately $16,000 of common stock (1,159 shares) at a price of $13.65 per share, which was approximately the fair value of common stock at such time. During the nine months ended September 30, 2017, the Company repurchased approximately $144,000 of common stock (11,791 shares) at $12.21 per share, which was approximately the fair value of common stock.

Equity Incentive Plans

The Company has two equity incentive plans: the 2011 Equity Incentive Plan ( the “2011 Plan”) and the 2018 Equity Incentive Plan (the “2018 Plan”). The Company’s stockholders approved the 2018 Plan on September 5, 2018, and established it with an adjustable reserve of 9,394,744 shares of common stock. Additionally, upon the completion of the Company’s IPO in September 2018, the 2011 Plan was terminated and all shares that remained available for future issuance under the 2011 Plan at that time were transferred to the 2018 Plan. To the extent that grants outstanding under the 2011 Plan terminate, cancel or are forfeited, the shares reserved for issuance under such grants are transferred to the 2018 Plan and become available for subsequent grant thereunder.

Under the 2018 Plan, the Board or a committee of the Board, may grant incentive and nonqualified stock options, stock appreciation rights, restricted or unrestricted stock awards, restricted stock units (“RSUs”), phantom stock, performance awards or other stock-based awards to employees, directors and other individuals providing services to the Company. The purpose of the 2018 Plan is to promote the long-term growth and profitability of the Company by (i) providing employees with incentives to improve stockholder value and to contribute to the growth and financial success of the Company through their future services, and (ii) enabling the Company to attract, retain and reward the best‑available persons. The options granted under the 2018 Plan, may be granted at a price not less than the fair market value on the grant date.

The Board, or a committee of the Board, has granted options with an exercise price at or which approximates the fair value on the grant date to new hires, except for the out-of-the-money options granted to certain employees as discussed below. Grants of time-based awards generally vest over a four-year period for new hires and over a three-year period for subsequent grants to existing employees. The service condition for the majority of these awards are satisfied generally over the applicable vesting period. Options expire as determined by the Board, or committee of the Board, but not more than ten years after the date of the grant. In 2015, the Company began granting restricted stock units that contain both a service condition and Performance Vesting Condition. Both the service condition and Performance Vesting Condition must be met in order for these awards to vest and issue. The Performance Vesting Condition occurred upon the effectiveness of the registration statement for the Company's IPO, which was September 25, 2018.

As of September 30, 2018, 13,906,190 shares of common stock remain available for grant under the 2018 Plan.

The following is a summary of stock option activity for the current year period:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding, vested and expected to vest at December 31, 2017	13,809,069	$14.82	$9,292	7.8
Granted	5,455,835	$13.32
Exercised	(66,265)	$6.62
Forfeited	(690,207)	$15.23
Expired	(139,558)	$13.95
Outstanding, vested and expected to vest at September 30, 2018	18,368,874	$14.39	$30,217	7.8
Exercisable at September 30, 2018	9,400,643	$14.19	$17,425	6.7

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following is a summary of restricted stock awards for the current year period:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2017	480,866	$14.38	0.6
Vested	(480,866)	$14.38
Unvested at September 30, 2018	—	$0.00	0.0

The following is a summary of restricted stock units for the current year period:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2017	8,838,281	$12.52	2.2
Granted	3,483,580	$13.33
Vested, gross of shares withheld for employee payroll taxes	(5,158,846)	$12.70
Forfeited/canceled, including shares withheld for employee payroll taxes	(866,208)	$12.64
Unvested at September 30, 2018	6,296,807	$12.81	1.2

Fair Value of Stock Options

Lattice-Binomial Option Valuation Model

Stock options granted during the three and nine months ended September 30, 2017 were out-of-the-money and valued using the Lattice-Binomial Option Valuation Model which estimates fair value based on the assumed changes in prices for the option grants’ underlying asset over their contractual life. The fair value of the out-of-the-money stock options is being amortized on a straight-line basis over the requisite service period of the awards granted. The fair value of each out-of-the-money stock option was estimated on their grant dates using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected life (in years)	n/a	5.7 to 6.1	n/a	5.7 to 6.1
Risk-free interest rate	n/a	2.4%	n/a	2.4%
Volatility	n/a	50%	n/a	50%
Dividend yield	n/a	—%	n/a	—%
Fair value of common stock	n/a	$11.84	n/a	$11.84

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Black-Scholes Option Valuation Model

Stock options granted during the three and nine months ended September 30, 2018 were at-the-money and valued using the Black-Scholes Valuation Model. The fair value of the at-the-money stock options is being amortized on a straight-line basis over the requisite service period of the awards granted. The fair value of each at-the-money stock option was estimated on their grant dates using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected life (in years)	5.8 to 6.0	n/a	5.8 to 6.0	n/a
Risk-free interest rate	2.8% - 3.0%	n/a	2.7% - 3.0%	n/a
Volatility	44% - 60%	n/a	43% - 60%	n/a
Dividend yield	—%	n/a	—%	n/a
Fair value of common stock	$12.00 to $13.65	n/a	$12.00 to $13.65	n/a

2018 Employee Stock Purchase Plan

On September 5, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective prior to the completion of the IPO, and established with an initial reserve of 2,673,444 shares of common stock. As of September 30, 2018, 2,673,444 shares of common stock remain available for grant under the 2018 ESPP.

Except for the initial offering period, the ESPP provides for 24-month offering periods beginning May 22 and November 22 of each year, and each offering period will consist of four six-month purchase periods. The initial offering period began on September 25, 2018 and will end on November 22, 2020. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date, or (2) the fair market value of its common stock on the purchase date.

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$6,472	$634	$7,776	$1,870
Research and development	37,490	2,799	43,903	7,065
Sales and marketing	14,496	1,322	16,411	6,622
General and administrative	40,354	3,667	48,014	10,806
Stock-based compensation expense, net of amounts capitalized	98,812	8,422	116,104	26,363
Capitalized stock-based compensation expense	495	587	1,251	2,510
Stock-based compensation expense	$99,307	$9,009	$117,355	$28,873

Between November 2013 through May 2015, the Company granted approximately 16.7 million of stock options at $42.33 per share. In August 2015, the Company repriced and exchanged (representing a probable to probable modification pursuant to ASC 718) approximately 11.9 million stock options at a ratio of two original options to purchase shares issued per one new option to purchase shares. As a result, the Company issued approximately 6.0 million options with an exercise price of $16.03 (the fair value per common share was $14.38 at the exchange date) in exchange for the previously granted stock options. The reprice and exchange resulted in an additional $19.8 million of stock-based compensation expense to be recognized over the requisite service period of the new award which was four years from exchange date. As of September 30, 2018, approximately $2.0 million of unrecognized compensation expense remains relating to the repriced and exchanged awards which will be recognized over the remaining service periods through 2019.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In the second quarter of 2017, the Company modified (an improbable to probable modification pursuant to ASC 718) the terms of approximately 0.5 million restricted stock awards which resulted in a reduction in stock-based compensation expense (as the award fair value at the modification date was less than at the grant date) of $1.1 million and was fully recognized at the modification date and recognized as sales and marketing costs in the consolidated statement of operations during the nine months ended September 30, 2017.

During the three months ended March 31, 2018, the Company modified (an improbable to probable modification pursuant to ASC 718) the terms of approximately 0.5 million restricted stock awards which resulted in a reduction in stock-based compensation expense (as the award fair value at the modification date was less than at the grant date) of $0.5 million and was fully recognized at the modification date (in the first quarter of 2018) and recognized as research and development, and sales and marketing costs in the consolidated statement of operations during the nine months ended September 30, 2018.

As of September 30, 2018, unamortized stock-based compensation was as follows:

	Unrecognized stock-based compensation (in thousands)	Weighted average vesting period (in years)
Stock options	$51,020	2.4
Restricted stock units (service-based)	4,800	1.1
Restricted stock units (performance-based)(1)	37,865	1.6
Total unrecognized stock-based compensation	$93,685

(1)

The Performance Vesting Condition occurred upon the effectiveness of the registration statement for the Company's IPO, which was September 25, 2018. The remaining unrecognized stock-based compensation expense is recognized on an accelerated basis over the weighted-average remaining requisite service period.

401(k) Plan

In the United States, the Company offers its employees a defined contribution plan that qualifies as a deferred salary arrangement under Section 401 of the U.S. Internal Revenue Code (“401(k) Plan”). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowed by the Internal Revenue Service. The Company currently provides a matching contribution of 25% of deferrals for eligible employees. Compensation expense for the Company's matching contributions was $0.5 million and $1.8 million during the three and nine months ended September 30, 2018, respectively, and $0.4 million and $1.5 million during the three and nine months ended September 30, 2017, respectively.

8. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating leases which expire at various dates through 2028. Gross rent expense was $1.2 million and $3.0 million during the three and nine months ended September 30, 2018, respectively, and $1.0 million and $3.4 million during the three and nine months ended September 30, 2017, respectively.

San Mateo Building

In July 2015, the Company entered into a lease agreement for office space in San Mateo, California with a lease term until December 2028 (“San Mateo facility”). The Company uses the San Mateo facility for corporate headquarter functions, as well as product and engineering, sales and marketing, and administrative operations. The space rented is for the total office space available in the building, which was in the process of being constructed at the time the lease agreement was executed. Because of the Company’s involvement during the construction period, the Company is considered for accounting purposes to be the owner of the construction project. Accordingly, the building under construction was accounted for as owned real estate and was capitalized in the Company’s consolidated balance sheets as property and equipment-building with a corresponding non-

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

current financing obligation on leased facility. Construction was completed in 2016 and the Company capitalized $71.8 million of construction costs for the building (see Note 5 for additional information). Additionally, the Company incurred additional leasehold improvement costs of which $14.3 million was reimbursed by the landlord (of which $6.8 million was incurred during 2017).

As of September 30, 2018 and December 31, 2017, respectively, the corresponding liability related to the construction costs incurred by the landlord totaled $92.3 million and $93.4 million and is reflected in the consolidated balance sheets as financing obligations on leased facility. The obligation will be settled through monthly lease payments to the landlord and will include imputed interest on the unpaid financing obligation and ground lease.

As discussed in Note 1 above under “Accounting Pronouncements Not Yet Adopted”, the Company plans to adopt the requirements of ASU 2016-02 as of January 1, 2019 and currently expects that the San Mateo Lease will be classified as an operating lease.

As of September 30, 2018, future minimum lease payments under operating leases and financing obligations, net of sublease income, by year are as follows:

	Gross Minimum Lease Payments
(in thousands)	Financing Obligation- Leased Facility	Operating Leases	Sublease Income	Minimum Lease Payments, net
Remainder of 2018	$2,571	$690	$(1,164)	$2,097
2019	10,621	2,794	(4,742)	8,673
2020	10,956	2,334	(2,920)	10,370
2021	11,291	928	(2,535)	9,684
2022	11,649	667	(336)	11,980
2023	12,008	743	—	12,751
Thereafter	65,949	2,974	—	68,923
Total	$125,045	$11,130	$(11,697)	$124,478

Letters of Credit

As of September 30, 2018, the Company had standby letters of credit for $7.8 million which were issued in connection with certain leases.

Legal Matters

The Company may be subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, patent and privacy matters, class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Periodically, the Company evaluates developments in its legal matters and records a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company's judgment may be incorrect.

There are currently no legal matters or claims that have arisen from the normal course of business that the Company believes would have a material impact on the Company’s financial position, results of operations or cash flows.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9. Debt

As of September 30, 2018 and December 31, 2017 the carrying values of debt were as follows:

			September 30, 2018		December 31, 2017
	Issuance date	Maturity date	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
Revolving credit facilities, as modified	February 2013	April 2022	$25,000	5.54% - 6.51%	$25,000	5.36% - 5.46%
2017 Refinancing Facility Agreement	April 2017	April 2024	296,250	6.20% - 6.81%	298,500	5.66% - 5.84%
Total debt			$321,250		$323,500
Less: Unamortized issuance discount and issuance costs, net			4,454		5,179
Less: Current portion of debt, net			103,282		2,032
Long term debt, net			$213,514		$316,289

In February 2013, the Company entered into a Credit Agreement (“2013 Credit Facility”) which was subsequently amended at various dates primarily to revise certain financial covenants and ratios, permit certain transactions, increase the facility, or extend the maturity date. As modified, the 2013 Credit Facility comprised a $315 million term loan and $75 million revolving credit facility.

In April 2017, the Company entered into a Refinancing Facility Agreement (“2017 Credit Facility”), comprising a $300 million Term Loan and $75 million revolving credit facility. Upon execution of the 2017 Credit Agreement, the term loan under the 2013 Credit Facility was substantially modified and partially extinguished (and the Company recognized a $0.2 million loss on extinguishment during the three and nine months ended September 30, 2017). Loans under the 2017 Credit Facility accrue interest based upon, at the Company’s option, either at a base interest rate or a reserve adjusted LIBOR rate, in each case plus an applicable margin. The applicable margin for the Term Loan is 3.50% in the case of a base rate loan and 4.50% in the case of a LIBOR loan, and the applicable margin for the revolving loan is 3.00% in the case of a base rate loan and 4.00% in the case of a LIBOR loan. Periodic principal payments on the Term Loan are due quarterly at an amount equal to 0.25% of the aggregate amount of all Term Loans outstanding. The remaining principal amounts on the Term Loan are due on April 13, 2024. The principal amount on the revolving credit facility is due and all revolver commitments terminate on April 13, 2022.

On October 10, 2018, the Company entered into a Refinancing Facility Agreement (see Note 14 for additional discussion).

The Company records debt discounts and issuance costs as a reduction to the current and long-term portions of the debt in the consolidated balance sheets. The Company amortizes these costs using the straight-line method which approximates the effective interest rate method over the life of the loan. The amounts amortized are included in interest expense in the accompanying consolidated statements of operations.

As of September 30, 2018, the Company has $42.2 million of borrowing available under the line of credit portion of the 2017 Credit Facility.

The Company’s obligations under the 2017 Credit Facility are guaranteed by certain of its subsidiaries and secured by liens on substantially all of the assets of the Company and such subsidiaries. The 2017 Credit Facility contains financial, affirmative and negative covenants that, if violated, may require the Company to pay down the loans earlier than the stated maturity dates with higher interest rates. As of September 30, 2018 and December 31, 2017, respectively, the Company was compliant with all of its debt covenant requirements in the 2017 Credit Facility. The Company believes that it will continue to comply with the terms of the loan agreements through the stated maturity dates. However, if the Company’s projections do not materialize, the Company may require additional equity or debt financing. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Principal and interest payments are due quarterly. As of September 30, 2018, future minimum payment obligations of principal amounts due under the 2017 Credit Facility by fiscal year were as follows, (in thousands):

Remainder of 2018	$750
2019	3,000
2020	3,000
2021	3,000
2022	28,000
2023	3,000
Thereafter	280,500
Total principal outstanding	$321,250

10. Income Taxes

The Company recorded an income tax provision of $0.2 million for the three months ended September 30, 2018, as compared to $1.2 million for the three months ended September 30, 2017. The Company recorded an income tax provision of $0.5 million income tax provision for the nine months ended September 30, 2018, as compared to an income tax provision of $3.6 million for the nine months ended September 30, 2017. The decreases in the Company’s income tax provision for the three and nine months ended September 30, 2018, relative to the respective prior year periods, were due to lower tax expense in the US as a result of specified provisions in the Tax Cuts and Jobs Act of 2017, including a decrease in the US statutory tax rate from 35% to 21% and changes to the Company’s valuation allowance, and additional foreign research tax credits.

The Company regularly evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during periods in which those temporary differences become deductible. As of September 30, 2018, the Company continues to maintain a full valuation allowance on its deferred tax assets that are not realizable on a more likely than not basis.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and the creation of a global intangible low-taxed income inclusion (“GILTI”).

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”) to address the application of GAAP in situations when a company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects resulting from the Tax Act. Under SAB 118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As of September 30, 2018, the Company has not yet completed its accounting for the tax effects of the Tax Act nor has it made any significant adjustments to its provisional estimates recorded during the year ended December 31, 2017. The Company will continue its analysis of these provisional amounts, which are still subject to change during the allowable measurement period.

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income ("GILTI"), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. Given the complexity of the GILTI provisions, the Company is still evaluating the effects and has not yet determined its accounting policy. As of September 30, 2018, the Company has included GILTI related to current year operations in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. There were no material changes in gross unrecognized tax benefits during the three and nine months ended September 30, 2018 and 2017.

11. Geographical Information

Revenue by geography is generally based on the billing address of the customer. For purposes of its geographic revenue disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. The following table sets forth the percentage of revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	64%	65%	64%	65%
Rest of world	36%	35%	36%	35%

No other country outside of the United States comprised 10% or greater of the Company’s revenue for each of the three and nine months ended September 30, 2018 and 2017.

12. Net Loss Per Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period which includes potential dilutive common shares assuming the dilutive effect of outstanding stock options, restricted stock units (including those that are performance-based) and restricted stock awards calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Numerator:
Net loss	$(102,362)	$(12,982)	$(129,542)	$(32,079)
Denominator:
Weighted-average shares outstanding - basic and diluted	103,096	100,584	101,984	100,056
Net loss per common share - basic and diluted:	$(0.99)	$(0.13)	$(1.27)	$(0.32)

The Company was in a loss position for the periods presented. Accordingly, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Prior to application of the treasury stock method, share equivalents (comprising stock options, restricted stock units (including those that are performance-based) and restricted stock awards) excluded from the calculations of diluted net loss per share were 24.7 million during the three and nine months ended September 30, 2018, and 22.4 million during the three and nine months ended September 30, 2017.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. Restructuring Costs

November 2017 Restructuring Plan

In November 2017, the Company implemented a restructuring plan (“November 2017 Plan”) to reduce its sales and marketing headcount and centralize its sales function in its San Mateo, CA headquarters. The total restructuring costs associated with the November 2017 Plan was $1.7 million and was primarily lease termination costs and employee severance, substantially all of which was recognized during the fourth quarter of 2017.

November 2016 Restructuring Plan

In November 2016, the Company implemented a restructuring plan (“November 2016 Plan”) to wind down the operations of the Renzu business which was acquired in May 2015. The total estimated restructuring costs associated with the November 2016 Plan was approximately $1.5 million and was primarily employee severance. Substantially all of the costs related to the November 2016 Restructuring Plan was recognized during the fourth quarter of 2016.

The restructuring plans were subject to applicable laws and consultation processes, as a part of the Company’s strategic plan to focus on its core product and improve efficiencies. In connection with these actions, the Company incurred the following pre-tax costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Employee severance	$—	$—	$33	$214
Contract termination and other costs	—	2	—	(67)
Total restructuring costs	$—	$2	$33	$147

The balances as of September 30, 2018 and December 31, 2017 included $0.3 million and $1.0 million, respectively, recorded in accrued expenses and other current liabilities and $0.2 million and $0.4 million, respectively, recorded in other non-current liabilities. As of September 30, 2018, the majority of amounts accrued pertain to non-cancellable lease costs, which will be paid through 2020.

14. Subsequent Events

Amendment to credit facility

On October 10, 2018, the Company entered into a Refinancing Facility Agreement (“2018 Credit Facility”), comprising a $220.0 million term loan (the Term Loan”) and $75.0 million revolving credit facility. Loans under the 2018 Credit Facility accrue interest based upon, at the Company’s option, either at an alternate base interest rate (“ABR”) or a Eurocurrency rate, in each case plus an applicable margin. The applicable margin for the Term Loan is 2.75% in the case of a ABR loan and 3.75% in the case of a Eurocurrency loan, and the applicable margin for the revolving loan ranges from 0.75% to 1.50% in the case of a ABR loan and 1.75 to 2.50% in the case of a Eurocurrency loan, and is based on the Company’s leverage ratio. The Company will make quarterly principal payments of $550,000 on the Term Loans with any remaining principal amounts due on October 10, 2025. The principal amount on the revolving credit facility is due and all revolver commitments terminate on October 10, 2023. Upon execution of the 2018 Credit Facility, the Company utilized a portion of its IPO proceeds to repay $101.3 million of debt outstanding under the 2017 Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus, dated September 25, 2018, and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), herein referred to as the Prospectus. As discussed in the section titled “Forward-Looking Statements,”, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Additionally, our unaudited results for the interim periods presented may not be indicative of the results to be expected for any full year period. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our Prospectus.

Overview

We were founded in 1999 and are a leading global provider of survey software products that enable organizations to engage with their key constituents, including their customers, employees and the markets they serve. Our mission is to power curious individuals and organizations to measure, benchmark and act on the opinions that drive success. Our People Powered Data platform enables conversations at scale to deliver impactful customer, employee and market insights to our over 16 million active users globally.

Our widely adopted cloud-based SaaS platform helps individuals and organizations design and distribute surveys that generate an average of more than 20 million answered questions daily across more than 190 countries and territories. Our products drive actionable insights that allow organizations to solve mission-critical business problems, including enhancing customer experience and loyalty, increasing employee productivity and retention and optimizing product and marketing investments.

Our products

We generate substantially all of our revenue from the sale of subscriptions to our products. In addition to our free basic survey product, we offer multiple tiers of subscriptions to individual users—Standard, Advantage and Premier—that provide a compelling range of functionality and features to power the collection and analysis of feedback.

We also offer team versions of our individual Advantage and Premier subscription plans. Team versions of such subscription plans are oriented for smaller groups of users who want to collaborate with others. In addition to the features available in individual Advantage and Premier subscription plans, the team versions provide collaboration capabilities around sharing, commenting and analyzing surveys and a shared asset library for team users.

In addition, we offer an enterprise-grade version of our survey platform, SurveyMonkey Enterprise, which provides managed user accounts, customized company branding, enterprise-grade security, sophisticated collaboration capabilities and deep integrations with a broad set of leading software applications. We also generate revenue from a wide range of purpose-built solutions, including SurveyMonkey CX for customer experience and feedback, TechValidate for content marketing, SurveyMonkey Engage for employee engagement and SurveyMonkey Audience for market research and analysis. We generate revenue from these purpose-built solutions by subscription or on a transactional basis, depending on the product.

Our business model

Our self-serve offering underpins a powerful, capital efficient business model that is fueled by the virality of our products. We believe our brand is synonymous with high-quality, easy to use products. The strength of our brand enables us to rapidly and cost-effectively acquire new users through free organic searches, paid online marketing and word of mouth referrals. Our survey platform and purpose-built solutions can be used without costly implementation, professional services or training, and anyone can create a survey in minutes. Our free basic survey product allows users to design and send simple surveys to collect and analyze feedback.  Users and respondents can access our survey platform on a broad range of desktop and mobile devices, and surveys can be distributed through multiple channels, such as email, web, mobile, messaging apps and social media. Users often share results and collaborate with others, who are then attracted to our survey platform and frequently sign up as new users.

Every person who takes a survey is a potential future customer, and we seek to capitalize on that opportunity through end of survey marketing designed to engage further with respondents and encourage them to create accounts and become new users. We invest in new features and improvements to our product functionality as well as targeted marketing campaigns to drive conversion of unpaid users to paid users. As a result, we have a predictable, high-visibility revenue model where we generate a majority of our revenue from sales of subscriptions to our products. We have a broad and diverse customer base and no customer represented more than 1% of our revenue in any of the periods presented. We also have historically experienced seasonality in terms of when we enter into subscription agreements with customers. We typically enter into a lower percentage of agreements with new customers, as well as renewal agreements with existing customers, during the summer months and during the holiday season in the second and fourth quarter of each year.

We supplement our self-serve channel with a targeted sales effort to upsell organizations to SurveyMonkey Enterprise, to expand deployments of SurveyMonkey Enterprise within organizations and to cross-sell purpose-built solutions within organizations.  We believe our existing user base represents a significant opportunity to expand our business and increase our revenue.  We have approximately 621,000 paying users in more than 300,000 organizational domains and believe the individual paying users within organizational domains represent an opportunity to significantly increase conversion from individual subscriptions to our enterprise offerings.

Key Business Metric

We review a number of operating and financial metrics, including the following key metric to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions.

	As of September 30, 2018
(in thousands)	2018	2017
Paying users	621	600

Paying users

We define a paying user as an individual customer of our survey platform or form-based application, a seat within a SurveyMonkey Enterprise deployment or a subscription to one of our purpose-built solutions, in each case as of the end of a period. One person would count as multiple paying users if the person had more than one paid license at the end of the period. For example, if an individual paying user also had a designated seat in a SurveyMonkey Enterprise deployment, we would count that person as two paying users. Paying users is an indicator of the scale of our business and an important factor in our ability to increase our revenue.

Non-GAAP Financial Measures

We believe that, in addition to our results determined in accordance with GAAP, core revenue, average revenue per paying user, free cash flow and adjusted EBITDA, all of which are non-GAAP financial measures, are useful in evaluating our business, results of operations and financial condition.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except ARPU)	2018	2017	2018	2017
Core revenue	$65,205	$54,910	$186,392	$156,972
Average revenue per paying user (ARPU)	$418	$364	$406	$357
Free cash flow	$4,559	$7,995	$16,314	$1,277
Adjusted EBITDA	$15,807	$13,260	$44,234	$44,320

Core revenue

We define core revenue as revenue from our survey platform, form-based application and purpose-built solutions, excluding the non-self-serve portion of SurveyMonkey Audience, which we generally ceased offering at the end of the second quarter of 2017. We consider core revenue to be an important measure because it excludes revenue from an offering that we generally no longer provide, and so provides a better understanding of our current business and provides comparability of our results of operations over time. Core revenue has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as revenue. Some of the limitations of core revenue are that it does not reflect all of our revenue in the periods presented and that our results of operations for the periods presented reflect expenses that we incurred to generate revenue that is excluded from core revenue.

The following is a reconciliation of core revenue to the most comparable GAAP measure, revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue	$65,205	$55,309	$186,392	$161,761
Non-self-serve SurveyMonkey Audience revenue	—	(399)	—	(4,789)
Core revenue	$65,205	$54,910	$186,392	$156,972

Average revenue per paying user

We define average revenue per paying user, or ARPU, as core revenue divided by the average number of paying users during the period. For interim periods, we use annualized core revenue which is calculated by dividing the core revenue for the period by the number of days in that period and multiplying this value by 365 days. We calculate the average number of paying users by adding the number of paying users as of the end of the prior period to the number of paying users as of the end of the current period, and then dividing by two. We consider ARPU to be an important measure because it helps illustrate underlying trends in our business by showing investors the changes in per-user revenue, which is a reflection of our ability to successfully upsell or cross-sell our products and purpose-built solutions. ARPU has limitations as an analytic tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures. Some of the limitations of ARPU are that it is a calculation that does not reflect revenue from the non-self-serve portion of our SurveyMonkey Audience solution in any of the periods presented, and also does not reflect expenses that we incurred to generate revenue that is excluded from core revenue.

Free cash flow

We define free cash flow as GAAP net cash provided by operating activities less purchases of property and equipment, net of tenant improvement reimbursements, and capitalized internal-use software. We consider free cash flow to be an important measure because it measures our liquidity after deducting capital expenditures for purchases of property and equipment and capitalized software development costs, which we believe provides a more accurate view of our cash generation and cash available to grow our business. For the three and nine months ended September 30, 2018 and 2017, our free cash flow included cash payments for interest on our long-term debt of $5.6 million, $4.9 million, $16.4 million and $15.0 million, respectively. For the three and nine months ended September 30, 2018, our free cash flow also included a one-time payment for employer payroll taxes on Performance RSUs of $1.2 million. For the nine months ended September 30, 2017, free cash flow also included a one-time deferred payment of $7.7 million related to our acquisition of TechValidate and $4.3 million in third-party fees related to the refinancing of our credit facilities. We expect our free cash flow to increase as we reduce cash paid for interest on our long-term debt following the partial repayment of the outstanding indebtedness under our credit facilities of $101.3 million. We expect to generate positive free cash flow over the long term. Free cash flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. Some of the limitations of free cash flow are that free cash flow does not reflect our future contractual commitments and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net cash provided by operating activities	$11,951	$16,160	$33,982	$30,925
Purchases of property and equipment, net(1)	(4,002)	(4,925)	(8,811)	(17,877)
Capitalized internal-use software	(3,390)	(3,240)	(8,857)	(11,771)
Free cash flow	$4,559	$7,995	$16,314	$1,277

(1)	Includes reimbursement of tenant improvement allowances under our lease financing obligation of $1.9 million and $8.3 million for the three and nine months ended September 30, 2017, respectively.

Adjusted EBITDA

We define adjusted EBITDA as net loss excluding interest expense, provision for (benefit from) income taxes, depreciation and amortization, other non-operating expenses (income), net, stock-based compensation and restructuring, acquisition-related and financing costs. We consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that are not indicative of the core operating performance of our business that are excluded from adjusted EBITDA. Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures. Some of the limitations of adjusted EBITDA are that it excludes recurring expenses for interest payments, does not reflect the dilution that results from stock-based compensation, and does not reflect the cost to replace depreciated property and equipment. It may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net loss	$(102,362)	$(12,982)	$(129,542)	$(32,079)
Provision for income taxes	174	1,151	470	3,551
Other non-operating (expenses) income, net	219	(774)	(132)	(7,950)
Interest expense(1)	7,496	6,714	22,181	20,030
Depreciation and amortization(2)	11,468	10,727	35,120	30,736
Stock-based compensation	98,812	8,422	116,104	26,363
Restructuring costs	—	2	33	147
Acquisition-related costs	—	—	—	347
Financing costs	—	—	—	3,175
Adjusted EBITDA	$15,807	$13,260	$44,234	$44,320

(1)	Includes interest expense on our credit facilities and financing lease obligations related to our corporate headquarters.
(2)	Includes amortization of deferred commissions.

Core revenue, ARPU and adjusted EBITDA are presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP.

2017 Restructuring

In 2017, we restructured our business to focus on our core products, increase operating efficiency and reduce costs over the long-term. In November 2017, in conjunction with the hiring of our new Chief Sales Officer, we implemented a plan to centralize our U.S. salesforce in our San Mateo, California headquarters. In November 2016, we implemented a plan to wind down the operations of a previously acquired business. We recognized aggregate restructuring costs of $1.8 million in 2017 (of which $2,000 and $147,000 was incurred during the three and nine months ended September 30, 2018, respectively). As of September 30, 2018 and December 31, 2017, $0.5 million and $1.4 million, respectively, has been accrued primarily related to the restructurings and non-cancellable lease costs, which amounts will be paid through 2020.

Components of Results of Operations

Revenue

We derive revenue primarily from sales of subscriptions to our products.

We recognize revenue ratably over the subscription term, generally ranging from one month to one year, as long as all other revenue recognition criteria have been met. We have an increasing proportion of multi-year contracts with organizations. Our contracts are generally non-cancellable and do not contain refund provisions. Subscription fees are collected primarily from credit cards through our website at the beginning of the subscription period.

We also generate a small portion of revenue from one of our purpose-built solutions that we sell on a transactional basis.

No customer represented more than 1% of our revenue in any of the periods presented.

Cost of Revenue and Operating Expenses

We allocate shared costs, such as depreciation on equipment shared by all departments, facilities (including rent and utilities), employee benefit costs and information technology costs to all departments based on headcount. As such, allocated shared costs are reflected in each cost of revenue and operating expense category, other than restructuring.

Cost of Revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products to our users. These expenses generally consist of infrastructure costs, personnel costs and other related costs. Infrastructure costs generally include expenses related to the operation of our data centers, such as data center equipment depreciation, facility costs (such as co-location rentals), amortization of capitalized software, payment processing fees, website hosting costs, external sample costs and charitable donations associated with our SurveyMonkey Audience solution. Personnel costs include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses for employees whose primary responsibilities relate to supporting our infrastructure and delivering user support. Other related costs include amortization of acquired developed technology intangible assets and allocated overhead. We plan to continue investing in additional resources to enhance the capability and reliability of our infrastructure to support user growth and increased use of our products. We expect that cost of revenue, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that cost of revenue will decrease as a percentage of revenue in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” our cost of revenue increased significantly in absolute dollars during the three and nine months ended September 30, 2018 due to the completion of our IPO.

Research and Development. Research and development expenses primarily include personnel costs, costs for third-party consultants, depreciation of equipment used in research and development activities and allocated overhead. Personnel costs for our research and development organization include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses. Our research and development efforts focus on maintaining and enhancing existing products and adding new products. Except for costs associated with the development of internal-use software, research and development costs are expensed as incurred. We expect that research and development expenses, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that research and development expenses will remain relatively constant as a percentage of revenue in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” our cost of revenue increased significantly in absolute dollars during the three and nine months ended September 30, 2018 due to the completion of our IPO.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs, costs related to brand campaigns, paid marketing, amortization of acquired trade name and customer relationship intangible assets and allocated overhead. Personnel costs for our sales and marketing organization include salaries, bonuses, sales commissions, stock-based compensation, other employee benefits and travel-related expenses. Sales commissions earned by our sales personnel, including any related payroll taxes, that are considered to be incremental and recoverable costs of obtaining a customer contract are deferred and amortized over an estimated period of benefit of generally four years. We expect that sales and marketing expenses, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and increase as a percentage of revenue in the near term. We expect that sales and marketing expenses will vary from period to period in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” our cost of revenue increased significantly in absolute dollars during the three and nine months ended September 30, 2018 due to the completion of our IPO.

General and Administrative. General and administrative expenses primarily include personnel costs for legal, finance, human resources and other administrative functions, as well as certain executives. Personnel costs for our general and administrative staff include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses. In addition, general and administrative expenses include outside legal, accounting and other professional fees, non-income-based taxes and allocated overhead. We expect that general and administrative expenses, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that general and administrative expenses will decrease as a percentage of revenue in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” our cost of revenue increased significantly in absolute dollars during the three and nine months ended September 30, 2018 due to the completion of our IPO.

Restructuring. Restructuring expenses primarily include personnel costs, and lease termination expenses. Personnel costs related to the restructurings include severance payments, stock-based compensation and other benefits. Lease termination expenses related to the restructurings include non-cancellable lease costs from vacated facilities. See “—2017 Restructuring” above for additional information.

Interest Expense

Interest expense consist of interest on credit facilities and financing obligations related to our corporate headquarters. We expect interest expense to decrease following the repayment of a portion of our outstanding indebtedness under our credit facilities in connection with our IPO. For additional information regarding our credit facilities and financing obligations, see Notes 8 and 9, respectively, of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net consists primarily of interest income, net foreign currency exchange gains (losses), gain on sale of private company investments and net realized gains and losses related to investments.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets that we have determined are not realizable on a more likely than not basis. For additional information regarding our income taxes, see Note 10 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue	$65,205	$55,309	$186,392	$161,761
Cost of revenue(1)(2)	23,213	16,241	58,967	47,083
Gross profit	41,992	39,068	127,425	114,678
Operating expenses:
Research and development(1)	51,765	14,910	85,997	39,890
Sales and marketing (1)(2)	34,309	18,878	71,609	55,791
General and administrative(1)	50,391	11,169	76,809	35,298
Restructuring	—	2	33	147
Total operating expenses	136,465	44,959	234,448	131,126
Loss from operations	(94,473)	(5,891)	(107,023)	(16,448)
Interest expense	7,496	6,714	22,181	20,030
Other non-operating income (expense), net	(219)	774	132	7,950
Loss before income taxes	(102,188)	(11,831)	(129,072)	(28,528)
Provision for income taxes	174	1,151	470	3,551
Net loss	$(102,362)	$(12,982)	$(129,542)	$(32,079)

(1)	Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$6,472	$634	$7,776	$1,870
Research and development	37,490	2,799	43,903	7,065
Sales and marketing	14,496	1,322	16,411	6,622
General and administrative	40,354	3,667	48,014	10,806
Stock-based compensation, net of amounts capitalized	$98,812	$8,422	$116,104	$26,363

(2)	Includes amortization of acquisition intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$488	$488	$1,464	$1,552
Sales and marketing	565	604	1,773	1,817
Amortization of acquisition intangible assets	$1,053	$1,092	$3,237	$3,369

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Cost of revenue	36%	29%	32%	29%
Gross profit	64%	71%	68%	71%
Operating expenses:
Research and development	79%	27%	46%	25%
Sales and marketing	53%	34%	38%	34%
General and administrative	77%	20%	41%	22%
Restructuring	—%	—%	—%	—%
Total operating expenses	209%	81%	126%	81%
Loss from operations	(145)%	(11)%	(57)%	(10)%
Interest expense	11%	12%	12%	12%
Other non-operating income (expense), net	—%	1%	—%	5%
Loss before income taxes	(157)%	(21)%	(69)%	(18)%
Provision for income taxes	—%	2%	—%	2%
Net loss	(157)%	(23)%	(69)%	(20)%

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenue and cost of revenue

	Three Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Revenue	$65,205	$55,309	$9,896	18%
Cost of revenue	23,213	16,241	6,972	43%
Gross profit	$41,992	$39,068	$2,924	7%
Gross margin	64%	71%

Revenue increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to a 14.8% increase in ARPU from $364 as of September 30, 2017 to $418 as of September 30, 2018, which was largely driven by a change to our individual user plans in 2017 that offered paying users new plans with more functionality and required our users to renew their subscriptions at higher price points. The increase in revenue was also due in part to a 3.5% increase in the number of paying users from approximately 600,000 as of September 30, 2017 to approximately 621,000 as of September 30, 2018. The increase in revenue was partially offset by a $0.4 million decrease in revenue related to our having ceased offering the non-self-serve version of our SurveyMonkey Audience solution at the end of the second quarter of 2017.

Cost of revenue increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to a $6.7 million increase in personnel costs (including stock-based compensation of $5.9 million), due to headcount growth and the vesting of the performance-based RSUs, or Performance RSUs, a $0.2 million increase in facilities costs and a $0.2 million increase in payment processing expenses due to increased sales, offset by a decrease in amortization of capitalized software costs of $0.4 million. Performance RSUs vest upon the satisfaction of both a service condition and a performance vesting condition and the performance vesting condition occurred upon the effectiveness of the registration statement for the Company’s IPO.

As a result of the increase in our cost of revenue, our gross margin decreased for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Research and development

	Three Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Research and development	$51,765	$14,910	$36,855	247%

Research and development expenses increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to an increase of $36.3 million in personnel costs (including stock-based compensation of $34.5 million), due to headcount growth and the vesting of the Performance RSUs, which occurred upon the effectiveness of the registration statement for our IPO, a $0.3 million increase in expenses for third-party consultants, and a decrease in the amount of software development costs capitalized of $0.2 million.

Sales and marketing

	Three Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Sales and marketing	$34,309	$18,878	$15,431	82%

Sales and marketing expenses increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to an increase of $13.8 million in personnel costs (including stock-based compensation of $13.2 million), due to increased commissions brought about by higher bookings and the vesting of the Performance RSUs, which occurred upon the effectiveness of the registration statement for our IPO, and an increase of $1.8 million in costs related to brand campaigns and paid marketing.

General and administrative

	Three Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change
General and administrative	$50,391	$11,169	$39,222	351%

General and administrative expenses increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to an increase of $37.9 million in personnel costs (including stock-based compensation of $36.8 million), due to headcount growth and the vesting of the Performance RSUs, which occurred upon the effectiveness of the registration statement for our IPO and a $0.4 million increase in outside legal, accounting and other professional fees related primarily to adoption of ASC 606 and preparation for becoming a public company, as well as $1.6 million increase in facilities costs. The increases were partially offset by a decrease of $0.5 million in rent expenses.

Restructuring

	Three Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Restructuring	$—	$2	$(2)	(100)%

Restructuring expenses decreased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the timing of expenses related to the November 2017 restructuring plan implemented in November 2017, or the November 2017 Plan.

Interest expense

	Three Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Interest expense	$7,496	$6,714	$782	12%

Interest expense increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to higher average interest rates.

Other non-operating income, net

	Three Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Other non-operating income (expense), net	$(219)	$774	$(993)	(128)%

Other non-operating income (expense), net decreased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the $1.0 million recovery of long-term note receivable during the nine months ended September 30, 2017, which did not occur during the nine months ended September 30, 2018.

Provision for income taxes

	Three Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Provision for income taxes	$174	$1,151	$(977)	(85)%
Effective tax rate	(0.2)%	(9.7)%

The provision for income taxes decreased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to certain provisions in the Tax Cuts and Jobs Act of 2017, or the Tax Act, including a decrease in the U.S. statutory tax rate from 35% to 21% and changes to our valuation allowance.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Revenue and cost of revenue

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	Change	% Change
Revenue	$186,392	$161,761	$24,631	15%
Cost of revenue	58,967	47,083	11,884	25%
Gross profit	$127,425	114,678	$12,747	11%
Gross margin	68%	71%

Revenue increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to a 13.7% increase in ARPU from $357 as of September 30, 2017 to $406 as of September 30, 2018, which was largely driven by a change to our individual user plans in 2017 that offered paying users new plans with more functionality and required our users to renew their subscriptions at higher price points. The increase in revenue was also due in part to a 3.5% increase in the number of paying users from approximately 600,000 as of September 30, 2017 to approximately 621,000 as of September 30, 2018. The increase in revenue was partially offset by a $4.8 million decrease in revenue related to our having ceased offering the non-self-serve version of our SurveyMonkey Audience solution at the end of the second quarter of 2017.

Cost of revenue increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to an $8.9 million increase in personnel costs (including stock-based compensation of $6.0 million), due to headcount growth and the vesting of the Performance RSUs, which occurred upon the effectiveness of the registration statement for our IPO, a $0.7 million increase in amortization of capitalized software costs, a $0.4 million increase in facilities costs, a $0.8 million increase in depreciation and a $0.7 million increase in payment processing expenses due to increased sales.

As a result of the increase in our cost of revenue, our gross margin decreased for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Research and development

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	Change	% Change
Research and development	$85,997	$39,890	$46,107	116%

Research and development expenses increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to a $39.8 million increase in personnel costs (including stock-based compensation of $35.2 million), due to headcount growth and the vesting of the Performance RSUs, which occurred upon the effectiveness of the registration statement for our IPO, a $0.8 million increase in expenses for third-party consultants, and a decrease in the software development costs that qualified for capitalization of $5.2 million.

Sales and marketing

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	Change	% Change
Sales and marketing	$71,609	$55,791	$15,818	28%

Sales and marketing expenses increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to a $12.9 million increase in personnel costs (including stock-based compensation of $9.8 million), due to headcount growth and the vesting of the Performance RSUs, which occurred upon the effectiveness of the registration statement for our IPO, an increase of $3.3 million in costs related to brand campaigns and paid marketing, partially offset by a $0.8 million decrease in facilities costs.

General and administrative

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	Change	% Change
General and administrative	$76,809	$35,298	$41,511	118%

General and administrative expenses increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to a $41.9 million increase in personnel costs (including stock-based compensation of $37.5 million), due to headcount growth and the vesting of the Performance RSUs which occurred upon the effectiveness of the registration statement for our IPO and a $1.3 million increase in outside legal, accounting and other professional fees related primarily to adoption of ASC 606 and preparation for becoming a public company, as well as an increase of $2.3 million in facilities costs and a $0.5 increase in depreciation costs. These increases were partially offset by a decrease of $1.3 million in rent expenses. In addition, we incurred $3.2 million of transaction fees during 2017 related to a refinancing facility agreement entered into in April 2017, or the 2017 Credit Facility, which did not recur in 2018.

Restructuring

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	Change	% Change
Restructuring	$33	$147	$(114)	(78)%

Restructuring expenses decreased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the timing of expenses related to the November 2017 Plan.

Interest expense

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	Change	% Change
Interest expense	$22,181	$20,030	$2,151	11%

Interest expense increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to higher average interest rates.

Other non-operating income, net

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	Change	% Change
Other non-operating income (expense), net	$132	$7,950	$(7,818)	(98)%

Other non-operating income, net decreased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to our sale of a private company investment in January 2017 where a $6.7 million gain in the nine months ended September 30, 2017 was recognized.  An additional earn-out payment of $1.0 million was subsequently received on this sale and a corresponding gain was recognized during the nine months ended September 30, 2018.

Provision for income taxes

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	Change	% Change
Provision for (benefit from) income taxes	$470	$3,551	$(3,081)	(87)%
Effective tax rate	(0.4)%	(12.4)%

The provision for income taxes decreased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to certain provisions in the Tax Act, including a decrease in the U.S. statutory tax rate from 35% to 21% and changes to our valuation allowance.

Liquidity and Capital Resources

As of September 30, 2018 and December 31, 2017, our principal sources of liquidity were cash and cash equivalents totaling $257.1 million and $35.3 million, respectively, all of which were bank deposits as well as cash to be received from customers and cash available under our credit facilities.

On September 28, 2018, we closed our IPO, in which we sold 17,250,000 shares of our common stock at a price to the public of $12.00 per share. Immediately subsequent to the closing of our IPO, Salesforce Ventures LLC purchased 3,333,333 shares of our common stock from us at $12.00 per share in a concurrent private placement. In the aggregate, we raised $225.3 million in net proceeds after deducting underwriters’ discounts and commissions and offering expenses. Since our inception, we have financed our operations primarily through sales of equity securities, including our recently completed IPO and concurrent private placement, and payments received from our customers and our credit facilities in the form of revolving lines of credit. We believe our existing cash and cash equivalents, our credit facilities and cash provided by sales of our products will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and amount of cash received from customers, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and the continuing market adoption of our products. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our results of operations.

In February 2013, we entered into a credit agreement, or the 2013 Credit Facility, which was subsequently amended at various dates primarily to revise certain financial covenants and ratios, permit certain transactions, increase the facility and extend the maturity date. As modified, the 2013 Credit Facility consisted of a $315.0 million term loan and $75.0 million revolving credit facility.

In April 2017, we entered into a refinancing facility agreement, or the 2017 Credit Facility, consisting of a $300.0 million term loan and $75.0 million revolving credit facility. Upon execution of the 2017 Credit Facility, the term loan under the 2013 Credit Facility was substantially modified and partially extinguished. Interest under the 2017 Credit Facility is based upon a base interest rate and adjusted for LIBOR. The base interest rates for the term loan and revolving credit facility are 4.5% and 4.0%, respectively. Periodic principal payments on the term loan are due quarterly at an amount equal to 0.25% of the aggregate amount of all term loans outstanding. The remaining principal amounts on the term loan are due on April 13, 2024. The principal amount on the revolving credit facility is due on April 13, 2022. We had $42.2 million of borrowing availability under the revolving credit facility portion of our 2017 Credit Facility as of September 30, 2018 and December 31, 2017, respectively.

On October 10, 2018, we entered into a refinancing facility agreement, or the 2018 Credit Facility, comprising a $220.0 million term loan, or the Term Loan, and $75.0 million revolving credit facility. Upon execution of the 2018 Credit Facility, the term loan under the 2017 Credit Facility was substantially modified. Loans under the 2018 Credit Facility accrue interest based upon, at our option, either at a base interest rate or a reserve adjusted LIBOR rate, in each case plus an applicable margin. The applicable margin for the Term Loan is 2.75% in the case of a base rate loan and 3.75% in the case of a LIBOR loan, and the applicable margin for the revolving loan ranges from 0.75% to 1.50% in the case of a base rate loan and 1.75 to 2.50% in the case of a LIBOR loan, and is based on our leverage ratio. Periodic principal payments on the Term Loan are due quarterly at an amount equal to 0.25% of the aggregate amount of all Term Loans outstanding. The remaining principal amounts on the Term Loan are due on October 10, 2025. The principal amount on the revolving credit facility is due and all revolver commitments terminate on October 10, 2023. Upon execution of the 2018 Credit Facility, we utilized a portion of our IPO proceeds to repay $101.3 million of debt outstanding under the 2017 Credit Facility.

A significant majority of our customers pay in advance for annual subscriptions, which is a substantial source of cash. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which we recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2018 and December 31, 2017, we had deferred revenue of $101.3 million and $85.1 million, respectively, a substantial majority of which we expect to record as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$33,982	$30,925
Net cash used in investing activities	(16,669)	(22,476)
Net cash provided by financing activities	204,630	1,535
Net increase in cash, cash equivalents and restricted cash	$221,943	$9,984

Cash Flows from Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions to our products. Our primary uses of cash in operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. Historically, we have generated positive cash flows from operating activities. Net cash provided by operating activities is impacted by our net loss adjusted for certain non-cash items, including depreciation and amortization expenses, stock-based compensation, the derecognition of goodwill and intangible assets in 2016, deferred income taxes, as well as the effect of changes in operating assets and liabilities.

During the nine months ended September 30, 2018, cash provided by operating activities was $34.0 million, primarily due to our net loss of $129.5 million, adjusted for non-cash charges of $151.6 million and net cash inflows of $11.9 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment and intangible assets, and stock-based compensation. The primary drivers of the changes in operating assets and liabilities related to cash provided by a $16.3 million increase in deferred revenue and a $4.6 million increase in accounts payable and accrued liabilities, partially offset by cash used for prepaid expenses and other assets of $5.4 million and accrued compensation of $0.7 million, as well as an increase in accounts receivable of $1.9 million and a decrease of $1.0 million in accrued interest on financing lease obligation.

During the nine months ended September 30, 2017, cash provided by operating activities was $30.9 million, primarily due to our net loss of $32.1 million, adjusted for non-cash charges of $53.3 million and net cash inflows of $9.7 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment and intangible assets, stock-based compensation, deferred income taxes and recovery of long-term note receivable. The primary drivers of the changes in operating assets and liabilities related to cash provided by a $7.3 million increase in deferred revenue, an increase in accounts receivable of $1.5 million, as well as an increase in accrued interest on financing lease obligation of $4.9 million, partially offset by cash used for accounts payable and accrued liabilities of $2.2 million, and accrued compensation of $0.7 million as well as a decrease in prepaid expenses and other assets of $1.1 million.

Cash Flows from Investing Activities

Our primary investing activities have consisted of capital expenditures to purchase equipment necessary to support our data center facilities and our network and other operations and capitalization of internal-use software necessary to deliver significant new features and functionality in our survey platform which provides value to our customers. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities during the nine months ended September 30, 2018 of $16.7 million was primarily attributable to purchases of property and equipment of $8.8 million to support additional office space and headcount, and the capitalization of internal-use software costs of $8.9 million associated with the development of additional features and functionality of our platform, which was partially offset by proceeds from the sales of investment in privately held companies and other property of $1.0 million.

Net cash used in investing activities during the nine months ended September 30, 2017 of $22.5 million was primarily attributable to purchases of property and equipment of $26.2 million to support additional office space and headcount, and the capitalization of internal-use software costs of $11.8 million associated with the development of additional features and functionality of our platform, which was partially offset by proceeds from the sale of a private company investment and other of $15.5 million.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2018 of $204.6 million was primarily attributable to aggregate net proceeds from the completion of our IPO of $232.5 million and proceeds from the exercise of stock options of $0.4 million, offset by $1.5 million in payments related to deferred offering costs, cash paid of $24.6 million for the satisfaction of tax withholding obligations for the release of RSUs and principal payments on our credit facilities of $2.2 million.

Cash provided by financing activities during the nine months ended September 30, 2017 of $1.5 million was primarily due to cash received of $8.3 million for tenant improvement reimbursements under our financing lease, partially offset by cash paid of $5.4 million for the satisfaction of tax withholding obligations for the release of RSUs and net cash paid of $1.3 million related to the refinancing of our credit facilities and debt repayments.

Contractual Obligations

Our principal commitments consist of obligations under our credit facilities leases for office space. As of September 30, 2018, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	Remainder of 2018	2019	2020	2021	2022	2023	Thereafter
Credit facilities(1)	$321,250	$750	$3,000	$3,000	$3,000	$28,000	$3,000	$280,500
Interest payments on credit facilities(1)	112,161	5,381	21,223	21,081	20,823	19,485	18,838	5,330
Facility leases(2)	136,175	3,261	13,415	13,290	12,219	12,316	12,751	68,923
Total contractual obligations	$569,586	$9,392	$37,638	$37,371	$36,042	$59,801	$34,589	$354,753

(1)

Represents the principal balances and related interest payments to be paid in connection with the 2017 Credit Facility. Interest payments on our credit facilities are based upon the applicable interest rates as of September 30, 2018 and are subject to change in future periods. On October 10, 2018, we entered into a the 2018 Credit Facility, comprising a $220.0 million Term Loan and $75.0 million revolving credit facility. Upon execution of the 2018 Credit Facility, we utilized a portion of our IPO proceeds to repay $101.3 million of debt outstanding under the 2017 Credit Facility. For additional information regarding our credit facilities, see Notes 9 and 14 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

(2)

Primarily represents financing obligation payments on corporate headquarters as well and lease payments on our other facilities. The amounts above exclude expected sublease payments to be received of approximately $11.7 million. Additionally, we have approximately $0.5 million in facility obligations, net of estimated sublease income, for certain vacated locations in accrued restructuring on our consolidated balance sheets at September 30, 2018. For additional information regarding our facility lease obligations, see Note 8 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Significant Impacts of Stock-Based Compensation

In the second quarter of 2015, we began granting Performance RSUs that vest upon the satisfaction of both a service condition and a performance vesting condition, which performance vesting condition occurred upon the effectiveness of the registration statement for our IPO on September 25, 2018. As a result, we recognized the cumulative amount of unrecognized stock-based compensation expense of $89.9 million for services already rendered using the accelerated attribution method.  As a result, our stock-based compensation expense for the three and nine months ended September 30, 2018 was significantly higher relative to any prior reporting periods when such expense was not recognized. As of September 30, 2018, the remaining unamortized stock-based compensation related to Performance RSUs was $37.9 million, which we expect to recognize on an accelerated basis over the remaining weighted-average requisite service periods of 1.6 years. See Notes 1 and 7, respectively, of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional discussion of our stock-based compensation accounting policy and information about our equity incentive plans.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Segment Information

We operate as a single operating segment. Our chief operating decision makers, or CODMs, are our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer, who review our operating results on a consolidated basis in order to make decisions about allocating resources and assessing performance for the entire company. Our CODMs use one measure of profitability and do not segment our business for internal reporting.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. In the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in the Prospectus.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q as of the date of this Quarterly Report on Form 10-Q for discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign currency exchange risks.

Foreign Currency Exchange Risk

The functional currency of our foreign subsidiaries is generally the U.S. dollar. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in other non-operating income (expense), net in the statement of operations.

We have foreign currency exchange risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British Pound Sterling, the Australian dollar, the Canadian dollar, the Japanese Yen and the Brazilian Real. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains (losses) related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During the nine months ended September 30, 2018 and 2017, we did not have any derivative financial instruments. A hypothetical 10% change in foreign currency exchange rates for the nine months ended September 30, 2018 applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents of $257.1 million and $35.3 million, respectively, which consisted primarily of bank deposits. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. For the nine months ended September 30, 2018, a hypothetical 10% change in interest rates would have not had a material impact on our financial statements.

As of September 30, 2018 and December 31, 2017, we had borrowings under our credit facilities comprising $321.3 million and $323.5 million aggregate principal value, respectively. Loans under the credit facilities accrue interest based upon, at our option, either at a base interest rate or a reserve adjusted LIBOR rate, in each case plus an applicable margin. As of September 30, 2018, a 100 basis point increase in LIBOR would result in an increase in interest payments on our debt of $3.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, subject to legal proceedings and claims arising from the normal course of business activities, and an unfavorable resolution of any of these matters could materially affect our future business, results of operations or financial condition.

Future litigation may be necessary, among other things, to defend ourselves or our users by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations and financial condition could be adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

Our business depends on our ability to retain and upgrade customers, and any decline in renewals or upgrades could adversely affect our business, results of operations and financial condition.

Our business depends upon our ability to maintain and expand our relationships with our users. Customers can choose between monthly or annual subscriptions, and customers are not obligated to and may not renew their paid subscriptions after their existing plans expire. As a result, we cannot assure that customers will renew their paid plans utilizing the same tier of our products and solutions or upgrade to our premium products or solutions. Renewals of paid plans may decline or fluctuate because of several factors, such as dissatisfaction with our products, solutions or support, a user no longer having a need for our products or the perception that competitive products are better or less expensive options. As our customer base continues to grow, even if our customer retention rates remain the same on a percentage basis, the absolute number of customers we lose each month will increase. We must continually add new customers to replace customers whose accounts are cancelled or terminated and to grow our business beyond our current user base, which may involve significantly higher marketing expenses than we currently anticipate.

We invest in new features and improvements to our product functionality as well as targeted marketing campaigns to drive conversion of unpaid users to paying users. Individual users often bring us into their organization for business purposes, and from there we seek to establish an organizational relationship through the deployment of SurveyMonkey Enterprise. As we scale within organizations, we seek to further grow the business relationship by cross-selling purpose-built solutions. If our customers fail to renew or cancel their subscriptions, or if we fail to upgrade our customers to higher tier individual subscriptions or to SurveyMonkey Enterprise, our business, results of operation and financial condition may be harmed. Although it is important to our business that our customers renew their subscriptions after their existing plans expire and that we expand our commercial relationships with our customers, given the volume of our customers, we do not track the retention rates of our individual active users. However, we do track dollar-based net retention rate information on an aggregate basis.

Additionally, many of our users initially register to use our free basic survey product. We strive to demonstrate the value of our products to our registered users, thereby encouraging them to convert to paying users through end-of-survey marketing. Since our founding, we have attracted an aggregate of over 60 million registered users, of which approximately 621,000 are currently paying users. The actual number of unique users may be lower than we report as one person could count as multiple registered users, active users or paying users. For example, if an individual paying user also had a designated seat in a SurveyMonkey Enterprise deployment, we would count that person as two paying users. As a result, we may have fewer unique users that we may be able to convert, upsell or cross-sell. Our inability to determine the number of our unique users is a limitation in the data that we measure and may adversely affect our understanding of certain aspects of our business and make it more challenging to manage our business. A majority of our registered users may never convert to a paying user, and if we are unable to convert free users to paying users, our business, results of operations and financial condition could suffer.

In the event that we are unable to attract and retain customers, convert unpaid users to customers, and develop and expand relationships with organizational customers, our business, results of operations and financial condition may be adversely affected.

Our revenue growth rate has fluctuated in recent periods and may slow in the future.

We have a history of delivering revenue growth and positive cash flow from operations. However, our rates of revenue growth have slowed and fluctuated, and may continue to slow in the future. Many factors may contribute to declines in our growth rates, including higher market penetration, increased competition, slowing demand for our survey platform, a failure by us to continue capitalizing on growth opportunities and the maturation of our business, among others. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our growth rates decline, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.

Our business depends on a strong and trusted brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our customer and user base, our market share and our ability to attract and retain employees.

We have developed a strong and trusted brand that we believe has contributed significantly to the success of our business. We believe that enhancing and maintaining awareness of the SurveyMonkey brand in a cost-effective manner is critical to our goal of achieving widespread acceptance of our existing and future products, attracting new customers and attracting and retaining top talent. Furthermore, we receive a high degree of media coverage around the world and we believe that the importance of brand recognition will increase as competition in our industry increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing and media partnership efforts and the effectiveness and affordability of our products for our target customer demographic. Such brand promotion activities may not yield increased revenue and, even if they do, any revenue increases may not offset the expenses we incur to promote our brand. Unfavorable publicity regarding, for example, our privacy practices, terms of service, service quality, litigation, regulatory activity or the perception of inaccurate poll data from properly or improperly drafted surveys by third parties using our survey platform, the actions of our partners and customers or the actions of other companies that provide similar products and solutions to us, could adversely affect our reputation, brand, the size and engagement of our user base and our ability to attract and retain users. If we fail to promote and maintain our brand successfully, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may lose our existing customers to our competitors or be unable to attract new customers or employees, which could harm our business, results of operations and financial condition.

One of our marketing strategies is to offer a limited free version of our product on a self-serve basis, and we may not be able to realize the benefits of this strategy.

We offer a free basic survey product in order to promote our brand, build awareness and fuel the virality of our survey platform. Most users never convert from our free basic version to a paid version of our product. Our marketing strategy also depends in part on persuading users who use the free version of our product to become a paying user, either as an individual or to convince organizational decision makers to purchase and deploy SurveyMonkey Enterprise. To the extent that these users do not become, or lead others to become, paying users, we will not realize the intended benefits of this marketing strategy, and our business, results of operations and financial condition may be harmed.

If we are unable to continue to increase adoption of our products through our self-serve model, our business, results of operations and financial condition may be adversely affected.

Historically, our business model has been driven by organic adoption and viral growth, particularly from conversion of our free users to paid, with approximately 80% of our new individual paying users coming to us directly through our website or organic online search. We are currently expanding our salesforce, which has historically been limited. Although we believe our business model can continue to scale without a significantly larger salesforce, our self-serve model may not continue to be as effective as we anticipate, which may impede our future growth.

As a substantial portion of our sales efforts are increasingly targeted at winning SurveyMonkey Enterprise customers, our sales cycle may become lengthier and more expensive, we may encounter greater pricing pressure and our customers may be displeased with our customer support, all of which could harm our business and results of operations.

As a substantial portion of our sales efforts are increasingly targeted at prospective customers for SurveyMonkey Enterprise, we face greater costs, longer sales cycles and less predictability in the completion of some of our sales. In this market, the customer’s decision to use our products may be an enterprise-wide decision, in which case these types of sales require us to provide greater levels of customer education to familiarize these customers regarding the uses, features and benefits of our products and purpose-built solutions, as well as education regarding security and governance, privacy and data protection laws and regulations, especially for those customers in more heavily-regulated industries. In addition, larger enterprises may demand more support services and features, which puts additional pressure on our support and success organizations to satisfy the increased support required for our customers. Further, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional survey platform resources to paying users in order to familiarize these new customers with our value proposition, or require us to hire additional support personnel, which could increase our costs and sales cycle and divert our own sales and professional services resources to a smaller number of larger customers. We rely on Customer 360, our proprietary, signal-based system fueled by our data science models, to identify and target prospective customers, but there is no guarantee that this system will correctly identify the correct opportunities. These significant expenditures in time and money may not result in a sale. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of our products and solutions to our customers. If a customer is not satisfied with the quality or interoperability of our products and solutions with their own IT environment, we could incur additional costs to address the situation, which could adversely affect our margins. Moreover, any customer dissatisfaction with our products and solutions, or a failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could damage our ability to encourage broader adoption of our products by that customer and positive recommendations to other potential users. In addition, any negative publicity resulting from such situations, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

We may not succeed in building a significant and effective salesforce, and we may fail to manage our sales channels effectively.

While a growing portion of our revenue in recent periods has been derived from our sales efforts, we are investing in building and developing a larger and more robust salesforce, particularly internationally, where our brand is less well known, but we may not be as successful as we anticipate. Our limited experience selling directly to small, medium and large organizations through our salesforce may impede our future growth. Further, our ability to manage a larger direct salesforce is uncertain. Identifying and recruiting additional qualified sales personnel and training them requires significant time, expense and attention. In addition, many organizations undertake a significant evaluation and negotiation process, which can lengthen our sales cycle, and some organizations demand more specialized features on our survey platform. We may spend substantial time, effort and money on sales efforts without any assurance that our efforts will produce any sales. As a result, our sales efforts may lead to greater unpredictability in our business, results of operations and financial condition.

Additionally, we have global partners who broaden the scope of our self-serve SurveyMonkey Audience solution by providing access to additional panelists in over 100 countries around the world. Our partners are generally in nonexclusive agreements with us, are not subject to minimum obligations and may be terminated at any time without cause. If we fail to manage our sales efforts successfully or they otherwise fail to perform as we anticipate, it could reduce our sales and increase our expenses, as well as weaken our competitive position.

Any significant disruption in service or security on our websites or in our systems could result in a loss of users, damage to our reputation and harm to our business.

Our brand, reputation and ability to attract and retain users and customers depend in part upon the reliable performance of our network infrastructure, websites, other systems and those of third-party service providers. We have experienced, and may in the future experience, interruptions in these systems, including server failures that temporarily impair or disable the performance of our websites due to a variety of factors, such as infrastructure changes, human or software errors, capacity constraints and denial of service or fraud or security attacks. In some instances, we may not be able to rectify or even identify the cause or causes of these site performance problems within an acceptable period of time. As our solutions become more complex and our user traffic increases, we expect that it will become increasingly challenging to maintain and improve the performance of our products and solutions, especially during peak usage times. If our products are unavailable to users or fail to function as quickly as users expect, it could result in reduced customer satisfaction and reduced attractiveness of our survey platform to customers. This in turn could lead to decreased sales to new customers, harm our ability to retain existing customers and the issuance of service credits or refunds, any of which could hurt our business, results of operations and financial condition.

We expect to continue to make significant investments to build new products and enhance the features and functionality of our existing products and solutions. To the extent that we do not effectively address capacity constraints, upgrade our systems and data centers as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed. Further, even if we are able to upgrade our systems, any such expansion will be expensive and complex, requiring management time and attention. Additionally, problems with the reliability or security of our systems, including unauthorized access to or improper use of the information of our users, could harm our reputation and negatively affect our business. Affected users could also initiate legal or regulatory action against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to rapid technological changes, enhance our existing products and solutions or develop new products.

The industry in which we compete is characterized by rapid technological change and frequent introductions of new products and solutions, as well as changing customer needs, requirements and preferences. Our ability to grow our user base and increase revenue from existing customers will depend heavily on our ability to enhance the features and functionality of our products and solutions, introduce new products and solutions, anticipate and respond effectively to these changes on a timely basis and interoperate across an increasing range of devices, operating systems and third-party applications. The success of our products depends on our continued investment in our research and development organization to increase the accessibility, ease-of-use and interoperability of our existing solutions and the development of features and functionality that users may require.

The introduction of new products and solutions by competitors or the development of entirely new technologies to replace existing offerings could make our survey platform and other solutions obsolete or adversely affect our business, results of operations and financial condition. We may experience difficulties with software development, design or marketing that could delay or prevent our development, introduction or implementation of our product experiences, features or capabilities. We have in the past experienced delays in our internally planned release dates of new features and capabilities, and we cannot assure you that new product experiences, features or capabilities will be released according to schedule. If users do not widely adopt our survey platform or purchase our products and services, we may not be able to realize a return on our investment. If we do not accurately anticipate user demand or we are unable to develop, license or acquire new features and capabilities on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, it could result in adverse publicity, loss of revenue or market acceptance or claims by users brought against us, each of which could have a material and adverse effect on our reputation, business, results of operations and financial condition.

If our security measures are compromised, or if our websites are subject to attacks that degrade or deny the ability of users and respondents to access our products, or if our customer or respondent data are compromised, users may curtail or stop use of our survey platform.

Our products collect, process, store, share, disclose and use customers’ and respondents’ information and communications, some of which may be private. We also work with third-party vendors to process credit card payments by our customers and are thus subject to payment card association operating rules, and rely on the availability of our third-party payment processors. We are vulnerable to software bugs, computer viruses, break-ins, phishing attacks, employee errors or malfeasance, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or confidential information. It is virtually impossible for us to entirely mitigate the risk of breaches of our survey platform or other security incidents affecting our products, internal systems, networks or data. In addition, the functionality of our products may be disrupted by third parties, including disgruntled employees, former employees or contractors. The security measures we use internally, and have integrated into our products, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to protect against certain attacks. If we experience compromises to our security that result in site performance or availability problems, the complete shutdown of our websites or the actual or perceived loss or unauthorized disclosure or use of confidential information, such as credit card information, personal health information, trade secrets or other proprietary information, our users may be harmed or lose trust and confidence in us and choose to decrease the use of our products, which would cause us to suffer reputational and financial harm.

In addition, we may be subject to regulatory investigations or litigation in connection with a security breach or related issues, and we could also be liable to third parties for these types of breaches. Such litigation, regulatory investigations and our technical activities intended to prevent future security breaches are likely to require additional management resources and expenditures. If our security measures fail to protect this information adequately or we fail to comply with other rules and regulations, such as the Health Insurance Portability and Accountability Act, the General Data Protection Regulation, or GDPR, the EU-U.S. and Swiss-U.S. Privacy Shield Framework and Principles or applicable credit card association operating rules, we could be liable to both our users for their losses, as well as the vendors under our agreements with them, we could be subject to fines and higher transaction fees, we could face regulatory action, and our users and vendors could end their relationships with us, any of which could harm our business, results of operations and financial condition.

Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as our customers and other enterprises. However, since our business is focused on providing reliably secure products to our customers, we believe that an actual or perceived breach of, or security incident affecting, our internal networks, systems or data could be especially detrimental to our reputation, customer confidence in our products and solutions and our business.

Our industry is intensely competitive, and competitors may succeed in reducing our sales.

Our products face intense competition from many different companies, including but not limited to:

•	other online survey and form providers, such as Google and Microsoft;
•	licensed enterprise feedback software, such as Qualtrics and Medallia; and
•	full service market research firms.

These competitors vary in size, and many have significantly greater financial, marketing and product development resources than we have, larger sales and marketing budgets and resources, broader distribution or established relationships or lower labor and research and development costs. We also compete with offline methods of information collection, such as pen-and-paper surveys, forms and applications and telephone surveys, and less-automated methods such as email. Our competitors may devote greater resources and time on developing and testing products and solutions, undertake more extensive marketing campaigns and partnerships, adopt more aggressive pricing policies or otherwise develop more commercially successful products and solutions than we do.

Our competitors may have preexisting relationships which required significant upfront investment by the customer, and these customers may prefer to continue existing and established relationships rather than adopt our survey platform. We cannot assure that we will be able to increase or maintain the large user base that we currently enjoy.

There are relatively low barriers to entry into our business. As a result, we are likely to face additional and intense competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer products that provide significant performance, price, speed, creative or other advantages over those offered by us, and this could have an adverse effect on our business. We also operate in a highly fragmented market, and consolidation of our competitors or customers may also adversely affect our business. In addition, historically, our business has enjoyed relatively high margins and growth, which may attract new competition into our markets, including competition from companies employing alternate business models. Loss of existing or future market share to new competitors and increased price competition could substantially harm our business, results of operations and financial condition.

Our business, results of operations and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet the expectations of securities analysts or investors.

Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

•	our ability to attract new users to our survey platform;
•	our ability to convert users of our free basic survey product to paying users;
•	our ability to retain paying users;
•	our ability to maintain and improve our products;
•	shifts in the way customers, respondents and users access our websites and products from personal computers to mobile devices;
•	the effectiveness of our marketing campaigns, including old strategies that may cease to be effective and the failure of new efforts;
•	disruptions or outages in the availability of our websites or products, actual or perceived breaches of privacy and compromises of our customer or respondent data;
•	changes in our pricing policies or those of our competitors;
•	our ability to increase sales of our products and solutions to new customers and expand sales of additional products and solutions to our existing customers;
•	the size and seasonal variability of our customers’ research and marketing and budgets;
•	the extent to which existing customers renew their agreements with us and the timing and terms of those renewals;
•	general industry, market and macroeconomic conditions;
•	the timing and cost of investing in our technology infrastructure, product initiatives, facilities and international expansion may be greater than we anticipate;
•	our needs related to facilities and data centers may change over time and vary from our original forecasts, and the value of the property that we lease or own may fluctuate;
•	expenses related to hiring, incentivizing and retaining employees;

•	the timing and costs of expanding our sales organization and delays or inability in achieving expected productivity;
•	the timing of certain expenditures, including capital expenditures;
•	the entrance of new competitors in our market whether by established companies or the entrance of new companies;
•	currency exchange rate fluctuations;
•	our ability to integrate acquisitions and realize the expected benefit of such acquisitions in a timely manner or at all;
•	changes in the price of our subscription plans; and
•	changing tax laws and regulations.

Our historical operating results may not be indicative of our future operating results. As our revenue growth rate has slowed, the cyclicality and seasonality in our business have become more pronounced, and we expect that to continue. This has, and will, cause our operating results to fluctuate. Further, our customers were required to renew their subscriptions at a higher price point in 2017 in connection with our changes to our individual user plans. If we do not continue to increase the price of our subscription plans in the future, or if we lose customers as a result of price increases, our revenue could be adversely affected. In addition, global economic concerns continue to create uncertainty and unpredictability and add risk to our future outlook. An economic downturn in any particular region in which we do business or globally could result in reductions in sales of our products, decreased renewals of existing arrangements and other adverse effects that could harm our business, results of operations and financial condition.

We have substantial indebtedness and lease obligations, which reduce our capability to withstand adverse developments or business conditions.

We have incurred substantial indebtedness, and as of September 30, 2018, our total aggregate indebtedness was approximately $321.2 million of principal outstanding. We also have, and will continue to have, significant lease obligations. As of September 30, 2018, our total aggregate obligations under our long-term operating and financing leases was $136.2 million. Our payments on our outstanding indebtedness and lease obligations are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness and lease obligations would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit facilities and agreements governing our other indebtedness and lease obligations and may impact our ability to pay or refinance our indebtedness or lease obligations as they come due, which would adversely affect our business, results of operations and financial condition.

Our overall leverage and the terms of our financing arrangements could also:

•	make it more difficult for us to satisfy obligations under our outstanding indebtedness;
•	limit our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions;
•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;
•	limit our ability to adapt to changing market conditions;
•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
•

require us to dedicate a significant portion of our cash flow from operations to paying the principal and interest on our indebtedness, thereby limiting the availability of our cash flow to fund future capital expenditures, working capital and other corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and in our industry generally; and
•	place us at a competitive disadvantage compared with competitors that have a less significant debt burden.

We may be required to delay recognition of some of our revenue, which may harm our financial results in any given period.

We may be required to delay recognition of revenue for a significant period of time after entering into an agreement due to a variety of factors, including, among other things, whether:

•	the transaction involves both current products and products that are under development;
•	the customer requires significant modifications, configurations or complex interfaces that could delay delivery or acceptance of our products;
•	the transaction involves acceptance criteria or other terms that may delay revenue recognition; or
•	the transaction involves performance milestones or payment terms that depend upon contingencies.

Because of these factors and other specific revenue recognition requirements under GAAP, we must have very precise terms in our contracts to recognize revenue when we initially provide access to our survey platform or other products. Although we strive to enter into agreements that meet the criteria under GAAP for current revenue recognition on delivered performance obligations, our agreements are often subject to negotiation and revision based on the demands of our customers. The final terms of our agreements sometimes result in deferred revenue recognition, which may adversely affect our financial results in any given period. In addition, more customers may require extended payment terms, shorter term contracts or alternative licensing arrangements that could reduce the amount of revenue we recognize upon delivery of our other products and could adversely affect our short-term financial results.

Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.

Our results of operations may not immediately reflect downturns or upturns in sales because we recognize revenue from our users over the term of their paid subscriptions with us.

We recognize revenue from paid subscriptions to our products and solutions over the terms of the subscription period. Paying users can choose between monthly or annual subscriptions, and customers of SurveyMonkey Enterprise make a minimum one-year subscription commitment and are increasingly purchasing multi-year subscriptions. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. As a result, a large portion of our revenue for each quarter reflects deferred revenue from paid subscriptions entered into during previous quarters, and downturns or upturns in subscription sales, or renewals and potential changes in our pricing policies may not be reflected in our results of operations until later periods. Our paid subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as paid subscription revenue from new users is recognized over the applicable subscription term.

If we fail to effectively manage our growth, our business and results of operations could be harmed.

The scope and complexity of our business have also increased significantly. The growth and expansion of our business creates significant challenges for our management, operational and financial resources. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations. To effectively manage our growth, we must continue to improve our operational, financial and management processes and systems and to effectively expand, train and manage our employee base. As our organization continues to grow and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and solutions. This could negatively affect our business performance.

We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of September 30, 2018, approximately 35% of our employees had been with us for less than one year and approximately 20% for more than one year but less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other internet, software and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-hiring, especially given overall macroeconomic risks, or over-compensating employees and the challenges of integrating a growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have expanded our operating and financing lease obligations and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be adversely affected.

Additionally, if we do not effectively manage the growth of our business and operations, the quality of our products and solutions could suffer, which could negatively affect our brand, results of operations and overall business. Further, we have made changes in the past, and will likely make changes in the future, to our products that our customers may not like, find useful or agree with. We may also decide to discontinue certain features, products or solutions or charge for certain features, products or solutions that are currently free or increase fees for any of our features, products or solutions. If users are unhappy with these changes, they may decrease their usage of our products or stop using them generally, and in the past we have experienced a decrease in our number of paying users as a result of pricing changes. In addition, they may choose to take other types of action against us, such as organizing petitions or boycotts focused on our company, our website or our products and services, filing claims with the government or other regulatory bodies or filing lawsuits against us. Any of these actions could negatively impact our growth and brand, which would harm our business.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture and our business may be harmed.

We have worked to develop a strong culture around our team, which we refer to as the troop, and which is built on four key pillars of celebrating curiosity, maintaining a collaborative and inclusive work environment, focusing on individual well-being and seeking to positively influence our industry and community. We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire aggressively as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Moreover, liquidity available to our employee securityholders following the expiration of the lock-up period associated with our IPO could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. Our anticipated headcount growth and our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

We depend on our talent to grow and operate our business, and if we are unable to hire, integrate, develop, motivate and retain our personnel, we may not be able to grow effectively.

Our future success depends, in part, on our ability to continue to identify, hire, integrate, develop, motivate and retain top talent, including senior management, engineers, designers, product managers, sales representatives and customer support representatives. Our ability to execute efficiently is dependent upon contributions from all of our employees, in particular our senior management team. As we continue to grow, we cannot guarantee we will continue to attract or retain the personnel we need to maintain our competitive position. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources, particularly for engineers, is intense, and competition for the facilities to house our employees is also intense, especially in the San Francisco Bay Area where our headquarters is located. We may need to invest significant amounts of cash and equity for new and existing employees and we may never realize returns on these investments, and we also are investing heavily in our facilities. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed. The loss of one or more of our key employees, and any failure to have in place and execute an effective succession plan for key executives, could seriously harm our business. Employees may be more likely to leave us if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value. Many of our employees may receive significant proceeds from sales of our equity in the public markets following the expiration of the lock-up period associated with our IPO, which may reduce their motivation to continue to work for us. Additionally, if our senior management team, including any new hires that we may make, fails to work together effectively and to execute on our plans and strategies on a timely basis, our business could be harmed.

In addition, our future also depends on the continued contributions of our senior management team and other key personnel, each of whom would be difficult to replace. Although we have entered into employment agreements or offer letters with our key employees, these agreements have no specific duration and constitute at-will employment, and we do not maintain key person life insurance for any employee. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business, results of operations and financial condition could be harmed.

Our products and solutions and internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.

Our products and solutions and internal systems rely on software that is highly technical and complex. In addition, our products and solutions and internal systems depend on the ability of our software to store, retrieve, process and manage immense amounts of data. Our software has contained, and may now or in the future contain, undetected errors, bugs or vulnerabilities. Some errors in our software may only be discovered after the code has been released for external or internal use. Errors or other design defects within our software may result in a negative experience for our users, delay product introductions or enhancements or result in measurement or other errors. We also rely on third-party software that may contain errors or bugs. Any actual or perceived errors, failures, vulnerabilities, bugs or defects discovered in our software or third-party software we use could result in damage to our reputation, cause a reduction in revenue or delay in market acceptance of our products, require us to issue refunds to our customers or expose us to claims for damages, cause us to lose existing users or make it more difficult to attract new users, divert our development resources or require us to make extensive changes to our survey platform, any of which could adversely affect our business, results of operations and financial condition. The costs incurred in correcting such defects or errors may be substantial and could harm our results of operations and financial condition. Moreover, the harm to our reputation and legal liability related to such errors or defects may be substantial and could harm our business.

We depend on our infrastructure and third-party data centers, and any disruption in the operation of these facilities or failure to renew the services could impair the delivery of our products and solutions and adversely affect our business.

We currently deploy our products and solutions and serve all of our users using a combination of our own custom-built infrastructure that we lease and operate in co-location facilities and third-party data center services such as Amazon Web Services. While we typically control and have access to the servers we operate in co-location facilities and the components of our custom-built infrastructure that are located in those co-location facilities, we control neither the operation of these facilities nor our third-party service providers. Furthermore, we have no physical access or control over the services provided by Amazon Web Services. Consequently, we may be subject to service disruptions as well as failures to provide adequate services for reasons that are outside our direct control.

Data center leases and agreements with the providers of data center services expire at various times. The owners of these data centers and providers of these data center services may have no obligation to renew their agreements with us on commercially reasonable terms or at all. Problems faced by data centers, with our third-party data center service providers, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their users, including us, could adversely affect the experience of our users. Our third-party data center operators could decide to close their facilities or cease providing services without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. In addition, these facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, power loss, telecommunication failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Any damage to, or failure of, our systems generally, or those of the third-party providers, could result in interruptions in use of our products that may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their services with us and adversely affect our ability to attract new customers and retain existing customers.

If the data centers and service providers that we use are unable to keep up with our growing needs for capacity, or if we are unable to renew our agreements with data centers and service providers on commercially reasonable terms, we may be required to transfer servers or content to new data centers or engage new service providers, and we may incur significant costs and possible service interruption in connection with doing so. In addition, if we do not accurately plan for our data center capacity requirements and we experience significant strains on our data center capacity, we may experience delays and additional expenses in arranging new data centers, and our users could experience service outages that may subject us to financial liabilities, result in customer losses and harm our business. Any changes in third-party service levels at data centers or any real or perceived errors, defects, disruptions or other performance problems with our products and solutions could harm our reputation and may result in damage to, or loss or compromise of, our users’ content. Interruptions in our products and solutions might, among other things, reduce our revenue, cause us to issue refunds to users, subject us to potential liability, harm our reputation or our ability to retain customers.

We collect, process, store, share, disclose and use personal information and other data, which subjects us to governmental regulations and other legal obligations related to privacy and security, and our actual or perceived failure to comply with such obligations could harm our business.

We collect, process, store, share, disclose and use information from and about our customers, respondents and users, including personal information and other data. There are numerous laws around the world regarding privacy and security, including laws regarding the collection, processing, storage, sharing, disclosure, use and security of personal information and other data from and about our customers, respondents and users. The scope of these laws is changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other rules.

We strive to comply with applicable laws, policies and legal obligations relating to privacy and data protection and are subject to the terms of our privacy policies and privacy-related obligations to third parties. However, these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Data privacy and security are active areas, and new laws and regulations are likely to be enacted.

Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers, respondents, users or other third parties, our data disclosure and consent obligations or our privacy or security-related legal obligations, or any compromise of security that results in the unauthorized disclosure, transfer or use of personal or other information, which may include personally identifiable information or other data, may result in governmental enforcement actions, litigation or public statements critical of us by consumer advocacy groups, competitors, the media or others and could cause our users to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, partners, vendors or developers, violate applicable laws, our policies or other privacy or security-related obligations, such violations may also put our users’ information at risk and could in turn have an adverse effect on our business. Governmental agencies may also request or take member or customer data for national security or informational purposes, and also can make data requests in connection with criminal or civil investigations or other matters, which could harm our reputation and our business. Additionally, our compliance with the laws of one jurisdiction may be in contravention to laws or regulations that we are subject to in other jurisdictions

In addition, there has been increased uncertainty around the legality of various mechanisms for personal data transfers from the European Union to the United States, which may have a significant impact on the transfer of data from the European Union to U.S. companies, including us. For example, we may have to require some of our vendors who process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient or if our users and customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to enforcement actions or investigations by the Federal Trade Commission, individual EU Data Protection Authorities or lawsuits by private parties, use of our products could decline and our business could be negatively impacted. There is also uncertainty as to whether the certain legal mechanisms for the lawful transfer of data from the European Union to the United States will withstand legal challenges. If the mechanisms on which we rely for the transfer of data are found to be invalid, our business would be substantially impacted, as key agreements may need to be renegotiated, customers may lose confidence in our ability to transfer data legally from the European Union to the United States and we may be subject to enforcement actions or investigations by the Federal Trade Commission or EU Data Protection Authorities.

Public scrutiny of internet privacy and security issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our products to our customers, thereby harming our business.

The regulatory framework for privacy and security issues worldwide is evolving and is likely to remain in flux for the foreseeable future. Various government and consumer agencies have also called for new regulation and changes in industry practices. Practices regarding the registration, collection, processing, storage, sharing, disclosure, use and security of personal and other information by companies offering an online service like our survey platform and other solutions have recently come under increased public scrutiny.

For example, the European Union has enacted GDPR, which became effective in May 2018. GDPR requires greater compliance efforts for companies with users and operations in the European Union and provides for fines of up to the greater of €20,000,000 or 4% of global annual revenue for noncompliance.

In the United States, the federal government and many state governments have reviewed and are reviewing the need for greater regulation of the collection, processing, storage, sharing, disclosure, use and security of information concerning consumer behavior with respect to online services, including regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. This review may result in new laws or the promulgation of new regulations or guidelines. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from internet browsers, the ability to delete information of minors and new data breach notification requirements. California has also adopted privacy guidelines with respect to mobile applications and recently enacted legislation, the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA was amended on September 23, 2018, but without substantial modification of its fundamental obligations. Legislators have stated that they intend to propose further amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. In March 2017, the United Kingdom began the process to leave the European Union by April 2019. A Data Protection Bill that substantially implements GDPR has been enacted, effective in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.

Outside the European Union and the United States, a number of countries have adopted or are considering privacy laws and regulations that may result in greater compliance efforts. In addition, government agencies and regulators have reviewed, are reviewing and will continue to review the personal data practices of certain online companies. If we are unable to comply with any such reviews or decrees that result in recommendations or binding changes, or if the recommended changes result in degradation of our products, our business could be harmed.

Our business, including our ability to operate and expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, survey platform, solutions, features or our privacy policies. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly gather and use data from data subjects and help our customers collect and analyze data from survey respondents. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry standards or practices regarding the storage, use or disclosure of data our customers or respondents share with us, or regarding the manner in which the express or implied consent of consumers for such collection, analysis and disclosure is obtained. Such changes may require us to modify our survey platform, features and other products, possibly in a material manner, and may limit our ability to develop new products, solutions and features that make use of the data that we collect.

Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States and abroad, including laws regarding privacy, data protection, data security, data retention and consumer protection, accessibility, sending and storing of electronic messages (and related traffic data where applicable), human resource services, employment and labor laws, workplace safety, intellectual property and the provision of online payment services, including credit card processing, consumer protection laws, anti-bribery and anti-corruption laws, import and export controls, federal securities laws and tax regulations, which are continuously evolving and developing. The scope and interpretation of the laws and other obligations that are or may be applicable to us, our vendors or partners or certain groups of our users are often uncertain and may be conflicting, particularly laws and other obligations outside of the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the advertisements posted or the content provided by users.

In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy, spam, data storage, data protection, content regulation, cybersecurity, government access to personal information and other matters that may be applicable to our business. Compliance with these laws may require substantial investment or may provide technical challenges for our business. More countries are enacting and enforcing laws related to the appropriateness of content and enforcing those and other laws by blocking access to services that are found to be out of compliance. It is also likely that as our business grows, evolves and an increasing portion of our business shifts to mobile and our solutions are used in a greater number of countries and additional groups, we will become subject to laws and regulations in additional jurisdictions. Users of our site and our solutions could also abuse or misuse our survey platform and other products in ways that violate laws or cause damage to our business. It is difficult to predict how existing laws will be applied to our business and whether we will become subject to new laws or legal obligations that will impact our business.

If we are not able to comply with these laws or other legal obligations, or if we or our vendors or users become liable under these laws or legal obligations, or if our products or services are suspended or blocked, we could be directly harmed, and we may be forced to implement new measures to reduce exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would negatively affect our business, results of operations and financial condition. We could also be subject to investigations, enforcement actions and sanctions, mandatory changes to our products and solutions, disgorgement of profits, fines and damages, civil and criminal penalties or injunctions, claims for damages, termination of contracts and loss of intellectual property rights. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, results of operations and financial condition.

We are subject to export and import control laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations.

We are subject to U.S. export controls and sanctions regulations that prohibit the shipment or provision of certain products and solutions to certain countries, governments and persons targeted by U.S. sanctions. While we take precautions to prevent our products and services from being exported or used in violation of these laws, including implementing IP address blocking, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions regulations. In March 2018, we discovered that three of our paying users were located in Crimea and had avoided our screening measures by incorrectly identifying their location. Although these accounts have been cancelled, this use of platform was likely in violation of U.S. sanctions regulations. In June 2018, we filed a Voluntary Self-Disclosure with the Office of Foreign Assets Control, or OFAC, concerning these potential violations. In July 2018, we received a cautionary letter from OFAC stating that it would not pursue any penalties at this time. If in the future we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us.

In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our users’ ability to access our survey platform in those countries. Changes in our products, or future changes in export and import regulations, may prevent our users with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell subscriptions to our products to, existing or potential users with international operations. Any decreased use of our survey platform or limitation on our ability to export or sell our products would likely adversely affect our business, results of operations and financial condition.

Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person or gain any advantage. The FCPA, U.K. Bribery Act and similar applicable anti-bribery and anti-corruption laws also prohibit our third-party business partners, representatives and agents from engaging in corruption and bribery. We may be held liable for the acts of our third-party business partners, representatives and agents. To that end, in addition to our own salesforce, we leverage third parties to sell our products and conduct our business abroad. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. While we have policies and procedure to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, drop in stock price or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, results of operations and financial condition.

Our international operations involve risks that could increase our expenses, adversely affect our operating results and require increased time and attention of our management.

We derive a portion of our revenue from customers located outside of the United States and we have significant operations outside of the United States, including engineering, sales and customer support. We plan to expand our international operations, but such expansion is contingent upon the financial performance of our existing international operations as well as our identification of growth opportunities.

Our international operations are subject to risks in addition to those our domestic operations face, including:

•	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws or that may not be adequately enforced;
•

requirements of foreign laws and other governmental controls, including privacy, data protection and transfer, trade and labor restrictions and related laws that reduce the flexibility of our business operations;

•

local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the FCPA, U.K. Bribery Act and other anti-corruption laws and regulations;

•	restrictions on our ability to repatriate cash from our international subsidiaries or to exchange cash in international subsidiaries into cash available for use in the United States;
•

fluctuations in currency exchange rates, economic instability and inflationary conditions could reduce our customers’ ability to obtain financing for software products and solutions or that could make our survey platform and solutions more expensive or could increase our costs of doing business in certain countries;

•

limitations on future growth or inability to maintain current levels of revenue from international sales if we do not invest sufficiently in our international operations, or execute properly on such investments;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;
•	difficulties in staffing, managing and operating our international operations, including difficulties related to administering our equity incentive plan in some foreign countries;
•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;
•	seasonal reductions in business activity in the summer months in Europe and in other periods in other countries;
•	costs and delays associated with developing software and providing support in multiple languages; and
•	political unrest, war or terrorism, or regional natural disasters, particularly in areas in which we have facilities.

The level of corporate tax from sales to our non-U.S. customers is generally less than the level of tax from sales to our U.S. customers. This benefit is contingent upon existing tax regulations in the U.S and in the countries in which our international operations are located. Future changes in domestic or international tax regulations could adversely affect our ability to continue to realize these tax benefits.

If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.

We conduct our business in over 190 countries and territories around the world and a significant portion of our transactions outside of the United States are denominated in foreign currencies. As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates and any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our operating margins. Exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability and hinder our ability to predict our future results and earnings. For example, because we recognize revenue over time, exchange rate fluctuations at one point in time may have a negative impact in future quarters. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition. Additionally, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During the three and nine months ended September 30, 2018 and 2017, we did not have any derivative financial instruments.

Expansion into international markets is important for our growth, and as we expand internationally, we will face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs and hinder such growth.

Continuing to expand our business to attract users in countries other than the United States is a critical element of our business strategy. An important part of targeting international markets is increasing our brand awareness and developing offerings that are localized and customized for the users in those markets. We have a limited operating history as a company outside of the United States. We expect to continue to devote significant resources to international expansion through acquisitions and partnerships, the establishment of additional offices and increasing our foreign language offerings. Our ability to expand our business and to attract talented employees and users in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including but not limited to risks associated with recruiting and retaining talented and capable management and employees in foreign countries; challenges caused by distance, time zone, language and cultural differences; developing and customizing products and solutions that appeal to the tastes and preferences of users in international markets; competition from local survey providers with significant market share in those markets and with a better understanding of user preferences; reliance on third parties and partnerships to provide product support and services that we do not resource directly outside of the United States, such as panelists for SurveyMonkey Audience; protecting and enforcing our intellectual property rights; the inability to extend proprietary rights in our brand, content or technology into new jurisdictions; compliance with applicable foreign laws and regulations, including privacy laws and laws relating to content; credit risk and higher levels of payment fraud; currency exchange rate fluctuations; protectionist laws and business practices that favor local businesses in some countries; foreign tax consequences; foreign exchange controls or U.S. tax restrictions that might restrict or prevent us from repatriating income earned in countries outside of the United States; political, economic and social instability; higher costs associated with doing business internationally; export or import regulations; and trade and tariff restrictions.

Entering new international markets will be expensive, our ability to successfully gain market acceptance in any particular market is uncertain and the distraction of our senior management team could harm our business, results of operation and financial condition.

We derive, and expect to continue to derive, a substantial majority of our revenue from a limited number of software products.

We derive, and expect to continue to derive, a substantial majority of our revenue from our paid individual and enterprise subscription offerings to our survey platform. As such, the market acceptance of our survey platform is critical to our success. Demand for subscription access to our survey platform and for our other products and solutions is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our survey platform by customers for existing and new use cases, the timing of development and release of new products, solutions, features and functionality that are lower cost alternatives introduced by us or our competitors, technological changes and developments within the markets we serve and growth or contraction in our addressable markets. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our survey platform, our business, results of operations and financial condition could be harmed.

If internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, use and engagement by users could decline.

We depend in part on various internet search engines to direct a significant portion of our traffic to our website. Similarly, we depend on providers of mobile application “store fronts” to allow users to locate and download our mobile applications that enable our product. Our ability to maintain the number of visitors directed to our website and users of our survey platform is not entirely within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search engine results page ranking than ours, or internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our new user growth or in ways that make it harder for our users to use our website, if we fail to successfully manage changes in SEO and social media traffic or if our competitors’ SEO efforts are more successful than ours, overall growth in our user base could slow, user engagement could decrease and we could lose existing users. These modifications may be prompted by search engine companies entering the online survey market or aligning with competitors. Additionally, our competitors may adopt search engine marketing tactics such as bidding on our terms in order to drive up our costs. This could make it more expensive to acquire new customers using our current marketing methods. Our website has experienced fluctuations in search engine results page rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our websites would harm our business, results of operations and financial condition.

Our business depends on continued and unimpeded access to the internet and mobile networks by us and our users on personal computers and mobile devices.

Our survey platform and solutions depend on the ability of our customers, respondents and users to access our products through their personal computers and mobile devices. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers, any of whom could take actions that degrade, disrupt or increase the cost of user access to our products, which would, in turn, negatively impact our business. In addition, internet or network access could be disrupted by other third parties. Further, the adoption of any laws or regulations that adversely affect the growth, popularity or use of the internet and mobile networks, including laws limiting internet neutrality, could decrease the demand for our paid subscription offerings or the usage of our survey platform and increase our cost of doing business.

If we are unable to effectively operate on mobile devices, our business could be adversely affected.

Our customers and respondents are increasingly accessing our products on mobile devices. We are devoting valuable resources to solutions related to monetization of mobile usage, and cannot assure you that these solutions will be successful. If the mobile solutions we have developed do not meet the needs of current prospective customers or respondents, or if our solutions are difficult to access, they may reduce their usage of our products or cease using our products altogether and our business could suffer. Additionally, we are dependent on the interoperability of our products with popular mobile operating systems, networks and standards that we do not control, such as Android and iOS operating systems, and any changes in such systems and terms of service that degrade our solutions’ functionality or give preferential treatment to competitive products could adversely affect traffic and monetization on mobile devices. We may not be successful in maintaining and developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards. Each manufacturer or distributor may establish unique technical standards for its devices, and our products may not work or be easily accessible or viewable on these devices as a result. Some manufacturers may also elect not to include our products on their devices, or we may have difficulty preparing or loading our applications in app stores. As new devices and products are continually being released, it is difficult to predict the challenges we may encounter in developing versions of our solutions for use on these alternative devices. If we are unable to successfully implement monetization strategies for our solutions on mobile devices, or if these strategies are not as successful as our offerings for personal computers or if we incur excessive expenses in this effort, our business, results of operations and financial condition would be negatively affected.

If we are unable to successfully implement monetization strategies for our solutions on mobile devices, or these strategies are not as successful as our offerings for personal computers, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected.

Failure to protect or enforce our intellectual property rights could harm our business and results of operations.

We regard the protection of our trade secrets, copyrights, trademarks, trade dress, databases, domain names and patents as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights and other rights provided under foreign laws. These laws are subject to change at any time and could further restrict our ability to protect our intellectual property rights. In addition, the existing laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the United States. We also have a practice of entering into confidentiality and invention assignment agreements with our employees and contractors, and often enter into confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. In addition, from time to time we make our technology available to others under license agreements, including open source license agreements. However, these contractual arrangements and the other steps we have taken to protect our intellectual property rights may not prevent the misappropriation of our proprietary information, infringement of our intellectual property rights or deter independent development of similar or competing technologies by others and may not provide an adequate remedy in the event of such misappropriation or infringement.

Obtaining and maintaining effective intellectual property rights is expensive, including the costs of defending our rights. We are seeking to protect certain of our intellectual property rights through filing applications for copyrights, trademarks, patents and domain names in a number of jurisdictions, a process that is expensive and may not be successful in all jurisdictions. Even where we have such rights, they may later be found to be unenforceable or have a limited scope of enforceability. In addition, we may not seek to pursue such protection in every location. In particular, we believe it is important to maintain, protect and enhance our brands. Accordingly, we pursue the registration of domain names and our trademarks and service marks in the United States and in many locations outside of the United States. We have already and may, over time, increase our investment in protecting innovations through investments in patents and similar rights, and this process is expensive and time-consuming.

Litigation may be necessary to enforce our intellectual property rights, protect our proprietary rights or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and results of operations. We may also incur significant costs in enforcing our trademarks against those who attempt to imitate our “SurveyMonkey” brand and other valuable trademarks and service marks.

In addition, we have chosen to make certain of our technology available under open source licenses that allow others to use the technology without payment to us. While we hope to benefit from these activities by having access to others’ useful technology under open source licenses, there is no assurance that we will receive the business benefits we expect.

If we fail to maintain, protect and enhance our intellectual property rights, our business, results of operations and financial condition may be harmed and the market price of our common stock could decline.

We have relationships with third parties to provide, develop and create applications that integrate with our products, and our business could be harmed if we are not able to continue these relationships.

We use software and services licensed and procured from third parties to develop and offer our survey platform and other products. We may need to obtain future licenses and services from third parties to use intellectual property and technology associated with the development of our products, which might not be available to us on acceptable terms or at all. Any loss of the right to use any software or services required for the development and maintenance of our products could result in delays in the provision of our products until equivalent technology is either developed by us or, if available from others, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party software or services could result in errors or a failure of our products, which could harm our business, results of operations and financial condition.

We also depend on our ecosystem of developers to create applications that will integrate with our survey platform. We offer prebuilt integrations, data portability and single sign-on identity with applications, such as those offered by Salesforce, Marketo, Oracle, Microsoft, Google and Slack, as well as open APIs and configurable integrations. Approximately 17,000 apps have been created using our APIs including applications in sales and marketing, productivity and collaboration, social and communications and analytics. Our competitors may be effective in providing incentives to third parties to favor their survey platform, or to prevent or reduce subscriptions to our survey platform. Our reliance on this ecosystem of developers creates certain business risks relating to the quality of the applications built using our application programming interface, including product interruptions of our survey platform from these applications, lack of product support for these applications, our reputation being harmed if the applications do not function as intended and possession of intellectual property rights associated with these applications. We may not have the ability to control or prevent these risks. As a result, issues relating to these applications could adversely affect our brand, reputation, business, results of operations and financial condition.

If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our products or increased revenue.

Our use of open source software could negatively affect our ability to offer and sell subscriptions to our products and subject us to possible litigation.

A portion of the technologies we use incorporates open source software, and we may incorporate open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. The terms of many open source licenses have not been interpreted by United States or other courts, and these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. These licenses may require us to offer our products that incorporate such open source software for no cost, that we make publicly available source code for modifications or derivative works we create based upon, incorporating or using the open source software, and/or that we license such modifications or derivative works under the terms of the particular open source license. We may face claims from others claiming ownership of open source software or patents related to that software, rights to our intellectual property or breach of open source license terms, including a demand for release of material portions of our source code or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation, which could be costly to defend, require us to purchase a costly license, require us to establish additional specific open source compliance procedures, or require us to devote additional research and development resources to remove open source elements from or otherwise change our solutions, any of which would have a negative effect on our business and results of operations. In addition, if we were to combine our own software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of some software that would be valuable to keep as a trade secret and/or not make available for use by others. Any of the foregoing could disrupt and harm our business, results of operations and financial condition.

We may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business and results of operations.

We may be party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security, labor and employment, consumer protection and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. We may also face allegations or litigation related to our acquisitions, securities issuances or our business practices, including public disclosures about our business. Litigation and regulatory proceedings, and particularly the patent infringement and class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or require us to stop offering certain features, all of which could negatively impact our user and revenue growth. We may also become subject to periodic audits, which would likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.

The results of regulatory proceedings, litigation, claims and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, results of operations, financial condition and the market price of our common stock.

The intended tax efficiency of our corporate structure and intercompany arrangements depend on the interpretation and application of the tax laws of various jurisdictions and on how we operate our business, and changes to our effective tax rate could adversely impact our results.

Our corporate structure and intercompany arrangements, including the manner in which we develop and use our intellectual property and the transfer pricing of our intercompany transactions, are intended to optimize business efficiency as well as reduce our worldwide effective tax rate. The tax laws of various jurisdictions, including the United States and the other jurisdictions in which we operate, are subject to change, and their application to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or for transfer pricing on intercompany arrangements, or they may make a determination that the manner in which we operate results in our business not achieving the intended tax consequences. This could increase our worldwide effective tax rate and harm our results of operations and financial condition. Our effective tax rate could be adversely affected by several other factors, many of which are outside of our control, such as: increases in expenses that are not deductible for tax purposes, the tax effects of restructuring charges or purchase accounting for acquisitions, increases in withholding taxes, changes related to our ability to ultimately realize future benefits attributed to our deferred tax assets, including those related to other-than-temporary impairment, and a change in our decision to indefinitely reinvest foreign earnings. Further, we periodically undergo review and audit by both domestic and foreign tax authorities and expect such actions to continue in the future. Any adverse outcome of such a review or audit could have a negative effect on our results of operations and financial condition.

The enactment of legislation implementing changes in the U.S. taxation of international business activities, the adoption of other tax reform policies or changes in tax legislation or policies in jurisdictions outside of the United States could materially impact our results of operations and financial condition.

Changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the Tax Act, became law, and significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The Tax Act, among other things, includes changes to U.S. federal tax rates and the taxation of foreign earnings, imposes significant additional limitations on the deductibility of interest and the use of net operating losses generated in tax years beginning after December 31, 2017, allows for the immediate expensing of certain capital expenditures and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We continue to examine the impact the Tax Act may have on our business. The Tax Act could have adverse impacts on our business, cash flows, results of operations or financial condition. Due to the expanding scale of our international business activities, any changes in the U.S. or international taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations and financial condition.

Our operating results may be harmed if we are required to collect sales or other related taxes on subscriptions to our products in jurisdictions where we have not historically done so.

We collect sales, use, value-added and other transaction taxes as part of our subscription agreements in a number of jurisdictions. One or more states or countries may seek to impose incremental or new sales, use, value added or other tax collection obligations on us, including for past sales by us or our resellers and other partners. A successful assertion by a state, country or other jurisdiction that we should have been or should be collecting additional sales, use, value added or other taxes on our products could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage users from utilizing our products or otherwise harm our business, results of operations and financial condition.

We have a history of net losses, we anticipate increasing expenses in the future and we may not be able to achieve or maintain profitability.

We have incurred net losses on an annual basis since our reincorporation. We incurred net losses of approximately $76.4 million and $24.0 million during 2017 and 2016, respectively. For the three and nine months ended September 30, 2018 and 2017 our net losses were $102.4 million, $129.5 million, $13.0 million and $32.1 million, respectively, and we had an accumulated deficit of approximately $307.1 million as of September 30, 2018. As we strive to grow our business, we expect expenses to increase in the near term, particularly as we continue to make investments to scale our business. For example, we are actively investing in our sales team, and we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. We also expect our research and development expenses to increase as we plan to continue to hire employees for our engineering, product and design teams to support these efforts. In addition, we will incur additional general and administrative expenses to support both our growth as well as our transition to being a publicly traded company. These investments may not result in increased revenue or growth in our business. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our survey platform, the entry of competitive survey platforms or other products or the success of existing competitive products and solutions. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business, results of operations and financial condition would be adversely affected.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2017, we had $102.4 million of federal and $48.1 million of state net operating loss carryforwards available to reduce future taxable income, which have begun to expire in 2018. As of December 31, 2017, we had federal research and development credits of $5.9 million which will begin to expire in 2032; state research and development credits of $5.8 million which will carryforward indefinitely; and foreign research and development credits of $0.5 million which will begin to expire in 2026. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Based on analysis performed, we have concluded that approximately $37 million of net operating loss carryforwards from companies we have previously acquired are subject to limitation under Section 382 of the Code. At this time, for our non-acquired net operating losses, we have not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since our formation. We may have experienced various ownership changes, as defined by the Code, as a result of past financing transactions (or other activities), and we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. Accordingly, our ability to utilize the aforementioned carryforwards may be limited.

Our business could be disrupted by catastrophic events and man-made problems, such as power disruptions, data security breaches and terrorism.

Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack or incident of mass violence, which could result in lengthy interruptions in the use of our products. In particular, our U.S. headquarters, certain of the facilities we lease to house our computer and telecommunications equipment and some of the data centers we utilize are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the Internet or the economy as a whole. Even with our disaster recovery arrangements, use of our products could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver products and solutions to our users would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, results of operations, financial condition and reputation would be harmed.

We have implemented a disaster recovery program that allows us to move website traffic to a backup data center in the event of a catastrophe. This allows us the ability to move traffic in the event of a problem, and the ability to recover in a short period of time. However, to the extent our disaster recovery program does not effectively support the movement of traffic in a timely or complete manner in the event of a catastrophe, our business and results of operations may be harmed.

We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, results of operations and financial condition that may result from interruptions in our product use as a result of system failures.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features, products and solutions, or enhance our existing survey platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we have engaged and may continue to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

Acquisitions and investments could result in operating difficulties, dilution and other harmful consequences that may adversely impact our business, results of operations and financial condition.

In the past, we have acquired a number of companies including MarketTools (Zoomerang), Fluidware and TechValidate, and we may in the future make acquisitions to add employees, complementary companies, products, solutions, technologies or revenue. These transactions could be material to our results of operations and financial condition. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	loss of key employees of the acquired company and other challenges associated with integrating new employees into our culture, as well as reputational harm if integration is not successful;
•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•	implementation or remediation of controls, procedures and policies at the acquired company;
•	integration of the acquired company’s accounting, human resource and other administrative systems, and coordination of product, engineering and sales and marketing function;
•	assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights or increase our risk for liability;
•	failure to successfully further develop the acquired technology or realize our intended business strategy;
•	failure to find commercial success with the products or services of the acquired company;
•	difficulty of transitioning the acquired technology onto our existing survey platforms and maintaining the security standards for such technology consistent with our other products and solutions;
•	failure to successfully onboard customers or maintain brand quality of acquired companies;
•

liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;

•	failure to generate the expected financial results related to an acquisition on a timely manner or at all; and
•	failure to accurately forecast the impact of an acquisition transaction.

These risks or other problems encountered in connection with our acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and adversely affect our business generally. For example, following our acquisition of Renzu in May 2015, we subsequently determined that its mobile measurement and analytics product line was not a strategic fit and we implemented a plan to wind down the operations.

Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or write-offs of goodwill, any of which could harm our financial condition. In addition, any acquisitions we announce could be viewed negatively by users, marketers, developers, partners or investors.

We are an “emerging growth company,” and our election to comply with the reduced disclosure requirements as a public company may make our common stock less attractive to investors.

For so long as we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We would cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have, in any three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth year anniversary of our IPO. We may choose to take advantage of some but not all of these reduced reporting burdens. We have taken advantage of certain reduced reporting burdens in this Quarterly Report on Form 10-Q. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. We have not chosen to take advantage of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to deferred commissions, stock-based compensation and business combination and valuation of goodwill and acquired intangible assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

The tracking of certain of our user metrics is done with internal tools and is not independently verified. Certain of our user metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We track certain user metrics with internal tools, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our user metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithm or other technical errors, the data we report may not be accurate. For example, we track the number of individual users and organizational domains but cannot determine the number of unique users or unique organizations in which we have paying customers with certainty, and our inability to determine the number of our unique users and unique organizations in which we have paying customers may adversely affect our understanding of certain aspects of our business and make it more challenging to manage our business. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. Additionally, regulatory changes could affect requirements related to data we track related to our metrics, and those changes could impact how we continue to measure and compare data over time. If our performance metrics are not accurate representations of our business, if we discover material inaccuracies in our metrics or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed and our business, results of operations and financial condition could be adversely affected, causing our stock price to decline.

Certain of our market opportunity estimates, growth forecasts and key business metrics included in this Quarterly Report on Form 10-Q could prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Quarterly Report on Form 10-Q relating to the size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasted in this Quarterly Report on Form 10-Q, our business could fail to grow at similar rates, if at all. We also rely on assumptions and estimates to calculate certain of our key business metrics, such as paying users. We regularly review and may adjust our processes for calculating our key business metrics to improve their accuracy. Our key business metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. If investors or analysts do not perceive our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, our reputation, business, results of operations and financial condition would be harmed.

We previously identified a material weakness in our internal control over financial reporting. Although we believe that this material weakness has since been addressed, we may identify material weaknesses in the future which may cause us to be unable to accurately or timely report our financial condition or results of operations.

In connection with the audits of our 2017 and 2016 consolidated financial statements, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, that creates a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under our build-to-suit lease arrangements for our current corporate headquarters, we incurred tenant improvement costs which were reimbursed by the landlord. We had recorded the reimbursements as cash flows from investing activities; however, these reimbursements should have been recorded as cash flows from financing activities. The error resulted from a material weakness in our internal control over financial reporting. We have addressed this material weakness by enhancing the expertise of our finance and accounting staff and updating our accounting policy. We have properly recorded these reimbursements in our 2017 and 2016 audited consolidated financial statements as cash flows from financing activities. We believe that the material weakness has been remediated; however, we will continue to perform an ongoing evaluation of the enhancements to our design and operating effectiveness of our internal control over financial reporting through the end of our annual reporting cycle.

If we identify future material weaknesses in our internal control over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our reputation, business, results of operations and financial condition may be adversely affected.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of The Nasdaq Stock Market LLC. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

Our reported results of operations may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in May 2014, the FASB issued Accounting Standards

Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASC 606, which superseded nearly all existing revenue recognition guidance. We adopted the requirements of ASC 606 as of January 1, 2018, utilizing the full retrospective method of transition. As such, ASC 606 is reflected in our financial results for all periods presented in this Quarterly Report on Form 10-Q. The adoption of ASC 606 primarily resulted in changes to our accounting policies for revenue recognition and deferred commissions, which we believe to be critical accounting policies. We previously expensed commissions that are now deferred, but overall the impact of adopting ASC 606 was not material to revenue. We are currently evaluating the impact of adoption of Accounting Standards Codification, or ASC, 2016-02, Leases (Topic 842). It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our results of operations.

Indemnity provisions in various agreements potentially expose us to liability for intellectual property infringement, data protection and other losses.

Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, damages caused by us to property or persons or other liabilities relating to or arising from our products or other contractual obligations. Some of these indemnity agreements provide for uncapped liability for which we would be responsible, and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, results of operations and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them and we may be required to cease use of certain functions of our products as a result of any such claims. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business, results of operations and financial condition.

Risks Related to Our Common Stock

The trading price of our common stock could be volatile, and you could lose all or part of your investment.

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock may fluctuate substantially depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	announcements of new products, solutions or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	changes in how customers perceive the benefits of our products and future offerings;
•	departures of key personnel;
•	reaction to our press releases, other public announcements and filings with the SEC, as well as reaction to third party reports regarding our business, markets and the industry in which we operate;
•	fluctuations in the trading volume of our shares or the size of our public float;
•	sales of large blocks of our common stock and the anticipation of releases from the lock-up restrictions;
•	actual or anticipated changes or fluctuations in our results of operations;
•	whether our results of operations meet the expectations of securities analysts or investors;
•	changes in actual or future expectations of investors or securities analysts;
•	actual or perceived significant data breach involving our products or website;
•	litigation involving us, our industry or both;
•	governmental or regulatory actions or audits;

•	regulatory developments in the United States, foreign countries or both;
•	general economic conditions and trends;
•	major catastrophic events in our domestic and foreign markets; and
•	“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, results of operations and financial condition.

Our executive officers, directors and holders of 5% or more of our common stock collectively beneficially own approximately 54.1% of the outstanding shares of our common stock and have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our executive officers, directors and each of our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 54.1% of the outstanding shares of our common stock as of September 30, 2018. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Shares of our common stock are subordinate in right of payment to our debts and other liabilities, resulting in a greater risk of loss for stockholders.

Shares of our common stock are subordinate in right of payment to all of our current and future debt. We cannot assure that there would be any remaining funds after the payment of all of our debts for any distribution to holders of the common stock.

Our debt service requirements and restrictive covenants limit our ability to borrow more money, to make distributions to our stockholders and to engage in other activities.

Our existing credit agreement, as amended, contains a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, transfer or dispose of assets, pay dividends or make distributions, incur additional indebtedness, create liens, make investments, loans and acquisitions, engage in transactions with affiliates, merge or consolidate with other companies or sell substantially all of our assets. Our credit agreement is guaranteed by us and certain of our subsidiaries and secured by substantially all of the assets of the borrower subsidiary, us and the guarantor subsidiaries. The terms of our credit agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Additionally, our obligations to repay principal and interest on our indebtedness make us vulnerable to economic or market downturns.

If we are unable to comply with our payment requirements, our lenders may accelerate our obligations under our credit agreement and foreclose upon the collateral, or we may be forced to sell assets, restructure our indebtedness or seek additional equity capital, which would dilute our stockholders’ interests. If we fail to comply with any covenant it could result in an event of default under the agreement and the lenders (or any subsequent lender) could make the entire debt immediately due and payable. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. These events could cause us to cease operations.

Our failure to comply with our credit agreement and other indebtedness could require us to abandon our business.

Our indebtedness increases the risk that we will not be able to operate profitably because we will need to make principal and interest payments on our debt. Debt financing also exposes our stockholders to the risk that their holdings could be lost in the event of a default on the indebtedness and a foreclosure and sale of our assets for an amount that is less than the outstanding debt. Our ability to obtain additional debt financing, if required, will be subject to approval of our lenders, which may not be granted, or the interest rates and the credit environment as well as general economic factors and other factors over which we have no control may not be favorable. This may hinder our ability to service our existing debt or obtain additional debt financing.

If securities or industry analysts publish reports that are interpreted negatively by the investment community or publish negative research reports about our business, our share price and trading volume could decline.

The trading market for our common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts or the information contained in their reports. If one or more analysts publish research reports that are interpreted negatively by the investment community, or have a negative tone regarding our business, financial or operating performance, industry or end-markets, our share price could decline. In addition, if a majority of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could reduce the price that our common stock might otherwise attain.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We had 125,077,266 shares of capital stock outstanding as of September 30, 2018. Shares of common stock sold in our IPO are generally freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

Our executive officers, directors and holders of a substantial majority of our common stock and securities convertible into or exchangeable for shares of our common stock have entered into lock-up agreements with the underwriters of our IPO under which we and they have agreed that, subject to certain exceptions, without the prior written consent of J.P. Morgan Securities LLC, we and they will not dispose of or hedge any shares or any securities convertible into or exchangeable for shares of our common stock for a period of 180 days following September 25, 2018, the date of the final prospectus in connection with our IPO. Pursuant to the lock-up agreements with the underwriters, if (i) at least 120 days have elapsed since September 25, 2018, (ii) we have publicly released our earnings results for the quarterly period during which our IPO occurred, and (iii) such lock-up period is scheduled to end during or within five trading days prior to a broadly applicable period during which trading in our securities would not be permitted under our insider trading policy, or a blackout period, such lock-up period will end ten trading days prior to the commencement of such blackout period. The lock-up period is scheduled to end on March 24, 2019, which falls within our expected quarterly blackout period that commences at the close of trading on March 1, 2019. Therefore, in accordance with the lock-up agreements with the underwriters, the restricted period is expected to end at the close of market on February 13, 2019, which is ten trading days prior to the commencement of our quarterly blackout period. In addition, our executive officers, directors and holders of substantially all of our common stock and securities convertible into or exchangeable for shares of our common stock have entered into market standoff agreements with us, or are subject to covenants requiring them to enter into such an agreement, under which they have agreed that, subject to certain exceptions, without our consent, they will not dispose of or hedge any shares or any securities convertible into or exchangeable for shares of our common stock for a period of 180 days after our IPO. We will also release our market standoff agreements when the restricted period expires. When the lock-up period in the lock-up agreements and market standoff agreements expires, we and our locked-up security holders will be able to sell our shares in the public market. In addition, J.P. Morgan Securities LLC, on behalf of the underwriters from our IPO, may release all or some portion of the shares subject to the lock-up agreements or market standoff agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares, or the perception that such sales may occur, upon expiration of, or early release of the securities subject to, the lock-up agreements or market standoff agreements, could cause our stock price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Based on shares outstanding as of September 30, 2018, holders of up to 91,444,202 shares, or 73.1% of our capital stock have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we filed a registration statement to register shares reserved for issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable vesting periods and the expiration or waiver of the market standoff agreements and lock-up agreements referred to above, as well as applicable trading restrictions under our insider trading policy, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of rendering more difficult, delaying or preventing a change of control or changes in our management. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, up to 100,000,000 shares of undesignated preferred stock;
•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•	specify that special meetings of our stockholders can be called only by our board of directors, the Chair of our board of directors or our Chief Executive Officer;
•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving three-year staggered terms;

•	prohibit cumulative voting in the election of directors;
•	provide that our directors may be removed only for cause;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•

require the approval of our board of directors or the holders of at least 66 2⁄3 of our outstanding shares of capital stock to amend our amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. Provisions in our credit facilities also deter or prevent a business combination. In addition, institutional shareholder representative groups, shareholder activists and others may disagree with our corporate governance provisions or other practices, including anti-takeover provisions, such as those listed above. We generally will consider recommendations of institutional shareholder representative groups, but we will make decisions based on what our board and management believe to be in the best long-term interests of our company and stockholders; however, these groups could make recommendations to our stockholders against our practices or our board members if they disagree with our positions. Finally, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a breach of fiduciary duty;
•	any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; and
•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

Our amended and restated bylaws further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

We do not expect to declare any dividends in the foreseeable future.

We have never declared nor paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment, if any. Our ability to pay dividends is also subject to restrictions in our credit facilities as well as the restrictions on the ability of our subsidiaries to pay dividends or make distributions to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From July 1, 2018 through September 30, 2018, we granted to our directors, officers, employees, consultants and other service providers restricted stock units for an aggregate 661,771 million shares of common stock under our 2011 Equity Incentive Plan.

From July 1, 2018 through September 30, 2018, we issued and sold to our employees, consultants, and other services providers an aggregate of 1,390,753 shares of common stock upon the exercise of options issued under our 2011 Plan at an exercise prices of $13.65, for an aggregate exercise price of $19.0 million.

On September 28, 2018, we sold 3,333,333 shares of our common stock to Salesforce Ventures LLC in a concurrent private placement with our IPO at a price of $12.00 per share.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds from Public Offering of Common Stock and Concurrent Private Placement

On September 28, 2018, we closed our IPO, in which we sold 17,250,000 shares of our common stock (including the additional 2,250,000 shares that were sold pursuant to the underwriters’ option to purchase additional shares of common stock) at a price to the public of $12.00 per share. Immediately subsequent to the closing of our IPO, Salesforce Ventures LLC purchased 3,333,333 shares of our common stock from us at $12.00 per share. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-227099), which was declared effective by the SEC on September 25, 2018. In the aggregate, we raised $225.3 million in net proceeds after deducting underwriters’ discounts and commissions of $14.5 million and before deducting offering expenses of approximately $7.2 million, net of reimbursements. In the third quarter of 2018, we utilized $21.4 million of the net proceeds to satisfy our tax withholding and remittance obligations related to the RSU settlement. On October 10, 2018, we utilized a portion of the net IPO proceeds to pay down $101.3 million outstanding principal under our 2017 Credit Facility. We intend to use a portion of the net proceeds to purchase investment grade, interest bearing instruments pursuant to the investment policy approved by our board of directors. We also intend to use the net proceeds we received from our IPO and the concurrent private placement for general corporate purposes, including working capital, operating expenses, and capital expenditures. Additionally, we may use a portion of the net proceeds we received from our IPO and the concurrent private placement to acquire businesses, products, services, or technologies. The managing underwriters of our IPO were J.P. Morgan Securities LLC, Allen & Company LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-227099	3.2	August 29, 2018
3.2	Third Amended and Restated Bylaws of the Registrant.	S-1	333-227099	3.4	August 29, 2018
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-227099	4.1	September 13, 2018
10.1+	Form of Indemnification Agreement between the Registrant or SurveyMonkey Inc. and each of its directors and officers.	S-1	333-227099	10.1	August 29, 2018
10.2+	SVMK Inc. 2018 Equity Incentive Plan and related form agreements.	S-1	333-227099	10.2	August 29, 2018
10.3+	SVMK Inc. 2018 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-227099	10.3	September 13, 2018
10.4+	Confirmatory Employment Letter between the Registrant and Alexander J. Lurie, dated as of September 10, 2018.	S-1/A	333-227099	10.9	September 13, 2018
10.5+	Confirmatory Employment Letter between the Registrant and Lora D. Blum, dated as of September 10, 2018.	S-1/A	333-227099	10.10	September 13, 2018
10.6+	Confirmatory Employment Letter between the Registrant and Rebecca Cantieri, dated as of September 10, 2018.	S-1/A	333-227099	10.11	September 13, 2018
10.7+	Confirmatory Employment Letter between the Registrant and Thomas E. Hale, dated as of September 10, 2018.	S-1/A	333-227099	10.12	September 13, 2018
10.8+	Confirmatory Employment Letter between the Registrant and Timothy J. Maly, dated as of September 10, 2018.	S-1/A	333-227099	10.13	September 13, 2018
10.9+	Confirmatory Employment Letter between the Registrant and John S. Schoenstein, dated as of September 10, 2018.	S-1/A	333-227099	10.14	September 13, 2018
10.10+	Form of Change in Control and Severance Agreements between the Registrant and each of its officers.	S-1/A	333-227099	10.19	September 13, 2018
10.11+	SVMK Inc. Outside Director Compensation Policy.	S-1	333-227099	10.20	August 29, 2018
10.12+	SVMK Inc. Executive Incentive Compensation Plan.	S-1	333-227099	10.21	August 29, 2018
10.13	Common Stock Purchase Agreement by and between the Registrant and Salesforce Ventures LLC, dated as of September 7, 2018.	S-1/A	333-227099	10.25	September 13, 2018
10.14	Refinancing Facility Agreement, dated as of October 10, 2018, by and among SurveyMonkey Inc., as borrower, SVMK Inc., as guarantor, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	001-38664	10.1	October 12, 2018
10.15	Second Amended and Restated Credit Agreement, dated as of October 10, 2018, by and among SurveyMonkey Inc., as borrower, SVMK Inc., as guarantor, the lenders party thereto and JPMorgan Chase Bank, N.A.	8-K	001-38664	10.2	October 12, 2018
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
†

The certification attached as Exhibit 32.1 to this Quarterly Report on Form 10-Q is furnished pursuant to 18 U.S.C. Section 1350. It is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and it is not to be incorporated by reference into any filing of SVMK Inc., whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SVMK Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVMK Inc.

Date: November 13, 2018	By:	/s/ Timothy J. Maly
Timothy J. Maly
Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer and Principal Financial Officer)