Form 10-K
period 2018-12-31
SVMK Inc.
filed 2019-02-26
CIK 1739936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-38664

SVMK Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0765058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Curiosity Way

San Mateo, California, 94403

(650) 543-8400

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	The Nasdaq Stock Market LLC (The Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☐    NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES ☐    NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on December 31, 2018 as reported by the Nasdaq Global Select Market on such date, was approximately $803,964,000. The registrant has elected to use December 31, 2018, which was the last business day of the registrant’s most recently completed fiscal year, as the calculation date because on June 29, 2018 (the last business day of the registrant’s mostly recently completed second fiscal quarter), the registrant was a privately-held company. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 15, 2019, there were 126,644,497 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

SVMK Inc.

Annual Report on Form 10-K

For the year ended December 31, 2018

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our ability to attract new users or convert registered users to paying users;
•	our ability to retain paying users;
•	our ability to convert organizations to SurveyMonkey Enterprise customers;
•	our ability to maintain and improve our products;
•	our ability to upsell and cross-sell within our existing customer and user base;
•	our future financial performance, including trends in revenue, costs of revenue, gross profit or gross margin, operating expenses, capital expenditures and paying users;
•	possible harm caused by significant disruption of service or loss or unauthorized access to users’ data;
•	our ability to prevent serious errors or defects in our products;
•	our ability to respond to rapid technological changes;
•	our ability to compete successfully;
•	our ability to protect our brand;
•	the demand for our survey platform or for survey software solutions in general;
•	our expectations and management of future growth;
•	our ability to accelerate growth with the introduction of a significant outbound salesforce;
•	our ability to attract large organizations as users;
•	our ability to attract and retain key personnel and highly qualified personnel;
•	our ability to manage our international expansion;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to effectively integrate our products and solutions with others;
•	our ability to achieve or maintain profitability;
•	our ability to manage our outstanding indebtedness;
•	our ability to successfully identify, acquire and integrate companies and assets;
•	our ability to offer high-quality customer support;
•	the increased expenses associated with being a public company; and
•	our anticipated uses of net proceeds from our recent public offering and the concurrent private placement.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I

Item 1. Business

Overview

SurveyMonkey is a leading global provider of survey software products and purpose-built solutions that enable organizations to engage with their key constituents, including their customers, employees and the markets they serve. Our mission is to power curious individuals and organizations to measure, benchmark and act on the opinions that drive success. Our People Powered Data platform has changed the way individuals and organizations of all sizes collect and analyze feedback by making it easy for anyone to create their own online surveys.

Powering the Curious

Measure

We empower survey creators to measure constituent feedback and have designed our products to optimize the quality of constituent feedback and maximize response rates. Our library of customizable survey templates and certified questions, designed by a team of survey scientists and further enhanced by our machine learning and AI-based analysis of the millions of surveys on our survey platform, facilitates an easy-to-use and methodologically-sound survey creation process.

Benchmark

We enable survey creators to analyze and benchmark the data they have collected. Our benchmarking capabilities allow our customers to assess constituent feedback accurately and compare themselves to industry, geographic and functional baselines as well as their own past performance and internal trends. For example, we have an extensive database of Net Promoter Score®, or NPS®, data that covers everything from small organizations to large corporations across a broad range of industries. This database allows our customers to put their NPS results in context relative to the NPS range for organizations in their industry.

Act

We turn the voices of people into actionable data. Our products enable the filtering and comparing of data by cohort, geography, gender, time period, collection method and more. We help customers weave together data to form a narrative that answers the “why,” which enables them to better understand customer and employee attitudes, predict market appetite and identify meaningful opportunities more quickly. Our products integrate with a customer’s existing system of record, allowing them to implement the insights collected into new and existing workflows. This allows our customers to improve retention and satisfaction of their customers, maximize employee engagement and retention and tailor new products to the demands of prospective customers.

People Powered Data

Our People Powered Data platform enables conversations at scale to deliver impactful customer, employee and market insights. Our survey platform is used to collect and analyze feedback and drive actionable insight for a broad range of use cases, such as collecting NPS data from customers, measuring employee engagement or conducting market research regarding the attributes of a future product offering.

We believe the success of organizations large and small, for profit and non-profit, depends substantially on their ability to understand the expectations of, and respond effectively to, the feedback of their key constituents. Businesses that rely solely on intuition and anecdotal experience or traditional market research frequently struggle to anticipate and respond effectively to the evolving needs of their key constituents. As technology has enabled the collection of data at much greater scale and speed, massive amounts of information have been injected into the decision-making process. Organizations have invested heavily in “Big Data” solutions, which are designed to collect and extract information that provides visibility into the observed behavior of key constituents. However, information from Big Data alone is often insufficient to inform decision making as it fails to capture the human voice. The human voice, captured at scale in real-time and in a structured manner is what we refer to as People Powered Data. Big Data captures the “what.” People Powered Data captures the “why.” Understanding the “why” enables organizations to make better decisions that can drive optimal outcomes.

Our products are flexible and easy to use, which enables individuals and organizations of all sizes to collect and analyze People Powered Data. Our survey platform leverages SurveyMonkey Genius, our proprietary, AI-based survey creation assistant, which uses insights extracted from our massive data set to guide and optimize survey creation. For organizations, we offer SurveyMonkey Enterprise, which extends our survey platform with enhanced capabilities including managed user accounts, enterprise-grade security, customized company branding, collaboration capabilities and deep integrations with a broad set of leading software applications that enables users to customize and distribute more tailored questions for their target audience. To serve the needs of more advanced users in organizations of all sizes and across all industries, we offer purpose-built solutions to provide enhanced value across three key areas: customers, employees and the markets that these organization serve. These purpose-built solutions incorporate specific workflows, benchmarking data and preconfigured analyses.

Our Customers

Our global customer base is diversified across multiple industries, including financial services, internet, technology, healthcare, media and entertainment, consumer goods and retail, transportation and logistics, government agencies, manufacturing, energy, education, professional services and non-profit organizations. We have over 17.5 million active users, of which 646,727 are paying users in more than 345,000 organizational domains, including paying users in 98% of the Fortune 500. No customer represented more than 1% of our revenue in any of the years ended December 31, 2018, 2017 and 2016.

We define an active user as someone who has registered an account with us or logged in to their account on our survey platform in the last year. Some of our active users may use our products less frequently than others, which may reduce the opportunities to convert such active users to paying users.

We define an organizational domain as a registered internet domain name held by an organization. As a result, the actual number of unique organizations in which we have paying users may be lower than the number of organizational domains in which we have paying users, because one organization may utilize multiple organizational domains.

Customer 360

Customer 360 is our proprietary, signal-based system fueled by our data science models that analyzes usage patterns and signals across our entire user base to identify opportunities to convert active users to paying users, upsell organizations to enterprise accounts, expand existing enterprise relationships and cross-sell purpose-built solutions. Specifically, Customer 360 monitors signals within an organization, such as total active users, number of surveys deployed, total new accounts in the last six months, total paid subscriptions, type of questions asked and user profiles and surfaces prioritized opportunities for our Sales and Success team.

Our Growth Strategy

The virality of our survey platform is driven by our existing users who introduce SurveyMonkey to new potential users when they send surveys and collaborate with others to share survey results. We continue to focus on retaining our existing paid users, attracting new users, and improving conversion of free users to paid users. We also continue to build new products and enhance the features and functionality of our existing products and solutions. We intend to capitalize on a number of growth opportunities that we believe will accelerate our business, all powered by our massive user base and virality within organizations. Our principal growth strategies include the following:

•

Selling SurveyMonkey products directly to enterprise customers: For the year ended December 31, 2018, we generated approximately 12% of our revenue from customers that had an organizational level agreement with us, and as of December 31, 2018, we had over 3,566 customers with organizational level agreements. Our enterprise sales strategy starts with our brand recognition, our existing user base within organizations, and use of our Customer 360 technology to identify opportunities to convert active users to paying users, upsell organizations to enterprise accounts and cross-sell purpose-built solutions. Through this strategy, we expect to accelerate paying user growth and increase both monetization and retention within organizations.

•

Accelerating growth in self-serve through our SurveyMonkey Teams offerings: In the third quarter of 2018, we introduced SurveyMonkey Teams, which is designed to enable small groups of individuals within an organization to securely and efficiently collaborate in survey creation and analysis.  These small groups typically do not require the more advanced features and functionality of our SurveyMonkey Enterprise offering. We also introduced new account verification procedures to enhance account security and ensure one user per account. Through this strategy, we expect to accelerate paying user growth, increase both monetization and retention, and create future upsell opportunities for our SurveyMonkey Enterprise offering.

•

Expanding our business in key international markets: For the years ended December 31, 2018, 2017 and 2016, respectively, we generated 36%, 35% and 36% of our revenue from customers outside of the United States, and we see significant opportunity for growth internationally. We are investing in marketing our self-serve products and increasing awareness of our brand, developing a more localized product experience and expanding our international data center presence to improve user experience and website speed, and to provide locally hosted data. We are expanding our international workforce in Dublin, Ireland and Ottawa, Canada, across all of our business functions.

•

Selectively pursuing acquisitions: We believe our large user base, extensive data set, integration capabilities and products provide opportunities for us to drive value-added growth through acquisitions in key areas such as product, market and geographic expansion.

Our Products

We offer individuals our basic survey plan at no charge. We also offer multiple tiers of subscriptions to individual paying users and teams which provide basic integrations with third-party applications and other additional features and functionality. For organizations we offer an enterprise-grade version of our survey platform and purpose-built solutions with enhanced collaboration, integration, administration and customization tools.

SurveyMonkey Self-Serve

We offer multiple tiers of subscriptions to individual paying customers—Standard, Advantage and Premier—that provide a range of survey solutions. For the Standard plan, individual users can choose between monthly or annual subscriptions, which they pay for in advance at the beginning of the term. The Standard plan offers access to an unlimited number of questions, up to 1,000 responses, and branding and more complex design capabilities. Advantage and Premier plans are only available on an annual basis and offer unlimited usage, more advanced survey design and distribution capabilities, advanced analytics and team collaboration. Our individual paid plans provide access to a limited set of partner integrations, targeted at individual use cases, as well as 24/7 support. Proprietary survey templates, SurveyMonkey Genius and analytical tools allow for our customers to collect response and analyze them quickly.

We also offer SurveyMonkey Teams versions of our Advantage and Premier subscription plans. SurveyMonkey Teams’ plans are oriented for smaller groups of users who want to collaborate with others. In addition to the features available in individual Advantage and Premier plans, the SurveyMonkey Teams’ versions provide collaboration capabilities around sharing, commenting and analyzing surveys and a shared asset library for team users.

For organizations, we offer SurveyMonkey Enterprise and a suite of purpose-built solutions for customers, employees, the markets they serve and applicants:

SurveyMonkey Enterprise

We have built additional enterprise-grade capabilities into our survey platform to support organizations of all sizes and with varying requirements. Pricing for SurveyMonkey Enterprise deployments are negotiated with organizations based on functionality and number of users. Our enterprise-grade capabilities include:

•

Enterprise-Grade Security: We provide centralized data ownership and access management across accounts with encryption and compliance with key standards. Our security protocols have passed the requirements of large, global customers across industries, including the defense, financial services and healthcare sectors.

•

Integration and Compatibility: We also offer prebuilt integrations, data portability and single sign-on identity with applications such as those offered by Salesforce, Marketo, Tableau, Microsoft, and Oracle.

•

Managed Accounts and Users: Our survey platform enables organizations to centrally manage users and teams. Within an organization, all survey accounts can be consolidated under a single corporate identity to centralize billing, administration and access management.

•

Collaboration: Users can create and share surveys between and within departments allowing others to review, add comments and make edits. Teams gain access to a shared library that ensures consistent organizational branding and survey methodology across all team member accounts, utilizing the images, themes, style preferences and templates that fit an organization’s preferences.

Purpose-Built Solutions

We have developed purpose-built feedback solutions on top of SurveyMonkey Enterprise across the following key areas: customers, employees, markets that our customers serve and application management. Revenue from these purpose-built solutions is generated by subscription or on a transactional basis, depending on the product.

•

SurveyMonkey CX: SurveyMonkey CX is our customer experience NPS solution that transforms customer feedback into actionable insights using built-in benchmarking, data analytics, key driver analysis and follow-up action items.

•

TechValidate: TechValidate is our marketing content automation solution. TechValidate collects customer feedback at scale, automatically converting it into validated marketing content, including statistics, charts, testimonials and case studies.

•

SurveyMonkey Engage: SurveyMonkey Engage is our employee engagement offering, which measures employee experiences within an organization to provide managers and human resources teams with actionable data across core engagement factors such as personal engagement, job satisfaction, team dynamics and purpose alignment.

•

SurveyMonkey Audience: SurveyMonkey Audience is our market research solution for organizations interested in market research from constituents with whom they do not have a direct relationship. SurveyMonkey Audience enables organizations to quickly gain real-time actionable data from targeted panelists.

•	SurveyMonkey Apply: SurveyMonkey Apply is our application management solution that is primarily used by educational institutions and non-profits seeking to allocate scholarships and grants.
•	Wufoo: Wufoo is our easy-to-use form builder that helps users create web and mobile forms, collect file uploads and receive online payments.

Our Technology Infrastructure and Operations

Our products are centered on innovation in the following areas:

Scalable Data Collection: Data can be collected via iOS and Android mobile apps, web browsers, personalized emails and social media or collaboration platforms such as Facebook Messenger and Slack. In addition, data collection can be programmatically embedded and customized to sit within a customer’s web site or mobile app and popup invitations. Additionally, we offer access via SurveyMonkey Anywhere, our offline data collection mode and via QR codes.

Data Storage and Analysis: Our architecture allows us to collect data in multiple geographic locales. Our primary data center is a Tier-5 platinum rated facility in Las Vegas, Nevada. We operate a secondary data center in San Jose, California. In addition, we enable certain accounts to store their SurveyMonkey data in other geographic regions via Amazon Web Services.

Reliability: We have designed our products to be highly available under peak global load conditions. We replicate customer data across our two data centers to enable redundancy and backup.

Security: Our survey platform can be connected to enterprise identity management systems such as Microsoft Active Directory and OKTA and can be configured to enable administrators to automate the management of licenses and system access.

Integration into Customer Systems and Processes: Companies can integrate SurveyMonkey into their systems and processes by using our prebuilt connectors, using one of many third-party applications built on our survey platform, or via a custom integration using our open APIs.

We are focused on research and development to enhance our survey platform, develop new products and features, and improve our infrastructure.

Sales, Marketing and Customer Success

We believe the SurveyMonkey brand is globally synonymous with collecting feedback. We benefit from the virality of our platform, where survey creators increase our exposure organically among the respondents to their surveys, and every person who takes a survey is a potential future customer. In addition, our marketing function supports our sales effort targeted at organizations with an existing organic adoption of our survey platform.

We also conduct direct response marketing and engage and reactivate users through communication channels such as in-product notifications, demand generation campaigns, mobile notifications and lifecycle email marketing. We also create brand awareness through search engine optimization, content marketing, social media marketing, public relations and earned media with partners.

We augment our self-serve offering with a direct sales team focused on leveraging our existing base of active users. We use Customer 360 to gather insights into our user base to upsell organizations to SurveyMonkey Enterprise and cross-sell purpose-built solutions within organizations.

Our survey platform is designed to be easy to adopt and use without the need for support. For those who want support, we have a robust knowledge base and online help center, localized in 16 languages. We also have a dedicated team of experienced and highly-trained survey scientists whose mission is to provide our customers with the methodology they need to collect high quality, unbiased information and to increase survey response rates.

Customer 360 also assists our customer success team by estimating the likelihood of churn as well as potential customer adoption challenges.

Employees

As of December 31, 2018, we had a total of 857 employees. None of our U.S. employees are represented by a labor union or are the subject of a collective bargaining agreement. We have not experienced any work stoppages and we believe that our relationship with our employees is good.

Competition

Competitors to our People Powered Data platform include the enterprise feedback offerings of SAP/Qualtrics, form tools such as Google Forms, Microsoft Forms and Typeform, solutions for specific use cases such as Medallia for customer experience, and full-service market research firms such as Nielsen. We also compete with offline methods of feedback collection, such as pen-and-paper surveys and telephone surveys. We believe that the principal competitive factors in our markets include the following:

•	ease of use and deployment of applications;
•	quality and timeliness of data and insight generation;
•	product features, quality and functionality;
•	volume of data for benchmarking, data science models and AI and machine learning applications;
•	pricing, total cost of ownership and visibility into cost over time;
•	brand awareness and reputation;
•	breadth of customer base and level of user adoption;
•	ability to integrate with other applications and systems;
•	security, reliability and scalability across organizations;
•	flexibility to cover a wide breadth of use cases globally;
•	ability to enable collaboration within teams and across different business lines;

•	effectiveness of sales and marketing;
•	customer experience; and
•	vision for the market and product innovation.

Some of our competitors may have significantly greater financial, marketing and product development resources than we have, larger sales and marketing budgets and resources, broader distribution or established relationships, or lower labor and research and development costs. Our competitors may devote greater resources and time on developing and testing products and solutions, undertake more extensive marketing campaigns, adopt more aggressive pricing policies or otherwise develop more commercially successful products and solutions than we do.

Regulatory Matters

We are subject to a variety of laws in the United States and abroad, including laws regarding privacy, data protection, data security, data retention, consumer protection, accessibility, sending and storing of electronic messages, human resource services, employment and labor laws, workplace safety, intellectual property and the provision of online payment services, including credit card processing, consumer protection laws, anti-bribery and anti-corruption laws, import and export controls, federal securities laws and tax regulations, which are continuously evolving and developing. We also have privacy-related terms and guidelines for third-party developers to create applications that connect to our products. We participate in and have certified our compliance with the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks and Principles with respect to personal data that we collect.

Intellectual Property

We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions are larger contributors to our success in the marketplace.

As of December 31, 2018, we had five issued patents and five pending patent applications in the United States. These patents and patent applications seek to protect our proprietary inventions relevant to our business.

Corporate Information

SVMK Inc. was incorporated in October 2011 as a Delaware corporation and is the successor to operations originally begun in 1999. Our principal executive offices are located at One Curiosity Way, San Mateo, California 94403, and our telephone number is (650) 543-8400. Our website address is www.surveymonkey.com.

SurveyMonkey, the SurveyMonkey logo, the Goldie logo, People Powered Data, SVMK and our other registered or common law trademarks, service marks or trade names appearing in this prospectus are the property of SurveyMonkey Inc., our wholly-owned subsidiary. NPS is a registered trademark of Bain & Company, Inc., Fred Reichheld and Satmetrix Systems, Inc., and other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, are filed with the U.S. Securities and Exchange Commission, or the “SEC”. We are subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge at investor.surveymonkey.com/financial-information/sec-filings when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

We periodically provide other material information for investors on our corporate website, www.surveymonkey.com, the investor relations page on our corporate website, investor.surveymonkey.com, press releases, public conference calls and public webcasts. We use these channels, as well as social media, to communicate with investors and the public about us, our offerings and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in us to review the information we post on the U.S. social media channels listed on the investor relations page on our website. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs in this Annual Report on Form 10-K are intended to be inactive textual references only.

We are an emerging growth company within the meaning of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and, as such, we have elected to comply with certain reduced public company reporting requirements. We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering, or IPO.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations and financial condition could be adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.

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

Additionally, many of our users initially register to use our free basic survey product. We strive to demonstrate the value of our products to our registered users, thereby encouraging them to convert to paying users through end-of-survey marketing. We have over 17.5 million active users, of which 646,727 are currently paying users. The actual number of unique users may be lower than we report as one person could count as multiple active users or paying users. For example, if an individual paying user also had a designated seat in a SurveyMonkey Enterprise deployment, we would count that person as two paying users. As a result, we may have fewer unique users that we may be able to convert, upsell or cross-sell. Our inability to determine the number of our unique users is a limitation in the data that we measure and may adversely affect our understanding of certain aspects of our business and make it more challenging to manage our business. A majority of our active users may never convert to a paying user, and if we are unable to convert free users to paying users, our business, results of operations and financial condition could suffer.

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

Historically, our business model has been driven by organic adoption and viral growth, particularly from conversion of our free users to paid, with many of our new individual paying users coming to us directly through our website or organic online search. We are currently expanding our salesforce, which has historically been limited. Although we believe our business model can continue to scale without a significantly larger salesforce, our self-serve model may not continue to be as effective as we anticipate, which may impede our future growth.

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

Additionally, we have global partners who broaden the scope of our self-serve SurveyMonkey Audience solution by providing access to additional panelists around the world. Our partners are generally in nonexclusive agreements with us, are not subject to minimum obligations and may be terminated at any time without cause. If we fail to manage our sales efforts successfully or they otherwise fail to perform as we anticipate, it could reduce our sales and increase our expenses, as well as weaken our competitive position.

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

Our industry is intensely competitive, and competitors may succeed in reducing our sales.

Our products face intense competition from many different companies, including but not limited to:

•	form providers, such as Google Forms, Microsoft Forms and Typeform;
•	licensed enterprise feedback software, such as SAP/Qualtrics;
•	software for specific use cases, such as Medallia for customer experience; and
•	full service market research firms, such as Nielsen.

These competitors vary in size, and many have significantly greater financial, marketing and product development resources than we have, larger sales and marketing budgets and resources, broader distribution or established relationships or lower labor and research and development costs. We also compete with offline methods of information collection, such as pen-and-paper surveys, telephone surveys, forms and applications, and less-automated methods such as email. Our competitors may devote greater resources and time on developing and testing products and solutions, undertake more extensive marketing campaigns and partnerships, adopt more aggressive pricing policies or otherwise develop more commercially successful products and solutions than we do. Our competitors may have preexisting relationships which required significant upfront investment by the customer, and these customers may prefer to continue existing and established relationships rather than adopt our survey platform. We cannot assure that we will be able to increase or maintain the large user base that we currently enjoy.

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

Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

•	our ability to attract new users to our survey platform;
•	our ability to convert users of our free basic survey product to paying users;
•	our ability to retain paying users;
•	our ability to prevent account sharing and software piracy;
•	our ability to maintain and improve our products;
•	shifts in the way customers, respondents and users access our websites and products from personal computers to mobile devices;
•	the effectiveness of our marketing campaigns, including old strategies that may cease to be effective and the failure of new efforts;
•	disruptions or outages in the availability of our websites or products, actual or perceived breaches of privacy and compromises of our customer or respondent data;
•	changes in our pricing policies or those of our competitors;
•	our ability to increase sales of our products and solutions to new customers and expand sales of additional products and solutions to our existing customers;
•	the size and seasonal variability of our customers’ research and marketing and budgets;
•	the extent to which existing customers renew their agreements with us and the timing and terms of those renewals;
•	general industry, market and macroeconomic conditions;
•	the timing and cost of investing in our technology infrastructure, product initiatives, facilities and international expansion may be greater than we anticipate;
•	our needs related to facilities and data centers may change over time and vary from our original forecasts, and the value of the property that we lease or own may fluctuate;
•	expenses related to hiring, incentivizing and retaining employees;
•	the timing and costs of expanding our sales organization and delays or inability in achieving expected productivity;

•	the timing of certain expenditures, including capital expenditures;
•	the entrance of new competitors in our market whether by established companies or the entrance of new companies;
•	currency exchange rate fluctuations;
•	our ability to integrate acquisitions and realize the expected benefit of such acquisitions in a timely manner or at all;
•	changes in the price of our subscription plans; and
•	changing tax laws and regulations.

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

We have incurred substantial indebtedness, and as of December 31, 2018, our total aggregate indebtedness was approximately $219.5 million of principal outstanding. We also have, and will continue to have, significant lease obligations. As of December 31, 2018, our total aggregate obligations under our long-term operating and financing leases was $133.2 million. Our payments on our outstanding indebtedness and lease obligations are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness and lease obligations would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit facilities and agreements governing our other indebtedness and lease obligations and may impact our ability to pay or refinance our indebtedness or lease obligations as they come due, which would adversely affect our business, results of operations and financial condition.

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

We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of December 31, 2018, approximately 35% of our employees had been with us for less than one year and approximately 20% for more than one year but less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other internet, software and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-hiring, especially given overall macroeconomic risks, or over-compensating employees and the challenges of integrating a growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have expanded our operating and financing lease obligations and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be adversely affected.

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

We conduct our business in over 190 countries and territories around the world and a significant portion of our transactions outside of the United States are denominated in foreign currencies. As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates and any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our operating margins. Exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability and hinder our ability to predict our future results and earnings. For example, because we recognize revenue over time, exchange rate fluctuations at one point in time may have a negative impact in future quarters. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition. Additionally, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During the years ended December 31, 2018, 2017 and 2016, we did not have any material amount of derivative financial instruments.

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

We also depend on our ecosystem of developers to create applications that will integrate with our survey platform. We offer prebuilt integrations, data portability and single sign-on identity with applications, such as those offered by Salesforce, Marketo, Tableau, Microsoft, and Oracle, as well as open APIs and configurable integrations. Our competitors may be effective in providing incentives to third parties to favor their survey platform, or to prevent or reduce subscriptions to our survey platform. Our reliance on this ecosystem of developers creates certain business risks relating to the quality of the applications built using our application programming interface, including product interruptions of our survey platform from these applications, lack of product support for these applications, our reputation being harmed if the applications do not function as intended and possession of intellectual property rights associated with these applications. We may not have the ability to control or prevent these risks. As a result, issues relating to these applications could adversely affect our brand, reputation, business, results of operations and financial condition.

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

We collect sales, use, value-added and other transaction taxes as part of our subscription agreements in a number of jurisdictions. One or more states or countries may seek to impose incremental or new sales, use, value added or other tax collection obligations on us, including for past sales by us or our resellers and other partners. A successful assertion by a state, country or other jurisdiction that we should have been or should be collecting additional sales, use, value added or other taxes on our products could, among other things, result in substantial tax liabilities, discourage users from utilizing our products or otherwise harm our business, results of operations and financial condition.

We have a history of net losses, we anticipate increasing expenses in the future and we may not be able to achieve or maintain profitability.

We have incurred net losses on an annual basis since our reincorporation. We incurred net losses of approximately $154.7 million, $24.0 and $76.4 million during the years ended December 31, 2018, 2017 and 2016, respectively and we had an accumulated deficit of approximately $332.3 million as of December 31, 2018. As we strive to grow our business, we expect expenses to increase in the near term, particularly as we continue to make investments to scale our business. For example, we are actively investing in our sales team, and we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. We also expect our research and development expenses to increase as we plan to continue to hire employees for our engineering, product and design teams to support these efforts. In addition, we will incur additional general and administrative expenses to support both our growth as well as our transition to being a publicly traded company. These investments may not result in increased revenue or growth in our business. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our survey platform, the entry of competitive survey platforms or other products or the success of existing competitive products and solutions. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business, results of operations and financial condition would be adversely affected.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2018, we had $162.2 million of federal and $63.8 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2019. As of December 31, 2018, we had federal research and development credits of $14.7 million which will begin to expire in 2032; state research and development credits of $10.8 million which will carryforward indefinitely; and foreign research and development credits of $1.1 million which will begin to expire in 2037. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Based on analysis performed, we have concluded that approximately $37.1 million of net operating loss carryforwards from companies we have previously acquired are subject to limitation under Section 382 of the Code. At this time, for our non-acquired net operating losses, we have not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since our formation. We may have experienced various ownership changes, as defined by the Code, as a result of past financing transactions (or other activities), and we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. Accordingly, our ability to utilize the aforementioned carryforwards may be limited.

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

For so long as we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We would cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have, in any three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth year anniversary of our IPO. We may choose to take advantage of some but not all of these reduced reporting burdens. We have taken advantage of certain reduced reporting burdens in this Annual Report on Form 10-K. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. We have not chosen to take advantage of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

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

Certain of our market opportunity estimates, growth forecasts and key business metrics included in this Annual Report on Form 10-K could prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Annual Report on Form 10-K relating to the size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasted in this Annual Report on Form 10-K, our business could fail to grow at similar rates, if at all. We also rely on assumptions and estimates to calculate certain of our key business metrics, such as paying users. We regularly review and may adjust our processes for calculating our key business metrics to improve their accuracy. Our key business metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. If investors or analysts do not perceive our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, our reputation, business, results of operations and financial condition would be harmed.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. For example, in connection with the audits of our consolidated financial statements for the year ended December 31, 2017, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting pertaining to our accounting for build-to-suit lease arrangements for our current corporate headquarters, we incurred tenant improvement costs which were reimbursed by the landlord. We have addressed this material weakness by enhancing the expertise of our finance and accounting staff and updating our accounting policy and believe that the material weakness has been remediated. However, if we identify future material weaknesses in our internal control over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our reputation, business, results of operations and financial condition may be adversely affected. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

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

Generally accepted accounting principles in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASC 606, which superseded nearly all existing revenue recognition guidance. We adopted the requirements of ASC 606 as of January 1, 2018, utilizing the full retrospective method of transition. As such, ASC 606 is reflected in our financial results for all periods presented in this Annual Report on Form 10-K. The adoption of ASC 606 primarily resulted in changes to our accounting policies for revenue recognition and deferred commissions, which we believe to be critical accounting policies. We previously expensed commissions that are now deferred, but overall the impact of adopting ASC 606 was not material to revenue. We are currently evaluating the impact of adoption of Accounting Standards Codification, or ASC, 2016-02, Leases (Topic 842). It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our results of operations.

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

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock may fluctuate substantially depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	announcements of new products, solutions or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	changes in how customers perceive the benefits of our products and future offerings;
•	departures of key personnel;
•	reaction to our press releases, other public announcements and filings with the SEC, as well as reaction to third party reports regarding our business, markets and the industry in which we operate;
•	fluctuations in the trading volume of our shares or the size of our public float;
•	sales of large blocks of our common stock;
•	actual or anticipated changes or fluctuations in our results of operations;
•	whether our results of operations meet the expectations of securities analysts or investors;
•	changes in actual or future expectations of investors or securities analysts;
•	actual or perceived significant data breach involving our products or website;
•	litigation involving us, our industry or both;
•	governmental or regulatory actions or audits;
•	regulatory developments in the United States, foreign countries or both;
•	general economic conditions and trends;
•	major catastrophic events in our domestic and foreign markets; and
•	“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We had 125,817,894 shares of capital stock outstanding as of December 31, 2018 that are generally freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the “Securities Act”, except for any shares held by our insiders and subject to periodic “blackout” periods, or held by our “affiliates” as defined in Rule 144 under the Securities Act.

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

If a court were to find the Delaware exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

Our amended and restated bylaws further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

Both of these exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees.

On December 19, 2018, the Delaware Court of Chancery issued a decision in Matthew Sciabacucchi v. Matthew B. Salzberg et al., C.A. No. 2017-0931-JTL (Del. Ch.), finding that provisions such as selecting the federal district courts of the United States of America as the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act are not valid under Delaware law. In light of this decision of the Delaware Court of Chancery, we do not intend to enforce this provision in our amended and restated bylaws unless and until such time there is a final determination by the Delaware Supreme Court regarding the validity of such provisions. To the extent the Delaware Supreme Court makes a final determination that such provisions are not valid as a matter of Delaware law, our Board of Directors intends to amend its Bylaws to remove this provision.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters occupies approximately 199,000 square feet in San Mateo, California under our master lease agreement and multiple sublease agreements that expire at various times through December 2028. We also lease offices in Portland, Oregon; Seattle, Washington; Ottawa, Canada; Dublin, Ireland; and Sydney, Australia.

We believe that our existing facilities are sufficient for our current needs. In the future, we may need to add new facilities and expand our existing facilities as we add employees, grow our infrastructure and evolve our business, and we believe that suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.

Item 3. Legal Proceedings

From time to time, we may be party to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, patent and privacy matters, labor and employment claims, class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Periodically, we evaluate developments in our legal matters and record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and our judgment may be incorrect.

There are currently no legal matters or claims that have arisen from the normal course of business that we believe would have a material impact on our financial position, results of operations or cash flows.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Global Select Market under the symbol “SVMK”.

Stockholders of Record

As of February 15, 2019, there were 381 stockholders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions on our ability to pay dividends or make distributions under the terms of our credit facilities. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.

Unregistered Sales of Equity Securities

Option and RSU Issuances

During the fiscal year ended December 31, 2018, prior to filing our Registration Statement on Form S-8 on October 1, 2018:

•

We granted to certain of our directors, officers, employees and consultants an aggregate of 3,483,580 restricted stock units to be settled into shares of our common stock under our 2011 Equity Incentive Plan.

•

We issued and sold to our employees an aggregate of 66,265 shares of our common stock upon the exercise of options issued under our 2011 Equity Incentive Plan at exercise prices ranging from $0.79 per share to $16.03 per share, for a weighted-average exercise price of $6.62 per share.

Common Stock Issuances

On September 28, 2018, we sold 3,333,333 shares of our common stock to Salesforce Ventures LLC in a concurrent private placement with our IPO at a price of $12.00 per share.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of (i) Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) because the issuance of securities to the recipients did not involve a public offering, (ii) in reliance on Rule 701 promulgated thereunder because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule, or (iii) Regulation S promulgated under the Securities Act as transactions made outside of the United States. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds from Public Offering of Common Stock and Concurrent Private Placement

On September 28, 2018, we closed our IPO, in which we sold 17,250,000 shares of our common stock (including the additional 2,250,000 shares that were sold pursuant to the underwriters’ option to purchase additional shares of common stock) at a price to the public of $12.00 per share. Immediately subsequent to the closing of our IPO, Salesforce Ventures LLC purchased 3,333,333 shares of our common stock from us at $12.00 per share. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-227099), which was declared effective by the SEC on September 25, 2018. In the aggregate, we raised $225.3 million in net proceeds after deducting underwriters’ discounts and commissions of $14.5 million and after deducting offering expenses of approximately $7.2 million, net of reimbursements. The managing underwriters of our IPO were J.P. Morgan Securities LLC, Allen & Company LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on September 26, 2018 pursuant to Rule 424(b)(4).

Stock Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act, or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following stock performance graph compares total stockholder returns for SVMK Inc. relative to the S&P 500 Index and the S&P 500 Information Technology Index, assuming a $100 investment at market close on September 26, 2018, which was the initial trading day of our common stock. The stock performance shown in the graph below is not necessarily indicative of future price performance.

Company / Index	Base period 9/26/18	9/30/2018	10/31/2018	11/30/2018	12/31/2018
SVMK Inc.	$100.00	$92.98	$62.12	$82.83	$71.17
S&P 500 Index	100.00	100.28	93.32	94.98	86.27
S&P 500 Information Technology Index	100.00	100.97	92.84	90.87	83.12

Item 6. Selected Financial Data

The following selected consolidated financial data are derived from our audited consolidated financial statements and should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Revenue	$254,324	$218,773	$207,295
Cost of revenue(1)(2)	77,982	62,679	67,755
Gross profit	176,342	156,094	139,540
Operating expenses:
Research and development(1)	106,188	53,660	37,985
Sales and marketing (1)(2)	95,783	73,511	73,970
General and administrative(1)	97,339	47,940	36,832
Restructuring(1)	3,525	1,785	25,256
Total operating expenses	302,835	176,896	174,043
Loss from operations	(126,493)	(20,802)	(34,503)
Interest expense	27,801	26,865	32,893
Other non-operating income (expense), net	(298)	7,610	(4,250)
Loss before income taxes	(154,592)	(40,057)	(71,646)
Provision for (benefit from) income taxes	148	(16,047)	4,704
Net loss	$(154,740)	$(24,010)	$(76,350)
Net loss per share, basic and diluted	$(1.43)	$(0.24)	$(0.77)
Weighted-average shares used in computing basic and diluted net loss per share	107,900	100,244	98,539

(1)	Includes stock-based compensation, net of amounts capitalized as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cost of revenue	$8,931	$2,503	$4,114
Research and development	48,739	9,918	5,756
Sales and marketing	19,046	8,069	8,712
General and administrative	55,054	14,496	12,301
Restructuring	—	—	2,074
Stock-based compensation, net of amounts capitalized	$131,770	$34,986	$32,957

(2)	Includes amortization of acquisition intangible assets as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cost of revenue	$1,952	$2,040	$4,505
Sales and marketing	2,318	2,421	4,267
Amortization of acquisition intangible assets	$4,270	$4,461	$8,772

Consolidated Balance Sheet Data

	As of December 31,
(in thousands)	2018	2017	2016
Cash and cash equivalents	$153,807	$35,345	$23,287
Working capital(1)	135,739	16,560	566
Total deferred revenue(2)	101,472	85,048	76,420
Financing obligation on leased facility	92,009	93,385	81,939
Total debt, net(3)	217,415	318,321	319,300
Total stockholders' equity	219,383	40,043	33,021

(1)	Working capital is calculated as current assets less current liabilities, excluding deferred revenue.
(2)

Includes short term deferred revenue of $101.2 million, $84.8 million and $76.4 million as of December 31, 2018, 2017 and 2016, respectively, and long-term deferred revenue of $0.2 million and $0.2 million as of December 31, 2018 and 2017, respectively.

(3)	Excludes unamortized issuance costs of $0.4 million that were included in prepaid expenses and other current assets and $1.4 million that were in other assets as of December 31, 2018.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Forward-Looking Statements,”, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Annual Report on Form 10-K.

Overview

We were founded in 1999 and are a leading global provider of survey software products that enable organizations to engage with their key constituents, including their customers, employees and the markets they serve. Our mission is to power curious individuals and organizations to measure, benchmark and act on the opinions that drive success. Our People Powered Data platform enables conversations at scale to deliver impactful customer, employee and market insights to our over 17.5 million active users globally.

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

We also offer team versions of our individual Advantage and Premier subscription plans. Our SurveyMonkey Teams’ versions of such subscription plans are oriented for smaller groups of users who want to collaborate with others. In addition to the features available in individual Advantage and Premier subscription plans, the SurveyMonkey Teams’ versions provide collaboration capabilities around sharing, commenting and analyzing surveys and a shared asset library for team users.

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

Our business model

Our self-serve offering underpins a powerful, capital efficient business model that is fueled by the virality of our products. We believe our brand is synonymous with high-quality, easy to use products. The strength of our brand enables us to rapidly and cost-effectively acquire new users through free organic searches, paid online marketing and word of mouth referrals. Our survey platform and purpose-built solutions can be used without costly implementation, professional services or training, and anyone can create a survey in minutes. Our free basic survey product allows users to design and send simple surveys to collect and analyze feedback. Users and respondents can access our survey platform on a broad range of desktop and mobile devices, and surveys can be distributed through multiple channels, such as email, web, mobile, messaging apps and social media. Users often share results and collaborate with others, who are then attracted to our survey platform and frequently sign up as new users. Every person who takes a survey is a potential future customer, and we seek to capitalize on that opportunity through end of survey marketing designed to engage further with respondents and encourage them to create accounts and become new users. We invest in new features and improvements to our product functionality as well as targeted marketing campaigns to drive conversion of unpaid users to paid users. As a result, we have a predictable, high-visibility revenue model where we generate more than 90% our revenue from sales of subscriptions to our products. We have a broad and diverse customer base and no customer represented more than 1% of our revenue in any of the periods presented.

We supplement our self-serve channel with a targeted sales effort to upsell organizations to SurveyMonkey Enterprise, to expand deployments of SurveyMonkey Enterprise within organizations and to cross-sell purpose-built solutions within organizations. We believe our existing user base represents a significant opportunity to expand our business and increase our revenue. We have 646,727 paying users in more than 345,000 organizational domains and believe the individual paying users within organizational domains represent an opportunity to significantly increase conversion from individual subscriptions to our enterprise offerings.

Key Business Metric

We review a number of operating and financial metrics, including the following key metric to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions.

	As of December 31,
	2018	2017	2016
Paying users	646,727	606,077	574,872

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

	Year Ended December 31,
(in thousands, except ARPU)	2018	2017	2016
Core revenue	$254,324	$213,984	$192,056
Average revenue per paying user (ARPU)	406	362	349
Free cash flow	23,339	5,579	(4,895)
Adjusted EBITDA	58,030	61,882	64,721

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

The following is a reconciliation of core revenue to the most comparable GAAP measure, revenue:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenue	$254,324	$218,773	$207,295
Non-self-serve SurveyMonkey Audience revenue	—	(4,789)	(15,239)
Core revenue	$254,324	$213,984	$192,056

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

Free cash flow

We define free cash flow as GAAP net cash provided by operating activities less purchases of property and equipment, net of tenant improvement reimbursements, and capitalized internal-use software. We consider free cash flow to be an important measure because it measures our liquidity after deducting capital expenditures for purchases of property and equipment and capitalized software development costs, which we believe provides a more accurate view of our cash generation and cash available to grow our business. For the years ended December 31, 2018, 2017 and 2016, our free cash flow included cash payments for interest on our long-term debt of $20.5 million, $19.9 million and $19.8 million, respectively. For the year ended December 31, 2018, our free cash flow also included a one-time payment for employer payroll taxes on performance-based restricted stock units, or Performance RSUs, that vested upon the satisfaction of both a performance vesting condition (the effectiveness of the registration statement for our IPO) and a service condition, of $1.2 million and $0.9 million in third-party fees related to the refinancing of our credit facilities. For the year ended December 31, 2017, free cash flow also included a one-time deferred payment of $7.7 million related to our acquisition of TechValidate and $4.3 million in third-party fees related to the refinancing of our credit facilities. We expect our free cash flow to increase as we reduce cash paid for interest on our long-term debt following the partial repayment of the outstanding indebtedness under our credit facilities of $101.3 million. We expect to generate positive free cash flow over the long term. Free cash flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. Some of the limitations of free cash flow are that free cash flow does not reflect our future contractual commitments and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by operating activities:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by operating activities	$45,372	$45,026	$35,842
Purchases of property and equipment, net(1)	(9,981)	(24,128)	(24,903)
Capitalized internal-use software	(12,052)	(15,319)	(15,834)
Free cash flow	$23,339	$5,579	$(4,895)

(1)	Includes reimbursement of tenant improvement allowances under our lease financing obligation of $8.4 million and $5.5 million for the years ended December 31, 2017 and 2016, respectively.

Adjusted EBITDA

We define adjusted EBITDA as net loss excluding interest expense, provision for (benefit from) income taxes, depreciation and amortization, other non-operating expenses (income), net, stock-based compensation and restructuring costs, acquisition-related costs, financing costs and employer payroll taxes on Performance RSUs. We consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that are not indicative of the core operating performance of our business that are excluded from adjusted EBITDA. Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures. Some of the limitations of adjusted EBITDA are that it excludes recurring expenses for interest payments, does not reflect the dilution that results from stock-based compensation, and does not reflect the cost to replace depreciated property and equipment. It may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net loss	$(154,740)	$(24,010)	$(76,350)
Provision for (benefit from) income taxes	148	(16,047)	4,704
Other non-operating (expenses) income, net	298	(7,610)	4,250
Interest expense(1)	27,801	26,865	32,893
Depreciation and amortization	47,166	42,391	36,698
Stock-based compensation	131,770	34,986	32,957
Restructuring costs	3,525	1,785	23,182
Acquisition-related costs	—	347	6,387
Financing costs	879	3,175	—
Employer payroll taxes on Performance RSUs	1,183	—	—
Adjusted EBITDA	$58,030	$61,882	$64,721

(1)	Includes interest expense on our credit facilities and financing lease obligations related to our corporate headquarters.

Core revenue, ARPU, free cash flow and adjusted EBITDA are presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP.

2017 and 2016 Restructurings

During the years ended December 31, 2017 and 2016, we restructured our business to focus on our core products, increase operating efficiency and reduce costs over the long-term. In November 2017, in conjunction with the hiring of our new Chief Sales Officer, we implemented a plan to centralize our U.S. salesforce in our San Mateo, California headquarters. In November 2016, we implemented a plan to wind down the operations of a previously acquired business. In March 2016, we implemented a plan to reduce our sales and marketing headcount and to close several international offices, which was primarily related to our decision to generally cease offering the non-self-serve portion of our SurveyMonkey Audience solution. We recognized aggregate restructuring costs of $3.5 million in 2018, $1.8 million in 2017 and $25.3 million in 2016. As of December 31, 2018 and 2017, $0.9 million and $1.4 million, respectively, has been accrued primarily related to the restructurings and non-cancellable lease costs, which amounts will be paid through 2021. Restructuring costs incurred during 2018 are related to our November 2017 restructuring plan and are primarily due to changes in estimated lease termination costs and related leasehold impairment costs.

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

Cost of Revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products to our users. These expenses generally consist of infrastructure costs, personnel costs and other related costs. Infrastructure costs generally include expenses related to the operation of our data centers, such as data center equipment depreciation, facility costs (such as co-location rentals), amortization of capitalized software, payment processing fees, website hosting costs, external sample costs and charitable donations associated with our SurveyMonkey Audience solution. Personnel costs include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses for employees whose primary responsibilities relate to supporting our infrastructure and delivering user support. Other related costs include amortization of acquired developed technology intangible assets and allocated overhead. We plan to continue investing in additional resources to enhance the capability and reliability of our infrastructure to support user growth and increased use of our products. We expect that cost of revenue, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that cost of revenue will decrease as a percentage of revenue in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” our cost of revenue increased significantly in absolute dollars during the year ended December 31, 2018 due to the completion of our IPO.

Research and Development. Research and development expenses primarily include personnel costs, costs for third-party consultants, depreciation of equipment used in research and development activities and allocated overhead. Personnel costs for our research and development organization include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses. Our research and development efforts focus on maintaining and enhancing existing products and adding new products. Except for costs associated with the development of internal-use software, research and development costs are expensed as incurred. We expect that research and development expenses, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that research and development expenses will remain relatively constant as a percentage of revenue in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” our research and development expenses increased significantly in absolute dollars during the year ended December 31, 2018 due to the completion of our IPO.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs, costs related to brand campaigns, paid marketing, amortization of acquired trade name and customer relationship intangible assets and allocated overhead. Personnel costs for our sales and marketing organization include salaries, bonuses, sales commissions, stock-based compensation, other employee benefits and travel-related expenses. Sales commissions earned by our sales personnel, including any related payroll taxes, that are considered to be incremental and recoverable costs of obtaining a customer contract are deferred and amortized over an estimated period of benefit of generally four years. We expect that sales and marketing expenses, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and increase as a percentage of revenue in the near term. We expect that sales and marketing expenses will vary from period to period in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” our sales and marketing expenses increased significantly in absolute dollars during the year ended December 31, 2018 due to the completion of our IPO.

General and Administrative. General and administrative expenses primarily include personnel costs for legal, finance, human resources and other administrative functions, as well as certain executives. Personnel costs for our general and administrative staff include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses. In addition, general and administrative expenses include outside legal, accounting and other professional fees, non-income-based taxes and allocated overhead. We expect that general and administrative expenses, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that general and administrative expenses will decrease as a percentage of revenue in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” our general and administrative expenses increased significantly in absolute dollars during the year ended December 31, 2018 due to the completion of our IPO.

Restructuring. Restructuring expenses primarily include personnel costs, lease termination expenses and other related costs. Personnel costs related to the restructurings include severance payments, stock-based compensation and other benefits. Lease termination expenses related to the restructurings include non-cancellable lease costs from vacated facilities. See “—2017 and 2016 Restructurings” above for additional information.

Interest Expense

Interest expense consists of interest on credit facilities and financing obligations related to our corporate headquarters. We expect future interest expense to decrease resulting from the repayment of a portion of our outstanding indebtedness under our credit facilities and our adoption of ASC 842. For additional information regarding our credit facilities and financing obligations, see Notes 8 and 9, respectively, and for additional information regarding our adoption of ASC 842, see Notes 2 and 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net consists primarily of interest income, net foreign currency exchange gains (losses), gain on sale of private company investments and net realized gains and losses related to investments.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets that we have determined are not realizable on a more likely than not basis. For additional information regarding our income taxes, see Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenue	$254,324	$218,773	$207,295
Cost of revenue(1)(2)	77,982	62,679	67,755
Gross profit	176,342	156,094	139,540
Operating expenses:
Research and development(1)	106,188	53,660	37,985
Sales and marketing (1)(2)	95,783	73,511	73,970
General and administrative(1)	97,339	47,940	36,832
Restructuring(1)	3,525	1,785	25,256
Total operating expenses	302,835	176,896	174,043
Loss from operations	(126,493)	(20,802)	(34,503)
Interest expense	27,801	26,865	32,893
Other non-operating income (expense), net	(298)	7,610	(4,250)
Loss before income taxes	(154,592)	(40,057)	(71,646)
Provision for (benefit from) income taxes	148	(16,047)	4,704
Net loss	$(154,740)	$(24,010)	$(76,350)

(1)	Includes stock-based compensation, net of amounts capitalized as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cost of revenue	$8,931	$2,503	$4,114
Research and development	48,739	9,918	5,756
Sales and marketing	19,046	8,069	8,712
General and administrative	55,054	14,496	12,301
Restructuring	—	—	2,074
Stock-based compensation, net of amounts capitalized	$131,770	$34,986	$32,957

(2)	Includes amortization of acquisition intangible assets as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cost of revenue	$1,952	$2,040	$4,505
Sales and marketing	2,318	2,421	4,267
Amortization of acquisition intangible assets	$4,270	$4,461	$8,772

	Year Ended December 31,
	2018	2017	2016
Revenue	100%	100%	100%
Cost of revenue	31%	29%	33%
Gross profit	69%	71%	67%
Operating expenses:
Research and development	42%	25%	18%
Sales and marketing	38%	34%	36%
General and administrative	38%	22%	18%
Restructuring	1%	1%	12%
Total operating expenses	119%	81%	84%
Loss from operations	(50)%	(10)%	(17)%
Interest expense	11%	12%	16%
Other non-operating income (expense), net	—%	3%	(2)%
Loss before income taxes	(61)%	(18)%	(35)%
Provision for (benefit from) income taxes	—%	(7)%	2%
Net loss	(61)%	(11)%	(37)%

Comparison of the Year Ended December 31, 2018 and 2017

Revenue and cost of revenue

	Year Ended December 31,
(dollars in thousands)	2018	2017	Change	% Change
Revenue	$254,324	$218,773	$35,551	16%
Cost of revenue	77,982	62,679	15,303	24%
Gross profit	$176,342	$156,094	$20,248	13%
Gross margin	69%	71%

Revenue increased for the year ended December 31, 2018 compared to the prior year, primarily due to a 12% increase in ARPU from $362 as of December 31, 2017 to $406 as of December 31, 2018, which was largely driven by a change to our individual user plans in 2017 that offered paying users new plans with more functionality and required our users to renew their subscriptions at higher price points. The increase in revenue was also due in part to a 7% increase in the number of paying users from 606,077 as of December 31, 2017 to 646,727 as of December 31, 2018. The increase in revenue was partially offset by a $4.8 million decrease in revenue related to our having ceased offering the non-self-serve version of our SurveyMonkey Audience solution at the end of the second quarter of 2017. During the year ended December 31, 2018, we generated over 75% of our revenue from individuals and organizations that were customers in 2017, with the remainder of our revenue coming from new customers.

Cost of revenue increased for the year ended December 31, 2018 compared to the prior year, primarily due to an $11.2 million increase in personnel costs (including stock-based compensation of $6.7 million), due to headcount growth and the vesting of the Performance RSUs, which occurred upon the effectiveness of the registration statement for our IPO, a $1.0 million increase in depreciation and a $1.2 million increase in payment processing expenses due to increased sales.

As a result of the increase in our cost of revenue, our gross margin decreased for the year ended December 31, 2018 as compared to the prior year.

Research and development

	Year Ended December 31,
(dollars in thousands)	2018	2017	Change	% Change
Research and development	$106,188	$53,660	$52,528	98%

Research and development expenses increased for the year ended December 31, 2018 compared to the prior year, primarily due to a $44.4 million increase in personnel costs (including stock-based compensation of $37.6 million), due to headcount growth and the vesting of the Performance RSUs, which occurred upon the effectiveness of the registration statement for our IPO, a $1.1 million increase in depreciation, and a decrease in the software development costs that qualified for capitalization of $6.5 million.

Sales and marketing

	Year Ended December 31,
(dollars in thousands)	2018	2017	Change	% Change
Sales and marketing	$95,783	$73,511	$22,272	30%

Sales and marketing expenses increased for the year ended December 31, 2018 compared to the prior year, primarily due to a $15.6 million increase in personnel costs (including stock-based compensation of $11.0 million), due to headcount growth and the vesting of the Performance RSUs, which occurred upon the effectiveness of the registration statement for our IPO, an increase of $6.2 million in costs related to brand campaigns and paid marketing.

General and administrative

	Year Ended December 31,
(dollars in thousands)	2018	2017	Change	% Change
General and administrative	$97,339	$47,940	$49,399	103%

General and administrative expenses increased for the year ended December 31, 2018 compared to the prior year, primarily due to a $47.2 million increase in personnel costs (including stock-based compensation of $41.0 million), due to headcount growth and the vesting of the Performance RSUs which occurred upon the effectiveness of the registration statement for our IPO and a $1.7 million increase in outside legal, accounting and other professional fees related primarily to adoption of the new revenue standard, ASC 606, and preparation for becoming a public company, as well as an increase of $1.7 million in facilities costs. In addition, we incurred $3.2 million of transaction fees during the year ended December 31, 2017 related to our 2017 Credit Facility as compared to $0.9 million incurred during the year ended December 31, 2018, related to our 2018 Credit Facility.

Restructuring

	Year Ended December 31,
(dollars in thousands)	2018	2017	Change	% Change
Restructuring	$3,525	$1,785	$1,740	97%

Restructuring expenses increased for the year ended December 31, 2018 compared to the prior year, primarily due to the $2.8 million write-off of leasehold improvements related to our November 2017 Restructuring Plan.

Interest expense

	Year Ended December 31,
(dollars in thousands)	2018	2017	Change	% Change
Interest expense	$27,801	$26,865	$936	3%

Interest expense increased for the year ended December 31, 2018 compared to the prior year, primarily due to higher average interest rates. We expect future interest expense to decrease resulting from the repayment of a portion of our outstanding indebtedness under our credit facilities and our adoption of the new leasing standard, ASC 842. For additional information regarding our credit facilities and financing obligations, see Notes 8 and 9, respectively, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Other non-operating income, net

	Year Ended December 31,
(dollars in thousands)	2018	2017	Change	% Change
Other non-operating income (expense), net	$(298)	$7,610	$(7,908)	(104)%

Other non-operating income, net decreased for the year ended December 31, 2018 compared to the prior year, primarily due to a decrease of $5.6 million gain on our sale of a private company investment, an increase in foreign currency losses of $1.5 million, an increase in loss on debt refinancing of $0.8 million, partially offset by an increase in interest income of $1.1 million resulting from higher average cash balances.

Provision for income taxes

	Year Ended December 31,
(dollars in thousands)	2018	2017	Change	% Change
Provision for (benefit from) income taxes	$148	$(16,047)	$16,195	(101)%
Effective tax rate	—	40%

The provision for income taxes increased for the year ended December 31, 2018 compared to the prior year, primarily due to certain provisions in the Tax Act, including a decrease in the U.S. statutory tax rate from 35% to 21% and changes to our valuation allowance.

Comparison of the Year Ended December 31, 2017 and 2016

Revenue and cost of revenue

	Year Ended December 31,
(dollars in thousands)	2017	2016	Change	% Change
Revenue	$218,773	$207,295	$11,478	6%
Cost of revenue	62,679	67,755	(5,076)	(7)%
Gross profit	$156,094	139,540	$16,554	12%
Gross margin	71%	67%

Revenue increased for the year ended December 31, 2017 compared to the prior year primarily due to a 5% increase the number of paying users from 574,872 in 2016 to 606,077 in 2017. The increase in revenue was also due in part to a 4% increase in ARPU from $349 in 2016 to $362 in 2017, which was largely driven by a change to our individual user plans in 2017 that offered paying users new plans with more functionality and required our users to renew their subscriptions at higher price points. The increase in revenue was partially offset by a $10.5 million decrease in revenue relating to us having ceased offering our non-self-serve version of our SurveyMonkey Audience solution at the end of the second quarter of 2017. During the year ended December 31, 2017, we generated over 75% of our revenue from individuals and organizations that were customers in 2016, with the remainder of our revenue coming from new customers.

Cost of revenue decreased for the year ended December 31, 2017 compared to the prior year, primarily due to a $2.5 million decrease in amortization of developed technology due to the de-recognition of acquired intangibles, a $2.0 million decrease in external sample costs as we generally ceased offering our non-self-serve version of our SurveyMonkey Audience solution at the end of the second quarter of 2017, a $2.9 million decrease in personnel costs due to a decrease in headcount and a $1.2 million decrease in external services. These decreases were partially offset by increases of $2.2 million in the amortization of capitalized software, $0.7 million in facilities costs and $0.6 million in payment processing fees due to increased sales.

As a result of the increase in our revenue and the decrease in our cost of revenue, our gross margin increased for the year ended December 31, 2017 as compared to the prior year.

Research and development

	Year Ended December 31,
(dollars in thousands)	2017	2016	Change	% Change
Research and development	$53,660	$37,985	$15,675	41%

Research and development expenses increased for the year ended December 31, 2017 compared to the prior year primarily due to an increase of $9.7 million in personnel costs due to headcount growth, a $2.6 million decrease in the software development costs that qualified for capitalization and a $3.7 million increase in facilities costs related to the relocation of our headquarters. These increases were partially offset by acquisition-related deferred compensation becoming fully amortized in 2016.

Sales and marketing

	Year Ended December 31,
(dollars in thousands)	2017	2016	Change	% Change
Sales and marketing	$73,511	$73,970	$(459)	(1)%

Sales and marketing expenses decreased for the year ended December 31, 2017 compared to the prior year, primarily due to decreases of $5.0 million in acquisition-related expenses due to deferred compensation related to past acquisitions becoming fully amortized in 2016, $1.8 million in intangible asset amortization due to certain acquired intangible assets becoming fully amortized in 2016, $1.0 million in commissions expense related to our non-self-serve version of SurveyMonkey Audience solution, which we generally ceased offering at the end of the second quarter of 2017, and $0.6 million in stock-based compensation due to employee terminations. These decreases were offset in part by increases of $4.2 million in costs related to brand campaigns and paid marketing, $3.2 million in facilities costs related to the relocation of our headquarters and $0.6 million in consulting services.

General and administrative

	Year Ended December 31,
(dollars in thousands)	2017	2016	Change	% Change
General and administrative	$47,940	$36,832	$11,108	30%

General and administrative expenses increased for the year ended December 31, 2017 compared to the prior year, primarily due to increases of $5.8 million in personnel costs due to headcount growth, $3.2 million in third-party fees related to the refinancing of our credit facilities, $1.2 million in facilities costs as a result of the relocation of our headquarters, and $0.5 million in outside legal, accounting and other professional fees, related primarily to the adoption of ASC 606 and preparation of our IPO.

Restructuring

	Year Ended December 31,
(dollars in thousands)	2017	2016	Change	% Change
Restructuring	$1,785	$25,256	$(23,471)	(93)%

Restructuring expenses decreased for the year ended December 31, 2017 compared to the prior year, primarily due to higher costs related to the March 2016 and November 2016 restructuring plans as compared to the November 2017 restructuring plan.

Interest expense

	Year Ended December 31,
(dollars in thousands)	2017	2016	Change	% Change
Interest expense	$26,865	$32,893	$(6,028)	(18)%

In the fourth quarter of 2016, we vacated the space for our previous headquarters. Upon vacating the previous headquarters facility, we no longer incurred any finance lease obligation costs relating to the previous headquarters facility in 2017. This reduction was partially offset by an increase in finance lease obligation costs associated with our new headquarters.

Other non-operating income, net

	Year Ended December 31,
(dollars in thousands)	2017	2016	Change	% Change
Other non-operating income (expense), net	$7,610	$(4,250)	$11,860	(279)%

Other non-operating income (expense), net increased for the year ended December 31, 2017 compared to the prior year, primarily due to our sale of a private company investment which resulted in a $6.7 million gain during the year ended December 31, 2017 as well as a $2.9 million decrease in foreign currency losses and translation adjustment resulting from the liquidation of one of our international subsidiaries and an increase related to an impairment of $2.2 million for a long-term note receivable during the year ended December 31, 2016. This increase was partially offset by the recovery of $1.0 million of the same long-term note receivable during the year ended December 31, 2017.

Provision for income taxes

	Year Ended December 31,
(dollars in thousands)	2017	2016	Change	% Change
Provision for (benefit from) income taxes	$(16,047)	$4,704	$(20,751)	(441)%
Effective tax rate	40%	(7)%

The decrease in our income tax provision during the year ended December 31, 2017 as compared to the prior year was primarily due to a partial release of valuation allowance in connection with the Tax Act and the decrease in the U.S. statutory rate from 35% to 21%. The tax benefit associated with the release of the valuation allowance was partially offset by income taxes in profitable jurisdictions outside of the United States.

Quarterly Results of Operations

The following tables show a summary of our unaudited quarterly statements of operations data for each of the four quarters of the years ended December 31, 2018 and 2017. The unaudited quarterly statements of operations data set forth below have been prepared on a basis consistent with our audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the results of operations for the periods presented, in accordance with GAAP. Our historical quarterly results are not necessarily indicative of the results that may be expected in any future period and the unaudited quarterly statements of operations data should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. Percentages presented in the following tables may not sum due to rounding.

Quarterly periods in the year ended December 31, 2018

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$58,491	$62,696	$65,205	$67,932
Cost of revenue(1)(2)	18,063	17,691	23,213	19,015
Gross profit	40,428	45,005	41,992	48,917
Operating expenses:
Research and development(1)	17,940	16,292	51,765	20,191
Sales and marketing (1)(2)	17,421	19,879	34,309	24,174
General and administrative(1)	13,018	13,400	50,391	20,530
Restructuring	5	28	—	3,492
Total operating expenses	48,384	49,599	136,465	68,387
Loss from operations	(7,956)	(4,594)	(94,473)	(19,470)
Interest expense	7,094	7,591	7,496	5,620
Other non-operating income (expense), net	633	(282)	(219)	(430)
Loss before income taxes	(14,417)	(12,467)	(102,188)	(25,520)
Provision for (benefit from) income taxes	300	(4)	174	(322)
Net loss	$(14,717)	$(12,463)	$(102,362)	$(25,198)
Net loss per share, basic and diluted	$(0.15)	$(0.12)	$(0.99)	$(0.20)
Weighted-average shares used in computing basic and diluted net loss per share	101,212	101,623	103,096	125,454

(1)	Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended
(in thousands)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Cost of revenue	$658	$646	$6,472	$1,155
Research and development	3,447	2,966	37,490	4,836
Sales and marketing	768	1,147	14,496	2,635
General and administrative	3,667	3,993	40,354	7,040
Stock-based compensation, net of amounts capitalized	$8,540	$8,752	$98,812	$15,666

(2)	Includes amortization of acquisition intangible assets as follows:

	Three Months Ended
(in thousands)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Cost of revenue	$488	$488	$488	$488
Sales and marketing	604	604	565	545
Amortization of acquired intangible assets	$1,092	$1,092	$1,053	$1,033

	Three Months Ended
(% of revenue)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	100%	100%	100%	100%
Cost of revenue	31%	28%	36%	28%
Gross profit	69%	72%	64%	72%
Operating expenses:
Research and development	31%	26%	79%	30%
Sales and marketing	30%	32%	53%	36%
General and administrative	22%	21%	77%	30%
Restructuring	—%	—%	—%	5%
Total operating expenses	83%	79%	209%	101%
Loss from operations	(14)%	(7)%	(145)%	(29)%
Interest expense	12%	12%	11%	8%
Other non-operating income (expense), net	1%	—%	—%	(1)%
Loss before income taxes	(25)%	(20)%	(157)%	(38)%
Provision for (benefit from) income taxes	1%	—%	—%	—%
Net loss	(25)%	(20)%	(157)%	(37)%

Quarterly periods in the year ended December 31, 2017

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$52,934	$53,518	$55,309	$57,012
Cost of revenue(2)(3)	15,429	15,413	16,241	15,596
Gross profit	37,505	38,105	39,068	41,416
Operating expenses:
Research and development(2)	13,413	11,567	14,910	13,770
Sales and marketing (2)(3)	17,142	19,771	18,878	17,720
General and administrative(2)	10,321	13,808	11,169	12,642
Restructuring	235	(90)	2	1,638
Total operating expenses	41,111	45,056	44,959	45,770
Loss from operations	(3,606)	(6,951)	(5,891)	(4,354)
Interest expense	6,696	6,620	6,714	6,835
Other non-operating income (expense), net	7,032	144	774	(340)
Loss before income taxes	(3,270)	(13,427)	(11,831)	(11,529)
Provision for (benefit from) income taxes	1,045	1,355	1,151	(19,598)
Net (loss) income	$(4,315)	$(14,782)	$(12,982)	$8,069
Net (loss) income per share, basic and diluted	$(0.04)	$(0.15)	$(0.13)	$0.08
Weighted-average shares used in computing basic and diluted net (loss) income per share(1)	99,634	99,938	100,584	100,804

(1)	For the three months ended December 31, 2017, dilutive net income per share was calculated using 102,202 thousand weighted-average dilutive shares.

(2)	Includes stock-based compensation, net of amounts capitalized as follows:
	Three Months Ended
(in thousands)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Cost of revenue	$607	$629	$634	$633
Research and development	2,926	1,340	2,799	2,853
Sales and marketing	2,181	3,119	1,322	1,447
General and administrative	3,525	3,614	3,667	3,690
Stock-based compensation, net of amounts capitalized	$9,239	$8,702	$8,422	$8,623

(3)	Includes amortization of acquisition intangible assets as follows:
	Three Months Ended
(in thousands)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Cost of revenue	$576	$488	$488	$488
Sales and marketing	609	604	604	604
Amortization of acquired intangible assets	$1,185	$1,092	$1,092	$1,092

	Three Months Ended
(% of revenue)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	100%	100%	100%	100%
Cost of revenue	29%	29%	29%	27%
Gross profit	71%	71%	71%	73%
Operating expenses:
Research and development	25%	22%	27%	24%
Sales and marketing	32%	37%	34%	31%
General and administrative	19%	26%	20%	22%
Restructuring	—%	—%	—%	3%
Total operating expenses	78%	84%	81%	80%
Loss from operations	(7)%	(13)%	(11)%	(8)%
Interest expense	13%	12%	12%	12%
Other non-operating income (expense), net	13%	—%	1%	(1)%
Loss before income taxes	(6)%	(25)%	(21)%	(20)%
Provision for (benefit from) income taxes	2%	3%	2%	(34)%
Net (loss) income	(8)%	(28)%	(23)%	14%

Quarterly Revenue Trends

Our revenue in each of the quarters presented increased sequentially for all subsequent periods primarily due to increases in ARPU and in the number of paying users. Revenue from the first and second quarters of 2017 were negatively affected as we generally ceased offering SurveyMonkey Audience as a sales-assisted solution by the end of the second quarter of 2017. Commencing with the third quarter of 2018, revenues were positively impacted with the introduction of SurveyMonkey Teams.

Quarterly Cost of Revenue and Gross Margin Trends

Our cost of revenue fluctuated in each of the quarters presented primarily due to the timing of releases of our product updates, which caused fluctuations in the amortization of capitalized software expenses, higher personnel costs due to headcount growth, higher stock-based compensation expenses related to Performance RSUs beginning in the third quarter of 2018, and reduced external samples costs related to our SurveyMonkey Audience product as we generally ceased offering sales-assisted solutions as of the end of the second quarter of 2017, which combined with fluctuations in our revenue caused our gross margins to also fluctuate.

Quarterly Operating Expenses Trends

Our quarterly operating expenses fluctuated in the quarters presented primarily due to changes in personnel costs, the timing and cost of our product development cycles, marketing programs and the impact of our restructuring plans. Except for the three months ended September 30, 2017, total costs and expenses increased sequentially for all periods presented, primarily due to the addition of headcount in connection with the expansion of our business. In addition, commencing with the third quarter of 2018, our total operating expenses increased as a result of higher stock-based compensation expenses resulting from the vesting of Performance RSUs that vested upon the effectiveness of our IPO (see “—Significant Impacts of Stock-Based Compensation,” below for additional information).

•	Research and development expenses fluctuated in the quarters presented primarily due to the variation in our product development cycles.
•

Sales and marketing expense fluctuated in the quarters presented primarily due to the timing of our marketing campaigns. The increase in sales and marketing expense during the second quarter of 2017 included expenses related to our global brand refresh campaign.

•

General and administrative expenses fluctuated in the quarters presented primarily due to increases in personnel costs and higher accounting and other professional fees in connection with preparing to be and operating as a public company and our implementation of the new revenue standard, ASC 606.

•

During 2018, our quarterly stock-based compensation expenses included within the respective operating expense line items has increased in the third and fourth quarters due to the vesting of Performance RSUs upon the effectiveness of our IPO. During 2017, our quarterly stock-based compensation expenses included within the respective operating expense line items has generally decreased due to employee terminations.

•

In April 2017, we executed the 2017 Credit Facility and interest expense has generally increased due to higher effective interest rates on our debt. In October 2018, we executed the 2018 Credit Facility and commencing with the fourth quarter of 2018, interest expense decreased due to lower effective interest rates on our debt.

•

The variation in other non-operating income (expense), net is generally due to foreign currency gains and losses. In addition, in the three months ended March 31, 2018 and 2017, we recognized a gain on the sale of a private company investment.

Seasonality

We have historically experienced seasonality in terms of when we enter into subscription agreements with customers. We typically enter into a lower percentage of agreements with new customers, as well as renewal agreements with existing customers, during the summer months and during the holiday season in the second and fourth quarter of each year.

Liquidity and Capital Resources

As of December 31, 2018 and 2017, our principal sources of liquidity were cash and cash equivalents totaling $153.8 million and $35.3 million, respectively, all of which were bank deposits as well as cash to be received from customers and cash available under our credit facilities.

On September 28, 2018, we closed our IPO, in which we sold 17,250,000 shares of our common stock at a price to the public of $12.00 per share. Immediately subsequent to the closing of our IPO, Salesforce Ventures LLC purchased 3,333,333 shares of our common stock from us at $12.00 per share in a concurrent private placement. In the aggregate, we raised $225.3 million in net proceeds after deducting underwriters’ discounts and commissions and offering expenses. In October 2018, we entered into a Refinancing Facility Agreement, or the 2018 Credit Facility, comprising a $220.0 million term loan and $75.0 million revolving credit facility. Upon execution of the 2018 Credit Facility, we utilized a portion of our IPO proceeds to repay $101.3 million of debt outstanding under our previous credit facility. Since our inception, we have financed our operations primarily through sales of equity securities, including our recently completed IPO and concurrent private placement, and payments received from our customers and our credit facilities in the form of revolving lines of credit. We believe our existing cash and cash equivalents, our credit facilities and cash provided by sales of our products will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and amount of cash received from customers, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and the continuing market adoption of our products. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our results of operations.

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

In October 2018, we entered into the 2018 Credit Facility, comprising a $220.0 million term loan, or the Term Loan, and $75.0 million revolving credit facility. Upon execution of the 2018 Credit Facility, the term loan under the 2017 Credit Facility was substantially modified. Loans under the 2018 Credit Facility accrue interest based upon, at our option, either an alternate base interest rate, or ABR, or a Eurocurrency rate, in each case plus an applicable margin. The applicable margin for the Term Loan is 2.75% in the case of a ABR loan and 3.75% in the case of a Eurocurrency loan, and the applicable margin for the revolving loan ranges from 0.75% to 1.50% in the case of a ABR loan and 1.75% to 2.50% in the case of a Eurocurrency loan, and is based on our leverage ratio. Periodic principal payments of $550,000 are due quarterly on the Term Loans with any remaining principal amounts due on October 10, 2025. The principal amount on the revolving credit facility is due and all revolver commitments terminate on October 10, 2023.

A significant majority of our customers pay in advance for annual subscriptions, which is a substantial source of cash. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which we recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2018, we had deferred revenue of $101.5 million, a substantial majority of which we expect to record as revenue in the next 12 months, provided all other revenue recognition criteria have been met. As of December 31, 2017, we had deferred revenue of $85.1 million, of which $83.3 million was recognized into revenue in 2018 after all revenue recognition criteria had been met.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by operating activities	$45,372	$45,026	$35,842
Net cash used in investing activities	(21,034)	(32,354)	(46,903)
Net cash provided by (used in) financing activities	95,475	(614)	614
Effects of exchange rate changes on cash	(787)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$119,026	$12,058	$(10,447)

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

During the year ended December 31, 2018, cash provided by operating activities was $45.4 million, primarily due to our net loss of $154.7 million, adjusted for non-cash charges of $183.9 million and net cash inflows of $16.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment, capitalized internal-use software and intangible assets, and stock-based compensation. The primary drivers of the changes in operating assets and liabilities related to cash provided by a $16.4 million increase in deferred revenue, a $5.2 million increase in accrued compensation and a $3.6 million increase in accounts payable and accrued liabilities, partially offset by cash used for prepaid expenses and other assets of $5.6 million, as well as an increase in accounts receivable of $2.0 million and a decrease of $1.4 million in accrued interest on financing lease obligation.

During the year ended December 31, 2017, cash provided by operating activities was $45.0 million, primarily due to our net loss of $24.0 million, adjusted for non-cash charges of $54.0 million and net cash inflows of $15.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment, capitalized internal-use software and intangible assets, stock-based compensation and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by an $8.6 million increase in deferred revenue, as well as increases in accrued interest on financing lease obligation of $4.6 million and in accrued compensation of $2.3 million, partially offset by cash used for accounts payable and accrued liabilities of $2.1 million. Additionally, the change in operating assets and liabilities was due to an increase of $1.5 million in accounts receivable and prepaid expenses and other assets.

During the year ended December 31, 2016, cash provided by operating activities was $35.8 million, primarily due to our net loss of $76.4 million, adjusted for non-cash charges of $94.7 million and net cash inflows of $17.5 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment, capitalized internal-use software and intangible assets, stock-based compensation, impairment of goodwill and intangible assets, deferred income tax and amortization of debt discount and issuance costs. The primary drivers of the changes in operating assets and liabilities related to an $8.7 million increase in accounts payable and accrued liabilities, a $6.9 million increase in accrued interest on financing lease obligation and a $4.6 million increase in deferred revenue, partially offset by a $3.5 million decrease in prepaid expenses and other assets. Additionally, the change in operating assets and liabilities was due to an increase of $0.8 million in accrued compensation.

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

Net cash used in investing activities during the year ended December 31, 2018 of $21.0 million was primarily attributable to purchases of property and equipment of $10.0 million to support additional office space and headcount, and the capitalization of internal-use software costs of $12.0 million associated with the development of additional features and functionality of our platform, which was partially offset by proceeds from the sales of investment in privately held companies and other property of $1.0 million.

Net cash used in investing activities during the year ended December 31, 2017 of $32.4 million was primarily attributable to purchases of property and equipment of $32.5 million to support additional office space and headcount, and the capitalization of internal-use software costs of $15.3 million associated with the development of additional features and functionality of our platform, which was partially offset by proceeds from the sales of investment in privately held companies and other property of $15.5 million.

Net cash used in investing activities during the year ended December 31, 2016 of $46.9 million was primarily attributable to purchases of property and equipment of $30.4 million to support additional office space and headcount, and the capitalization of internal-use software costs of $15.8 million associated with the development of additional features and functionality of our platform.

Cash Flows from Financing Activities

Cash provided by financing activities during the year ended December 31, 2018 of $95.5 million was primarily attributable to aggregate net proceeds from the completion of our IPO of $232.5 million and proceeds from the exercise of stock options of $0.5 million, offset by $7.2 million in payments related to deferred offering costs, cash paid of $25.8 million for the satisfaction of tax withholding obligations for the release of RSUs, principal payments on our credit facilities of $104.1 million and payment of debt issuance costs of $0.5 million.

Cash used in financing activities during the year ended December 31, 2017 of $0.6 million was primarily the result of cash paid of $6.9 million for the satisfaction of tax withholding obligations for the release of RSUs, net cash paid of $2.1 million related to the refinancing of our credit facilities, partially offset by cash proceeds of $8.4 million for tenant improvement reimbursements under our financing lease.

Cash provided by financing activities during the year ended December 31, 2016 of $0.6 million was primarily due to cash proceeds of $21.9 million net of repayments related to the refinancing of our credit facilities, $5.5 million of tenant improvement reimbursements under our financing lease and $0.2 million from stock option exercises, partially offset by cash paid of $11.9 million for the satisfaction of certain tax withholding obligations for the release of RSUs and $15.1 million related to our acquisition of TechValidate (as such consideration was contingent and payment was not made soon after the acquisition date).

Contractual Obligations

Our principal commitments consist of obligations under our credit facilities leases for office space. As of December 31, 2018, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Credit facilities(1)	$219,450	$2,200	$2,200	$2,200	$2,200	$2,200	$208,450
Interest payments on credit facilities(1)	89,019	13,521	13,422	13,249	13,113	12,977	22,737
Facility leases(2)	133,226	13,793	13,435	12,217	12,284	12,716	68,781
Total contractual obligations	$441,695	$29,514	$29,057	$27,666	$27,597	$27,893	$299,968

(1)

Represents the principal balances and related interest payments to be paid in connection with our 2018 Credit Facility. Interest payments on our 2018 Credit Facility are based upon the applicable interest rates as of December 31, 2018 and are subject to change in future periods. For additional information regarding our credit facilities, see Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(2)

Primarily represents financing obligation payments on corporate headquarters as well and lease payments on our other facilities. The amounts above exclude expected sublease payments to be received of approximately $12.5 million. Additionally, we have approximately $0.9 million in facility obligations, net of estimated sublease income, for certain vacated locations in accrued restructuring on our consolidated balance sheets at December 31, 2018. For additional information regarding our facility lease obligations, see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

In addition to commitments above, we have open non-cancellable purchase orders for the procurement of goods and services in the ordinary course of business totaling $15.7 million to be received through 2021.

Significant Impacts of Stock-Based Compensation

In the second quarter of 2015, we began granting Performance RSUs that vest upon the satisfaction of both a service condition and a performance vesting condition, which performance vesting condition occurred upon the effectiveness of the registration statement for our IPO on September 25, 2018. As a result, we recognized the cumulative amount of unrecognized stock-based compensation expense of $89.9 million for services already rendered using the accelerated attribution method. As a result, our stock-based compensation expense for the year ended December 31, 2018 was significantly higher relative to any prior reporting period when such expense was not recognized. As of December 31, 2018, the remaining unamortized stock-based compensation related to Performance RSUs was $27.6 million, which we expect to recognize on an accelerated basis over the remaining weighted-average requisite service periods of 1.5 years. See Notes 1, 2 and 7 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our stock-based compensation accounting policy and information about our equity incentive plans.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Segment Information

We operate as a single operating segment. Our chief operating decision maker, or CODM, is our Chief Executive Officer, who reviews our operating results on a consolidated basis in order to make decisions about allocating resources and assessing performance for the entire company. Our CODM uses one measure of profitability and does not segment our business for internal reporting.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. In the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASC 606. ASC 606, as modified through other ASUs issued subsequent to ASU 2014-09, supersedes all existing revenue recognition requirements and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer.

On January 1, 2018, we adopted the requirements of ASC 606 using the full retrospective transition method. The primary impact of adopting ASC 606 relates to the deferral of incremental sales commissions incurred to obtain subscription contracts. Prior to the adoption of ASC 606, such costs were expensed as incurred. We amortize these costs on a straight-line basis over an estimated period of benefit, determined to be four years.

Revenue Recognition

We generate substantially all of our revenue from the sale of subscriptions to our survey software products including subscriptions to our purpose-built solutions. The revenue we generate from one purpose-built solution that is delivered and recognized at a point in time is not significant. We normally sell each of these products in separate contracts to our customers and each product, including purpose-built solutions, is distinct. Our policy is to exclude sales and other indirect taxes when measuring the transaction price of our subscription agreements. We account for revenue contracts with customers through the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, we satisfy a performance obligation.

For subscription products, we provide customers the option of monthly, annual or multi-year contractual terms. In general, our customers elect contractual terms of one year or less. Subscription revenue is recognized on a daily basis ratably over the related subscription term. Access to our subscription product is an obligation representing a series of distinct services (and which comprise a single performance obligation) that we provide to our end customer over the subscription term. We recognize the majority of our revenue ratably because the customer benefits from access to our products throughout the subscription term.

We generally invoice our customers at the beginning of the term on a monthly or annual basis. Our contracts are generally non-cancellable and do not contain refund-type provisions. Our contracts do not contain a significant amount of variable consideration as the price of our subscription offerings are generally fixed at contract inception. Based on the invoicing structure and related subscription term, we determined our contracts do not contain a financing component. We applied the practical expedient in ASC 606 and did not evaluate contracts of one year or less for the existence of a significant financing component. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

We record contract liabilities to deferred revenue when cash payments are received or due. Deferred revenue consists of the unearned portion of customer billings.

Deferred Commissions

Certain commissions earned by our salesforce are considered to be incremental and recoverable costs of obtaining a contract with a customer. Such costs are deferred and amortized on a straight-line basis over their estimated period of benefit of generally four years. We estimated the period of benefit by considering factors such as historical customer attrition rates, the useful life of our technology and the impact of competition in our industry. There was no impairment loss in relation to the deferred costs for any period presented.

Stock-Based Compensation

We recognize stock-based compensation expense for all share-based payments to employees based on their estimated grant-date fair values determined in accordance with the provisions of ASC 718, Compensation-Stock Compensation. For time-based equity awards, stock-based compensation expense is recognized on a straight-line basis over the award’s requisite service period, which is generally four years for new hires and generally three years for subsequent grants to existing employees. For shares issuable under our employee stock purchase plan, or ESPP, stock-based compensation expense is recognized on a straight-line basis over the award’s requisite service period, which is the offering period. We recognize the fair value of our performance-based restricted stock units (which contain both a service condition and a Performance Vesting Condition) using the accelerated attribution method. We account for excess tax benefits from stock-based compensation expense in earnings, which are substantially offset by a valuation allowance. We also made a policy election to account for forfeitures as they occur.

We estimate the fair values of its stock options and shares issuable under our ESPP using the Black-Scholes-Merton option-pricing model for stock options granted at-the-money and Lattice-Binomial option valuation model for out-of-the-money stock option grants. We estimate fair value of our restricted stock units and restricted stock awards based on the fair value of the underlying common stock.

Determining the grant date fair value of stock options using the aforementioned valuation models requires management to make assumptions and judgments. If any of the assumptions used in the valuation models change significantly, stock-based compensation expense for future awards may differ materially compared with the awards granted previously. The assumptions and estimates are as follows:

•

Expected Term: As we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, we determine the expected term based on the average period the stock options are expected to remain outstanding, generally calculated as the midpoint of the stock options vesting term and contractual expiration period for awards granted at-the-money. For awards granted out-of-the-money, the expected term was adjusted to also consider the estimated period for those options to become in-the-money.

•

Expected Volatility: As we do not have sufficient trading history of our common stock, stock price volatility is estimated at the applicable grant date by taking the weighted-average historical volatility of a group of comparable publicly-traded companies over a period equal to the expected life of the options.

•

Expected Dividend Rate: We have not paid and do not anticipate paying cash dividends on our shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

•

Risk-Free Interest Rate: We determined the risk-free interest rate by using a weighted average assumption equivalent to the expected term based on the U.S. Treasury constant maturity rate as of the date of grant.

Additionally, due to the absence of an active market for our common stock prior to our IPO, we obtained third-party valuations (prepared contemporaneously in connection with grants of share-based payments) to estimate the fair value of our common stock for purposes of measuring stock-based compensation expense to be recognized. The third-party valuations are prepared using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants, or AICPA, Accounting & Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Additional factors considered in preparing the third-party valuations are as follows:

•	market multiples of comparable public companies in our industry as indicated by their market capitalization and guideline merger and acquisition transactions;
•	our performance and market position relative to our competitors, who may change from time to time;
•	our historical financial results and estimated trends and prospects for our future performance;
•	the economic and competitive environment;
•	the likelihood and timeline of achieving a liquidity event, such as an IPO or sale of us, given prevailing market conditions;
•	any adjustments necessary to recognize a lack of marketability for our common stock; and
•	precedent sales of or offers to purchase our capital stock.

Changes in the input assumptions outlined above can affect the fair value estimates used to measure stock-based compensation expense to be recognized.

In valuing our common stock, our board of directors determined the equity value of our company using both the income and market approaches. The income approach estimates value based on the future cash flows that a business expects to generate. These future cash flows are discounted to their present values using a rate of return appropriate for the risk of achieving the business’ projected cash flows. The present value of the estimated cash flows is then added to the present value of the residual value (if any) of the business at the end of the projected period to calculate the business enterprise value. The market approach estimates value based on a comparison of our company to comparable public companies or comparable transactions of companies in a similar line of business. A representative market multiple is determined based on the comparable public companies or transactions and then applied to our financial results to estimate the business enterprise value.

Prior to May 2018, the equity valuation was based on both the income and market approaches. For options granted starting in May 2018, we have used a probability weighted expected return method, or PWERM, to determine the fair value of our common stock. Under the PWERM, the value of equity securities are estimated based upon an analysis of future values for the enterprise, assuming various outcomes. Our approaches included the use of IPO scenarios and a scenario assuming continued operation as a private entity with a future exit.

Application of these approaches involves the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies, comparable transactions and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

For valuations subsequent to our IPO, our board of directors determines the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of the grant, for which there are no estimates or judgements.

Restricted Stock Units and Restricted Stock Awards

The fair value of the restricted stock units (including those that are performance-based) and restricted stock awards was determined based on the fair value of our common stock on the grant date.

Beginning in the second quarter of 2015, we granted RSUs that generally vest upon the satisfaction of both a service-based vesting condition and the Performance Vesting Condition, and compensation expense is recognized using the accelerated attribution method. The service-based vesting condition for these awards is generally satisfied over four years. The Performance Vesting Condition occurs on the earlier of (i) a public offering pursuant to a registration statement under the Securities Act on an active trading market or, for certain RSUs, the expiration of the lock-up period associated with such public offering and (ii) an acquisition or change in control of us or, for certain RSUs, an acquisition or change in control of us where the consideration paid for our stock is cash, publicly traded equity securities or a combination of both. The performance vesting condition occurred upon the effectiveness of the registration statement for our IPO on September 25, 2018. As a result, we recognized the cumulative amount of unrecognized stock-based compensation expense of $89.9 million for services already rendered using the accelerated attribution method. As of December 31, 2018, the remaining unamortized stock-based compensation related to Performance RSUs was $27.6 million, which we expect to recognize on an accelerated basis over the remaining weighted-average requisite service periods of 1.5 years.

Business Combination

When we acquire a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to non-operating income (expense) in the consolidated statement of operations.

Impairment of Goodwill and Acquired Intangible Assets

Goodwill is not amortized but rather tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the carrying value of goodwill exceeds our implied fair value. Goodwill is evaluated for impairment annually on November 1, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows.

Acquisition intangible assets consist primarily of technology, customer relationships and trade names. Purchased intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives following the pattern in which the economic benefits of the assets will be consumed, generally straight-line. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of amortizable long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that acquisition intangible assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the amortizable long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows do not exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value.

We did not recognize any impairment of goodwill or intangible assets during each of the years ended December 31, 2018, 2017 and 2016.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During the years ended December 31, 2018, 2017 and 2016, we did not have any material amount of derivative financial instruments. A hypothetical 10% change in foreign currency exchange rates for the years ended December 31, 2018, 2017 and 2016 applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

As of December 31, 2018 and 2017, we had cash and cash equivalents of $153.8 million and $35.3 million, respectively, which consisted primarily of bank deposits. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. For the years ended December 31, 2018, 2017 and 2016, a hypothetical 10% change in interest rates would have not had a material impact on our financial statements.

As of December 31, 2018 and 2017, we had borrowings under our credit facilities comprising $219.5 million and $323.5 million aggregate principal value, respectively. Loans under the 2018 Credit Facility accrue interest based upon, at our option, either at an alternate base interest rate, or ABR, or a Eurocurrency rate, in each case plus an applicable margin. As of December 31, 2018, a 100 basis point increase in LIBOR would result in an increase in interest payments on our debt of $3.4 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SVMK Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SVMK Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

San Francisco, California

February 26, 2019

SVMK INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$153,807	$35,345
Accounts receivable, net of allowance of $115 and $50	7,336	5,429
Deferred commissions, current	1,981	1,225
Prepaid expenses and other current assets	7,081	5,056
Total current assets	170,205	47,055
Property and equipment, net	117,718	131,331
Capitalized internal-use software, net	33,280	41,493
Acquisition intangible assets, net	9,324	13,594
Goodwill, net	336,861	336,861
Deferred commissions, non-current	3,317	2,006
Other assets	8,643	5,749
Total assets	$679,348	$578,089
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,804	$3,380
Accrued expenses and other current liabilities	9,692	10,173
Accrued compensation	20,070	14,910
Deferred revenue	101,236	84,818
Debt, current	1,900	2,032
Total current liabilities	135,702	115,313
Deferred tax liabilities	4,246	4,168
Debt, non-current	215,515	316,289
Financing obligation on leased facility	92,009	93,385
Other non-current liabilities	12,493	8,891
Total liabilities	459,965	538,046
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock ($0.00001 par value; 100,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.00001 par value; 800,000 shares authorized; 125,818 and 101,383 shares issued and outstanding)	1	1
Additional paid-in capital	551,937	217,594
Accumulated other comprehensive income (loss)	(287)	19
Accumulated deficit	(332,268)	(177,571)
Total stockholders’ equity	219,383	40,043
Total liabilities and stockholders’ equity	$679,348	$578,089

See accompanying Notes to Consolidated Financial Statements.

SVMK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Revenue	$254,324	$218,773	$207,295
Cost of revenue(1)(2)	77,982	62,679	67,755
Gross profit	176,342	156,094	139,540
Operating expenses:
Research and development(1)	106,188	53,660	37,985
Sales and marketing (1)(2)	95,783	73,511	73,970
General and administrative(1)	97,339	47,940	36,832
Restructuring(1)	3,525	1,785	25,256
Total operating expenses	302,835	176,896	174,043
Loss from operations	(126,493)	(20,802)	(34,503)
Interest expense	27,801	26,865	32,893
Other non-operating income (expense), net	(298)	7,610	(4,250)
Loss before income taxes	(154,592)	(40,057)	(71,646)
Provision for (benefit from) income taxes	148	(16,047)	4,704
Net loss	$(154,740)	$(24,010)	$(76,350)
Net loss per share, basic and diluted	$(1.43)	$(0.24)	$(0.77)
Weighted-average shares used in computing basic and diluted net loss per share	107,900	100,244	98,539

(1)	Includes stock-based compensation, net of amounts capitalized as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cost of revenue	$8,931	$2,503	$4,114
Research and development	48,739	9,918	5,756
Sales and marketing	19,046	8,069	8,712
General and administrative	55,054	14,496	12,301
Restructuring	—	—	2,074
Stock-based compensation, net of amounts capitalized	$131,770	$34,986	$32,957

(2)	Includes amortization of acquisition intangible assets as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cost of revenue	$1,952	$2,040	$4,505
Sales and marketing	2,318	2,421	4,267
Amortization of acquisition intangible assets	$4,270	$4,461	$8,772

See accompanying Notes to Consolidated Financial Statements.

SVMK INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net loss	$(154,740)	$(24,010)	$(76,350)
Other comprehensive income (loss):
Foreign currency translation gains (losses)(1)	(306)	(68)	87
Currency translation adjustment upon subsidiary liquidation(1)	—	—	1,397
Total other comprehensive income (loss)(1)	(306)	(68)	1,484
Total comprehensive loss	$(155,046)	$(24,078)	$(74,866)

(1)	Net of tax effect which was not material.

See accompanying Notes to Consolidated Financial Statements.

SVMK INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2015	98,874	$1	$159,180	$(1,397)	$(78,598)	$79,186
Cumulative-effect adjustment upon adoption of ASC 606	—	—	—	—	1,387	1,387
Common stock issued upon stock option exercise	46	—	201	—	—	201
Common stock issued upon vesting of restricted stock units, net of tax withholding	1,566	—	(11,934)	—	—	(11,934)
Stock-based compensation expense	—	—	39,047	—	—	39,047
Comprehensive income	—	—	—	1,484	—	1,484
Net loss	—	—	—	—	(76,350)	(76,350)
December 31, 2016	100,486	1	186,494	87	(153,561)	33,021
Common stock issued upon stock option exercise	35	—	153	—	—	153
Common stock issued upon vesting of restricted stock units, net of tax withholding	879	—	(6,934)	—	—	(6,934)
Repurchase of common stock	(12)	—	(144)	—	—	(144)
Forfeiture of restricted stock awards	(5)	—	(80)	—	—	(80)
Stock-based compensation expense	—	—	38,105	—	—	38,105
Comprehensive loss	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	(24,010)	(24,010)
December 31, 2017	101,383	1	217,594	19	(177,571)	40,043
Cumulative-effect adjustment upon adoption of ASU 2017-09	—	—	(43)	—	43	—
Issuance of common stock in connection with initial public offering and concurrent private placement, net of underwriting discounts and issuance costs	20,583	—	225,336	—	—	225,336
Common stock issued upon stock option exercise	82	—	494	—	—	494
Common stock issued upon vesting of restricted stock units, net of tax withholding	3,771	—	(25,807)	—	—	(25,807)
Repurchase of common stock	(1)	—	(16)	—	—	(16)
Stock-based compensation expense	—	—	134,379	—	—	134,379
Comprehensive loss	—	—	—	(306)	—	(306)
Net loss	—	—	—	—	(154,740)	(154,740)
December 31, 2018	125,818	$1	$551,937	$(287)	$(332,268)	$219,383

See accompanying Notes to Consolidated Financial Statements.

SVMK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities
Net loss	$(154,740)	$(24,010)	$(76,350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,166	42,391	36,698
Stock-based compensation expense, net of amounts capitalized	131,770	34,986	32,957
Amortization of debt discount and issuance costs	902	876	1,879
Deferred income taxes	(508)	(16,848)	4,420
Loss on debt extinguishment	941	194	—
Gain on sale of a private company investment	(999)	(6,750)	—
Impairment of property and equipment	2,821	—	—
Derecognition of goodwill and intangible assets	—	—	15,895
Other	1,798	(829)	2,870
Changes in assets and liabilities:
Accounts receivable	(1,958)	675	27
Prepaid expenses and other assets	(5,565)	867	(3,508)
Accounts payable and accrued liabilities	3,564	(2,061)	8,682
Accrued interest on financing lease obligation, net of payments	(1,376)	4,580	6,924
Accrued compensation	5,203	2,327	783
Deferred revenue	16,353	8,628	4,565
Net cash provided by operating activities	45,372	45,026	35,842
Cash flows from investing activities
Purchases of property and equipment	(9,981)	(32,488)	(30,419)
Capitalized internal-use software	(12,052)	(15,319)	(15,834)
Proceeds from sale of a private company investment and other	999	15,453	(650)
Net cash used in investing activities	(21,034)	(32,354)	(46,903)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriters' discounts and concurrent private placement	232,509	—	—
Payments of deferred offering costs	(7,173)	—	—
Proceeds from stock option exercises	494	153	201
Employee payroll taxes paid for net share settlement of restricted stock units	(25,807)	(6,934)	(11,934)
Payments to repurchase common stock	(16)	(144)	—
Payment of deferred acquisition purchase consideration	—	—	(15,079)
Proceeds from term and revolving debt issuance	—	298,500	25,000
Repayment of debt	(104,050)	(298,883)	(3,090)
Payment of debt issuance costs and other	(482)	(1,666)	—
Proceeds from tenant improvement allowances under lease financing obligation	—	8,360	5,516
Net cash provided by (used in) financing activities	95,475	(614)	614
Effect of exchange rate changes on cash	(787)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	119,026	12,058	(10,447)
Cash, cash equivalents and restricted cash at beginning of period	35,345	23,287	33,734
Cash, cash equivalents and restricted cash at end of period	$154,371	$35,345	$23,287
Supplemental cash flow data:
Interest paid for term debt	$20,466	$19,864	$19,828
Interest paid for financing obligation on leased facility	$8,152	$2,038	$6,908
Income taxes paid	$535	$547	$1,419
Non-cash investing and financing transactions:
Stock compensation included in capitalized software costs	$2,609	$3,119	$5,867
Accrued unpaid capital expenditures	$322	$1,214	$9,343
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$153,807	$35,345	$23,287
Restricted cash (included in other assets)	564	—	—
Total cash, cash equivalents and restricted cash at end of period	$154,371	$35,345	$23,287

See accompanying Notes to Consolidated Financial Statements.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the results of operations of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain other prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.

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

Additionally, upon effectiveness of the registration statement for the Company's IPO, 2,574,499 net shares of Performance RSUs (as defined below) were released for awards where both a service condition and Performance Vesting Condition (as defined below) were met, and the Company recognized $89.9 million of stock-based compensation expense on an accelerated amortization method (see Notes 2 and 7 below for further discussion) and $21.4 million in payroll tax withholding obligations. The Company utilized a portion of its IPO proceeds to satisfy the payroll tax withholding obligations in the third quarter of 2018.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods covered by the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company bases its

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimates on historical experience and on various other assumptions that it believes to be reasonable. The Company’s most significant estimates and judgments involve valuation of the Company’s stock-based awards, including the determination of fair value of common stock prior to the completion of its IPO, valuation of deferred income tax assets, estimating the period of benefit for deferred commissions, valuation of acquired goodwill and intangibles from acquisitions, tax contingencies and legal contingencies.

Segment Information

The Company operates as a single operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews the Company’s operating results on a consolidated basis in order to make decisions about allocating resources and assessing performance for the entire company. The CODM uses one measure of profitability and does not segment the Company’s business for internal reporting. See Note 11 for additional information regarding the Company’s revenue and long-lived assets by geographic area.

Related Party Transactions

Certain members of the Company’s Board of Directors (“Board”) serve as board members, are executive officers of and/or (in some cases) are investors in companies that are customers and/or vendors of the Company. The Company recognized revenue from sales of its products to a substantial stockholder of $1.7 million, $2.1 million and $1.8 million during the years ended December 31, 2018, 2017 and 2016, respectively. Sales to a substantial stockholder represented less than 1.0% of the Company’s total revenue in each of the periods presented.  The Company incurred related party expenses of $1.5 million, $0.8 million and $1.0 million during the years ended December 31, 2018, 2017 and 2016, respectively.

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

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognized into revenue $83.3 million, $76.4 million and $72.0 million during the years ended December 31, 2018, 2017 and 2016, respectively, that was included in the deferred revenue balances at the beginning of each respective period.

As of December 31, 2018, future estimated revenue related to performance obligations that are unsatisfied or partially unsatisfied at the end the reporting period was $111.0 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Deferred Commissions

Certain commissions earned by the Company’s salesforce are considered to be incremental and recoverable costs of obtaining a contract with a customer. Such costs are deferred and amortized on a straight-line basis over their estimated period of benefit which is generally estimated as four years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortization of deferred commissions, included in sales and marketing expense line within the statements of operations was $1.6 million, $1.0 million and $0.5 million during the years ended December 31, 2018, 2017 and 2016 respectively. There was no impairment loss in relation to the deferred commissions for any period presented.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for all share-based payments to employees based on the grant-date fair value of the Company’s common stock estimated in accordance with the provisions of Accounting Standards Codification (“ASC”) 718, Compensation‑Stock Compensation. For time-based equity awards, stock-based compensation expense is recognized on a straight-line basis over the award’s requisite service period, which is generally four years for new hires and generally three years for subsequent grants to existing employees. For shares issuable under the Company’s employee stock purchase plan (“ESPP”), stock-based compensation expense is recognized on a straight-line basis over the award’s requisite service period, which is an offering period. The Company recognizes excess tax benefits from stock-based compensation expense in earnings, which are substantially offset by a valuation allowance. The Company made a policy election to account for forfeitures as they occur. The Company determines the fair value of equity awards as follows:

Stock Options and ESPP: The Company estimates the fair values of its stock options and shares issuable under the ESPP using the Black-Scholes-Merton option-pricing model for stock options granted at-the-money and ESPP shares issuable and Lattice-Binomial option valuation model for out-of-the-money stock option grants. The aforementioned valuation models require the input of key assumptions which are as follows:

•

Expected Term: As the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the Company determines the expected term based on the average period the stock options or ESPP are expected to remain outstanding. For awards granted at-the-money, the expected term is generally calculated as the midpoint of the stock options vesting term and contractual expiration. For awards granted out-of-the-money, the expected term was the midpoint of the stock options vesting term and contractual expiration adjusted to also consider the estimated period for those options to become in-the-money. For ESPP, the expected term is the applicable purchase periods within an offering period.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For valuations subsequent to the Company’s IPO, its board of directors will determine the fair value of each share of underlying common stock based on the closing price of the Company’s common stock as reported on the date of the grant.

Restricted Stock Units and Restricted Stock Awards: The fair value of the restricted stock units (including those that are performance-based) and restricted stock awards was determined based on the fair value of the Company’s common stock on the grant date.

Beginning in the second quarter of 2015, the Company granted performance-based restricted stock units (“Performance RSUs”) that vest upon the satisfaction of both a service condition and a Performance Vesting Condition. The Performance Vesting Condition occurred upon the effectiveness of the registration statement for the Company's IPO, which was September 25, 2018. As a result, the Company recognized the cumulative amount of unrecognized stock-based compensation expense of $89.9 million for services already rendered using the accelerated attribution method. As of December 31, 2018, the remaining unamortized stock-based compensation related to these awards was $27.6 million, which the Company expects to recognize on an accelerated basis over the remaining weighted-average requisite service periods of 1.5 years (see Note 7 for additional discussion).

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations

When the Company acquires a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require the Company to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to non-operating income (expense) in the consolidated statement of operations.

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

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of depreciable or amortizable long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows do not exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. The Company did not recognize any impairment of long-lived assets during the year ended December 31, 2017. As further discussed in Note 13 below, during the year ended December 31, 2018, the Company impaired $2.8 million of leasehold improvements. As further discussed in Notes 6 and 13 below, during the year ended December 31, 2016, the Company derecognized $3.7 million of intangible assets. The Company believes that the carrying values of long-lived assets as of December 31, 2018 are recoverable.

Goodwill is not amortized but rather tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the carrying value of goodwill exceeds the implied fair value of the Company. The Company did not recognize any impairment of goodwill during each of the years ended December 31, 2018 and 2017. As further discussed in Notes 6 and 13 below, during the year ended December 31, 2016, the Company derecognized $12.2 million of goodwill.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2016, the Company substantially liquidated certain foreign subsidiaries and, in accordance with ASC 830, Foreign Currency Matters, derecognized the cumulative translation adjustment of $1.4 million in accumulated other comprehensive income (loss). As a result, the Company recognized a realized loss of $1.4 million within other non-operating income (expense) in the consolidated statement of operations.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in banks, primarily in checking accounts and such amounts may at times exceed the federally insured limits. Cash equivalents consist of short-term money market funds (for which the Company had none in any of the periods presented), which are managed by reputable financial institutions. For purposes of its customer concentration disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. No single customer accounted for more than 10% of revenue during each of the years ended December 31, 2018, 2017 and 2016. No customers accounted for more than 10% of accounts receivable, net as of December 31, 2018 and 2017, respectively.

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

Private Company Investments

As noted below under “Accounting Pronouncements Recently Adopted”, on January 1, 2018, the Company adopted ASU 2016-01 as of January 1, 2018 and accounts for private company investments, without readily determinable fair values, either under the equity or cost method. Investments through which the Company exercises significant influence but does not have control over the investee are accounted for under the equity method. Investments through which the Company is not able to exercise significant influence over the investee are measured and accounted for using an alternative measurement basis of a) the carrying value of a security at cost, b) less any impairment and c) plus or minus any qualifying observable price changes (with a same or similar security from the same issuer). These securities were previously accounted for using the cost method of accounting, measured at cost less other-than-temporary impairment. If an observable price change or impairment is recognized on the

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s private company investments, such investments would then be classified as a Level 3 financial instrument within the fair value hierarchy based on the nature of the fair value inputs. The Company classifies private company investments as other assets on the consolidated balance sheets as those investments do not have stated contractual maturity dates. Any adjustments to the carrying value are recognized in other non-operating income (expense), net in the consolidated statement of operations. As of December 31, 2018 and 2017, respectively, the carrying value of the Company’s private company investment at cost was $3.6 million. There were no impairments or observable price changes for the Company’s private company investment during the year ended December 31, 2018.

Impairment of Investments

The Company periodically reviews its investments for impairment. If the Company concludes that any of these investments are impaired, the Company determines whether such impairment is other-than-temporary. Factors considered to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period and the Company’s intent to sell. For debt securities, the Company also considers whether (1) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and (2) the amortized cost basis cannot be recovered as a result of credit losses. If the investment is considered to be other-than-temporarily impaired, the Company will record the investment at fair value by recognizing an impairment within other non-operating income (expense) in the consolidated statement of operations and establishing a new carrying value for the investment.

Derivative Financial Instruments

From time to time, the Company may use derivative financial instruments consisting of interest rate swaps to manage cash flow exposure under its credit facilities and accounts for such derivative financial instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities. The Company recognizes its derivative financial instruments as an asset or liability in the consolidated balance sheets at fair value, if material. The Company did not have any material amount of derivative financial instruments during each of the years ended December 31, 2018, 2017 and 2016, respectively.

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

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lease Accounting

Except for the Company’s San Mateo building lease which is accounted for as a build-to-suit lease, the Company leases facilities, datacenters, and equipment which are accounted for as operating leases (as further described in Note 8). Rent escalations and concession provisions are considered in determining the total estimated rent expense to be incurred and which is recognized over the lease term on a straight-line basis. The Company records the difference between the rent paid and the straight-line rent as a deferred rent liability in the accompanying consolidated balance sheets. As of December 31, 2018, the deferred rent balance was $7.5 million ($0.3 million included in accrued expenses and other current liabilities and $7.2 million in other non-current liabilities). As of December 31, 2017, the deferred rent balance was $4.8 million ($0.2 million included in accrued expenses and other current liabilities and $4.6 million in other non-current liabilities).

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

Liability for Sabbatical Leave

The Company provides a sabbatical leave program to its employees whereby the Company’s full-time employees are eligible for four weeks of paid time-off after four years of continuous service. The Company accounts for sabbatical leaves in accordance with ASC 710, Compensated Absences. As of December 31, 2018, the accrued balance was $4.4 million ($2.3 million included in accrued compensation and $2.1 million in other non-current liabilities). As of December 31, 2017, the accrued balance was $3.6 million ($1.7 million included in accrued compensation and $1.9 million in other non-current liabilities).

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising and Promotion Costs

Expenses related to advertising, marketing and promotion of the Company’s product offerings are expensed as incurred. These costs mainly consist of search engine marketing related costs. The Company incurred $24.0 million, $17.6 million and $13.6 million during the years ended December 31, 2018, 2017 and 2016, respectively, which are included in sales and marketing expenses in the consolidated statements of operations.

Cost of Revenue

Cost of revenue consists primarily of expenses associated with the delivery and distribution of the Company’s platform for users of the Company’s online survey platform. Cost of revenue generally consist of infrastructure costs, personnel costs and other related costs. Infrastructure costs generally include expenses related to the operation of the Company’s data centers, such as data center equipment depreciation and facility costs (such as co-location rentals), website hosting costs, credit card processing fees, amortization of capitalized software, charity donations and external sample costs. Personnel costs include salaries and bonuses, stock-based compensation expense, other employee benefits and travel-related expenses for employees whose primary responsibilities relate to supporting the Company’s infrastructure and delivering user support. Other related costs include amortization of acquired developed technology intangible assets and allocated overhead.

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

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Non-Operating Income (Expense)

Other non-operating income (expense), net consists primarily of interest income, net foreign currency exchange gains (losses), gain on sale of private company investments, net realized gains and losses related to investments, and other. The components of other non-operating income (expense) recognized in the consolidated financial statements is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Interest Income	$1,161	$59	$20
Foreign currency gains (losses), net	(1,460)	85	(1,395)
Currency translation adjustment upon subsidiary liquidation	—	—	(1,397)
Gain on sale of a private company investment	999	6,750	—
Loss on debt modification / extinguishment	(941)	(194)	—
Other income (expense), net	(57)	910	(1,478)
Other non-operating income (expense), net	$(298)	$7,610	$(4,250)

As of December 31, 2016, the Company had a private company investment of approximately $5.0 million accounted for using the cost method of accounting, which it sold in January 2017 for cash consideration of $11.7 million and recognized a gain of $6.7 million during the year ended December 31, 2017. Additionally, the Company is entitled to contingent consideration to be received over three years following the close of the transaction, subject to the private company meeting certain employee retention and financial targets. Subsequent earn-out amounts collected will be recorded as a gain when cash is received. In February 2018, the Company received its share of the first installment of the earn-out payment of $1.0 million, which was recognized as a gain during year ended December 31, 2018.

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

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company records uncertain tax positions on the basis of a two-step process in which: (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of technical merits of the position, and (2) for those tax positions that meet the more likely than not recognition threshold, the Company recognizes the tax benefit as the largest amount that is cumulatively more than 50% likely to be realized upon ultimate settlement with the related tax authority.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The impact of adopting ASC 606 is as follows:

•	Consolidated statements of operations impact: A decrease in sales and marketing expense of $1.0 million and $0.9 million during the years ended December 31, 2017 and 2016, respectively; and
•	Consolidated balance sheets impact: An increase in total assets of $3.2 million as of December 31, 2017.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting, to simplify and improve the accounting guidance applicable to equity transactions with nonemployees. The most significant impact of ASU 2018-07 is that, similar to equity awards issued to employees, equity awards issued to nonemployees are accounted for at their grant date fair values pursuant to ASC 718 (rather than at their expected settlement date fair value under legacy GAAP). ASU 2018-07 is effective for public companies with fiscal years beginning after December 15, 2018. The Company early adopted ASU 2018-07 as of July 1, 2018 and recognized an adjustment of $43,000 to retained earnings as of January 1, 2018 for awards not settled as of the adoption date.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting Pronouncements Not Yet Adopted

Leases: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02, as modified through other ASUs issued subsequent to ASU 2016-02, generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. ASU 2016-02 is effective for public companies with fiscal years beginning after December 15, 2018 on a modified retrospective basis and early adoption is permitted. The Company plans to adopt the requirements of ASU 2016-02 as of January 1, 2019 including use of the transition method which allows for recognition of the cumulative-effect adjustments at the beginning of the adoption period. The Company currently expects that the lease for its San Mateo building (see Note 8 for additional information) will be classified as an operating lease upon adoption of ASU 2016-02, and, accordingly, the lease payments associated with the San Mateo building will be treated as operating expense in the consolidated statement of operations. Prior to adoption of ASU 2016-02, the lease payments were primarily included in interest expense in the consolidated statement of operations. Additionally, the Company currently expects that its operating leases will result in recognition of significant right-of-use assets and corresponding liabilities. The Company will continue to evaluate the effect of adopting this guidance on its consolidated financial statements and related disclosures up through the date of adoption.

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

3. Cash and Cash Equivalents

As of December 31, 2018 and 2017, cash and cash equivalents were $153.8 million and $35.3 million, respectively.

Included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions of $2.0 million and $1.9 million as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, restricted cash of $564,000 was included within other assets. Restricted cash as of December 31, 2017 was nominal.

4. Fair Value Measurements

Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based on the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels which directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

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

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2018 and 2017, respectively, the Company did not have any financial instruments accounted for pursuant to ASC 820.

5. Property and Equipment

As of December 31, 2018 and 2017, property and equipment consisted of the following:

(in thousands)	December 31, 2018	December 31, 2017
Building	$71,780	$71,780
Computer equipment	21,448	22,225
Leasehold improvements	56,396	54,004
Furniture, fixtures, and other assets	10,566	10,573
Gross property and equipment	160,190	158,582
Less: Accumulated depreciation	(42,472)	(27,251)
Property and equipment, net	$117,718	$131,331

Depreciation expense was $19.5 million, $15.9 million and $8.0 million, during the years ended December 31, 2018, 2017 and 2016, respectively.

6. Acquisitions, Intangible Assets and Goodwill

Renzu Acquisition

In April 2015, the Company entered into an Agreement and Plan of Reorganization with Renzu, Inc. (“Renzu”) and various other parties. Renzu’s business consisted of developing mobile measurement and analytics offerings, which assisted the Company in gathering implicit data within the mobile market. The Company, via merger, purchased all of the outstanding shares of Renzu on the closing date of May 20, 2015. The acquisition qualified as a business combination and was accounted for accordingly.

The total purchase price of $17.0 million was comprised of the issuance of restricted common stock of $10.3 million and cash payment of $6.7 million. The Company recorded $0.7 million of net tangible liabilities, $5.5 million of identifiable intangible assets based on their estimated fair values and $12.2 million of residual goodwill. Goodwill resulted primarily from the Company’s expectations of synergies from the integration of Renzu’s employee base and product offerings with the Company’s product offerings. Goodwill was not deductible for tax purposes.

Upon acquisition in May 2015, the Company’s intention was to integrate Renzu’s mobile measurement and analytics product into the existing core business, should the resulting product be successful. After releasing the product and evaluating its performance, the Company determined that the mobile measurement and analytics product was not a strategic fit for its other products and determined that it would focus on key investments that were more tightly tied with its core business. In its evaluation, the Company concluded Renzu was a standalone entity that was not fully integrated into the Company’s existing business lines and where the Company did not benefit from the acquired goodwill. In November 2016, the Company implemented a plan to wind down the operations of Renzu, as the acquisition was not integrated into the Company’s business, and derecognized the

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying value of goodwill and intangibles of $12.2 million and $3.7 million, respectively, which is included in restructuring within the consolidated statements of operations (see Notes 2 and 13 for additional discussion).

TechValidate Acquisition

In July 2015, the Company entered into an Agreement and Plan of Reorganization with TechValidate Software, Inc. (“TechValidate”) and various other parties. TechValidate is an online software platform specializing in marketing content automation. The Company, via merger, purchased all of the outstanding shares of TechValidate, then merged TechValidate with and into SurveyMonkey Inc. on the close date of July 31, 2015. The acquisition qualified as a business combination and was accounted for accordingly.

The total purchase price of $60.4 million was comprised of the issuance of common stock of $23.8 million and cash payment of $36.6 million (of which $22.2 million was paid at close and $14.4 million was deferred and paid in August 2016). The Company recorded $5.8 million of net tangible liabilities, $15.8 million of identifiable intangible assets based on their estimated fair values and $50.4 million of residual goodwill. Goodwill resulted primarily from the Company’s expectations of synergies from the integration of TechValidate’s employee base and product offerings with the Company’s product offerings. Goodwill was not deductible for tax purposes.

Capitalized internal-use software

As of December 31, 2018 and 2017, capitalized internal-use software consisted of the following:

(in thousands)	December 31, 2018	December 31, 2017
Gross capitalized internal-use software	$109,133	$95,607
Less: Accumulated amortization	(75,853)	(54,114)
Capitalized internal use software, net	$33,280	$41,493

Amortization expense related to capitalized internal-use software was $21.7 million, $21.1 million and $19.4 million during the years ended December 31, 2018, 2017 and 2016, respectively, and is included in cost of revenue in the consolidated statements of operations.

Acquisition intangible assets, net

As of December 31, 2018 and 2017, intangible assets, net consisted of the following:

	December 31, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,696	$(42,410)	$5,286	$47,696	$(40,696)	$7,000
Trade name	6,072	(5,796)	276	6,072	(5,192)	880
Technology	22,007	(18,245)	3,762	22,007	(16,293)	5,714
Acquisition intangible assets, net	$75,775	$(66,451)	$9,324	$75,775	$(62,181)	$13,594

Amortization expense was $4.3 million, $4.5 million and $8.8 million during the years ended December 31, 2018, 2017 and 2016, respectively.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future amortization expense

As of December 31, 2018, future amortization expense by year is expected to be as follows:

(in thousands)	Capitalized internal-use software, net	Acquisition intangible assets, net
2019	$12,662	$3,839
2020	5,925	2,952
2021	1,092	1,705
2022	—	828
Total amortization expense	$19,679	$9,324

Future capitalized internal-use software amortization excludes $13.6 million of costs which are currently in the development phase.

Goodwill, net

The changes in the carrying amount of goodwill, net were as follows (in thousands):

Balance as of December 31, 2015	$349,043
Goodwill derecognition	(12,182)
Balance as of December 31, 2016	$336,861
Balance as of December 31, 2017	$336,861
Balance as of December 31, 2018	$336,861

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

During the year ended December 31, 2018, the Company repurchased approximately $16,000 of common stock (1,159 shares) at a price of $13.65 per share, which was approximately the fair value of common stock at such time. During the year ended December 31, 2017, the Company repurchased approximately $144,000 of common stock (11,791 shares) at $12.21 per share, which was approximately the fair value of common stock at such time.

Equity Incentive Plans

The Company has two equity incentive plans: the 2011 Equity Incentive Plan (the “2011 Plan”) and the 2018 Equity Incentive Plan (the “2018 Plan”). The Company’s stockholders approved the 2018 Plan on September 5, 2018, and established it with an adjustable reserve of 9,394,744 shares of common stock. Additionally, upon the completion of the Company’s IPO in September 2018, the 2011 Plan was terminated and all shares that remained available for future issuance under the 2011 Plan at that time were transferred to the 2018 Plan. To the extent that grants outstanding under the 2011 Plan terminate, cancel or are forfeited, the shares reserved for issuance under such grants are transferred to the 2018 Plan and become available for subsequent grant thereunder.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Board, or a committee of the Board, has granted options with an exercise price at or which approximates the fair value on the grant date to new hires, except for the out-of-the-money options granted to certain employees as discussed below. Grants of time-based awards generally vest over a four-year period for new hires and over a three-year period for subsequent grants to existing employees. The service condition for the majority of these awards is satisfied generally over the applicable vesting period. Options expire as determined by the Board, or committee of the Board, but not more than ten years after the date of the grant. In the second quarter of 2015, the Company began granting restricted stock units that contain both a service condition and Performance Vesting Condition. Both the service condition and Performance Vesting Condition must be met in order for these awards to vest and issue. The Performance Vesting Condition occurred upon the effectiveness of the registration statement for the Company's IPO, which was September 25, 2018.

The 2018 Plan provides for annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of 12,500,000 shares, 5% of the outstanding shares on the last date of the preceding year, or a lower amount determined by the plan administrator. As of December 31, 2018, 13,626,822 shares of common stock remain available for grant under the 2018 Plan.

The following is a summary of stock option activity for the respective periods:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2015	13,039,688	$14.39	$11,142	8.8
Granted	5,014,600	$16.03
Exercised	(45,444)	$4.42
Forfeited	(5,500,606)	$15.99
Expired	(479,616)	$10.72
Outstanding, vested and expected to vest at December 31, 2016	12,028,622	$14.53	$9,903	8.3
Granted	4,139,372	$16.03
Exercised	(35,352)	$4.35
Forfeited	(1,623,057)	$16.02
Expired	(700,516)	$14.77
Outstanding, vested and expected to vest at December 31, 2017	13,809,069	$14.82	$9,292	7.8
Granted	5,735,643	$13.31
Exercised	(81,849)	$6.01
Forfeited	(832,591)	$15.01
Expired	(177,897)	$14.08
Outstanding, vested and expected to vest at December 31, 2018	18,452,375	$14.39	$8,482	7.5
Exercisable at December 31, 2018	10,435,039	$14.31	$8,436	6.6

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of restricted stock awards for the respective periods:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2015	1,406,975	$13.30	2.3
Vested	(476,889)	$11.18
Unvested at December 31, 2016	930,086	$14.38	1.6
Vested	(449,220)	$14.38
Unvested at December 31, 2017	480,866	$14.38	0.6
Vested	(480,866)	$14.38
Unvested at December 31, 2018	—	$0.00	0.0

The following is a summary of restricted stock units for the respective periods:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2015	10,540,093	$13.70	3.5
Granted	5,492,600	$12.22
Vested, gross of shares withheld for employee payroll taxes	(2,546,058)	$11.58
Forfeited/canceled, including shares withheld for employee payroll taxes	(4,952,860)	$13.57
Unvested at December 31, 2016	8,533,775	$12.89	3.3
Granted	2,936,437	$11.91
Vested, gross of shares withheld for employee payroll taxes	(1,443,302)	$13.52
Forfeited/canceled, including shares withheld for employee payroll taxes	(1,188,629)	$12.71
Unvested at December 31, 2017	8,838,281	$12.52	2.2
Granted	3,911,841	$13.26
Vested, gross of shares withheld for employee payroll taxes	(5,883,890)	$12.75
Forfeited/canceled, including shares withheld for employee payroll taxes	(1,114,186)	$12.65
Unvested at December 31, 2018	5,752,046	$12.77	1.2

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Stock Options

Lattice-Binomial Option Valuation Model

Stock options granted during the years ended December 31, 2017 and 2016, respectively, were out-of-the-money and valued using the Lattice-Binomial Option Valuation Model which estimates fair value based on the assumed changes in prices for the option grants’ underlying asset over their contractual life. The fair value of the out-of-the-money stock options is being amortized on a straight-line basis over the requisite service period of the awards granted. The fair value of each out-of-the-money stock option was estimated on their grant dates using the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected life (in years)	n/a	5.7 to 6.1	7.0 to 9.2
Risk-free interest rate	n/a	2.3% - 2.4%	1.7% - 2.0%
Volatility	n/a	50%	51% - 54%
Dividend yield	n/a	—%	—%
Fair value of common stock	n/a	$11.84 to $12.33	$12.21 to $12.28

Black-Scholes-Merton Option Valuation Model

Stock options granted during the year ended December 31, 2018 were at-the-money and valued using the Black-Scholes-Merton Valuation Model. The fair value of the at-the-money stock options is being amortized on a straight-line basis over the requisite service period of the awards granted. The fair value of each at-the-money stock option was estimated on their grant dates using the following assumptions:

Year Ended December 31,
	2018	2017	2016
Expected life (in years)	5.8 to 6.1	n/a	n/a
Risk-free interest rate	2.7% - 3.0%	n/a	n/a
Volatility	43% - 60%	n/a	n/a
Dividend yield	—%	n/a	n/a
Fair value of common stock	$12.00 to $13.65	n/a	n/a

2018 Employee Stock Purchase Plan

On September 5, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), which became effective prior to the completion of the IPO, and established with an initial reserve of 2,673,444 shares of common stock. The 2018 ESPP provides for annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of 5,346,888 shares, 1% of the outstanding shares on the last date of the preceding year, or a lower amount determined by the plan administrator. As of December 31, 2018, 2,673,444 shares of common stock remain available for grant under the 2018 ESPP.

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

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimated the fair value of ESPP purchase rights using a Black-Scholes-Merton option pricing model with the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected life (in years)	0.6 to 2.1	n/a	n/a
Risk-free interest rate	2.4% - 2.9%	n/a	n/a
Volatility	38% - 40%	n/a	n/a
Dividend yield	—%	n/a	n/a
Fair value of common stock	$12.89	n/a	n/a

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the consolidated financial statements is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cost of revenue	$8,931	$2,503	$4,114
Research and development	48,739	9,918	5,756
Sales and marketing	19,046	8,069	8,712
General and administrative	55,054	14,496	12,301
Restructuring	—	—	2,074
Stock-based compensation expense, net of amounts capitalized	131,770	34,986	32,957
Capitalized stock-based compensation expense	2,609	3,119	6,090
Stock-based compensation expense	$134,379	$38,105	$39,047

Between November 2013 through May 2015, the Company granted approximately 16.7 million of stock options at $42.33 per share. In the third quarter of 2015, the Company repriced and exchanged (representing a probable to probable modification pursuant to ASC 718) approximately 11.9 million stock options at a ratio of two original options to purchase shares issued per one new option to purchase shares. As a result, the Company issued approximately 6.0 million options with an exercise price of $16.03 (the fair value per common share was $14.38 at the exchange date) in exchange for the previously granted stock options. The reprice and exchange resulted in an additional $19.8 million of stock-based compensation expense to be recognized over the requisite service period of the new award which was four years from exchange date. As of December 31, 2018, approximately $1.1 million of unrecognized compensation expense remains relating to the repriced and exchanged awards which will be recognized over the remaining service periods through 2019.

In 2016, the Company modified (primarily a probable to probable modification pursuant to ASC 718) the terms of approximately 0.9 million stock options and 0.1 million restricted stock units in connection with the March 2016 restructuring plan (see Note 13 for additional discussion). The modifications resulted in additional stock-based compensation expense of $2.5 million ($1.4 million for stock options and $1.1 million RSUs) which was fully recognized at the modification date and recognized as general and administrative, and restructuring costs in the consolidated statement of operations during 2016.

In the second quarter of 2017, the Company modified (an improbable to probable modification pursuant to ASC 718) the terms of approximately 0.5 million restricted stock awards which resulted in a reduction in stock-based compensation expense (as the award fair value at the modification date was less than at the grant date) of $1.1 million and was fully recognized at the modification date and recognized as sales and marketing costs in the consolidated statement of operations during the year ended December 31, 2017.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the first quarter of 2018, the Company modified (an improbable to probable modification pursuant to ASC 718) the terms of approximately 0.5 million restricted stock awards which resulted in a reduction in stock-based compensation expense (as the award fair value at the modification date was less than at the grant date) of $0.5 million and was fully recognized at the modification date (in the first quarter of 2018) and recognized as research and development, and sales and marketing costs in the consolidated statement of operations during the year ended December 31, 2018.

As of December 31, 2018, unamortized stock-based compensation was as follows:

	Unrecognized stock-based compensation (in thousands)	Weighted average vesting period (in years)
Stock options	$45,217	2.3
Restricted stock units (service-based)	7,548	2.7
Restricted stock units (performance-based)(1)	27,637	1.5
ESPP	4,587	1.9
Total unrecognized stock-based compensation	$84,989

(1)

The Performance Vesting Condition occurred upon the effectiveness of the registration statement for the Company's IPO, which was September 25, 2018. The remaining unrecognized stock-based compensation expense is recognized on an accelerated basis over the weighted-average remaining requisite service period.

401(k) Plan

In the United States, the Company offers its employees a defined contribution plan that qualifies as a deferred salary arrangement under Section 401 of the U.S. Internal Revenue Code (“401(k) Plan”). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowed by the Internal Revenue Service. The Company currently provides a matching contribution of 25% of deferrals for eligible employees. Compensation expense for the Company's matching contributions was $2.3 million, $1.8 million and $1.7 million during the years ended December 31, 2018, 2017 and 2016, respectively.

8. Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating leases which expire at various dates through December 2028. Gross rent expense was $4.0 million, $3.9 million and $4.1 million during the years ended December 31, 2018, 2017 and 2016, respectively.

San Mateo Building

In July 2015, the Company entered into a lease agreement for office space in San Mateo, California with a lease term until December 2028 (“San Mateo facility”). The Company uses the San Mateo facility for corporate headquarter functions, as well as product and engineering, sales and marketing, and administrative operations. The space rented is for the total office space available in the building, which was in the process of being constructed at the time the lease agreement was executed. Because of the Company’s involvement during the construction period, the Company is considered for accounting purposes to be the owner of the construction project. Accordingly, the building under construction was accounted for as owned real estate and was capitalized in the Company’s consolidated balance sheets as property and equipment-building with a corresponding non-current financing obligation on leased facility. Construction was completed in 2016 and the Company capitalized $71.8 million of construction costs for the building (see Note 5 for additional information). Additionally, the

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company incurred additional leasehold improvement costs of which $14.3 million was reimbursed by the landlord (of which $6.8 million and $7.5 million was incurred during 2017 and 2016, respectively).

As of December 31, 2018 and 2017, the corresponding liability related to the construction costs incurred by the landlord totaled $92.0 million and $93.4 million, respectively, and is reflected in the consolidated balance sheets as financing obligations on leased facility. The obligation will be settled through monthly lease payments to the landlord and will include imputed interest on the unpaid financing obligation and ground lease.

As discussed in Note 1 above under “Accounting Pronouncements Not Yet Adopted”, the Company plans to adopt the requirements of ASU 2016-02 as of January 1, 2019 and currently expects that the San Mateo Lease will be classified as an operating lease.

Palo Alto Lease Termination

The Company previously leased office space in Palo Alto, California with a lease term until March 2026 (“Palo Alto facility”). The Company used the Palo Alto facility for corporate headquarter functions, as well as product and engineering, sales and marketing and administrative operations. As a result of the Company’s involvement during the construction period, the Company was considered the owner of the building and accounted for the building as owned real estate. In October 2016, the Company and the landlord entered into a Lease Termination Agreement to terminate the Palo Alto facility lease effective as of December 30, 2016. The landlord concurrently entered into a new lease with a new lessee for the Palo Alto facility and the Company did not incur any lease termination penalties as a result of the early lease termination. As the Company’s continuing involvement ended upon termination of the lease, the Company derecognized the building’s net book value of $60.1 million, which approximated the financing obligation’s carrying value at the time of exiting the premises. In addition, the Company also entered into an Asset Purchase Agreement with the new lessee for sale of certain property and equipment for $3.0 million and recognized a gain of $0.9 million which is included in other non-operating income (expense) in the consolidated statements of operations for the year ended December 31, 2016.

As of December 31, 2018, future minimum lease payments under operating leases and financing obligations, net of sublease income, by year were as follows:

	Gross Minimum Lease Payments
(in thousands)	Financing Obligation- Leased Facility	Operating Leases	Sublease Income	Minimum Lease Payments, net
2019	$10,621	$3,172	$(5,409)	$8,384
2020	10,956	2,479	(3,940)	9,495
2021	11,291	926	(2,799)	9,418
2022	11,649	635	(336)	11,948
2023	12,008	708	—	12,716
Thereafter	65,949	2,832	—	68,781
Total	$122,474	$10,752	$(12,484)	$120,742

In addition to commitments above, we have open non-cancellable purchase orders for the procurement of goods and services in the ordinary course of business totaling $15.7 million to be received through 2021.

Letters of Credit

As of December 31, 2018, the Company had standby letters of credit for $7.8 million which were issued in connection with certain leases.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Matters

From time to time, the Company is subject to legal proceedings and litigation arising in the ordinary course of business, which may include, but is not limited to, patent and privacy matters, labor and employment claims, class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Periodically, the Company evaluates developments in its legal matters and records a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both the likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company's judgment may be incorrect.

There are currently no legal matters or claims that have arisen from the normal course of business that the Company believes would have a material impact on the Company’s financial position, results of operations or cash flows.

Warranties and Indemnification

The Company’s subscription services are generally warranted to perform materially in accordance with the Company’s online help documentation under normal use and circumstances. Additionally, the Company’s arrangements generally include provisions for indemnifying customers against liabilities if its subscription services infringe a third party’s intellectual property rights. Furthermore, the Company may also incur liabilities if it breaches the security or confidentiality obligations in its arrangements. To date, the Company has not incurred significant costs and has not accrued a liability in the accompanying consolidated financial statements as a result of these obligations.

9. Debt

As of December 31, 2018 and 2017, the carrying values of debt were as follows:

			December 31, 2018		December 31, 2017
	Issuance date	Maturity date	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
Revolving credit facilities, as modified	February 2013	April 2022	$—	n/a	$25,000	5.36% - 5.46%
2018 Refinancing Facility Agreement	October 2018	October 2025	219,450	6.00% - 6.10%	—	n/a
2017 Refinancing Facility Agreement	April 2017	April 2024	—	n/a	298,500	5.66% - 5.84%
Total debt			$219,450		$323,500
Less: Unamortized issuance discount and issuance costs, net			2,035		5,179
Less: Current portion of debt, net			1,900		2,032
Long term debt, net			$215,515		$316,289

In February 2013, the Company entered into a Credit Agreement (“2013 Credit Facility”) which was subsequently amended at various dates primarily to revise certain financial covenants and ratios, permit certain transactions, increase the facility, or extend the maturity date. As modified, the 2013 Credit Facility comprised a $315.0 million term loan and $75.0 million revolving credit facility.

In April 2017, the Company entered into a Refinancing Facility Agreement (“2017 Credit Facility”), comprising a $300.0 million term loan and $75.0 million revolving credit facility. Upon execution of the 2017 Credit Agreement, the term loan under the 2013 Credit Facility was modified and partially extinguished and the Company recognized a $0.2 million loss on debt extinguishment during the year ended December 31, 2017.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2018, the Company entered into a Refinancing Facility Agreement (“2018 Credit Facility”), comprising a $220.0 million term loan (the Term Loan”) and $75.0 million revolving credit facility. Upon execution of the 2018 Credit Facility, the Company utilized a portion of its IPO proceeds to repay $101.3 million of debt outstanding under the 2017 Credit Facility and the Company recognized a $0.9 million loss on debt modification. Loans under the 2018 Credit Facility accrue interest based upon, at the Company’s option, either at an alternate base interest rate (“ABR”) or a Eurocurrency rate, in each case plus an applicable margin. The applicable margin for the Term Loan is 2.75% in the case of a ABR loan and 3.75% in the case of a Eurocurrency loan, and the applicable margin for the revolving loan ranges from 0.75% to 1.50% in the case of a ABR loan and 1.75 to 2.50% in the case of a Eurocurrency loan, and is based on the Company’s leverage ratio. The Company will make quarterly principal payments of $550,000 on the Term Loans with any remaining principal amounts due on October 10, 2025. The principal amount on the revolving credit facility is due and all revolver commitments terminate on October 10, 2023.

The Company records debt discounts and issuance costs as a reduction to the associated current and long-term portions of the debt in the consolidated balance sheets. The Company records debt discounts and issuance costs as a deferred asset when there is no associated debt liability. As of December 31, 2018, unamortized issuance discount and issuance costs of $0.4 million were included in prepaid expenses and other current assets and $1.4 million were included in other assets. The Company amortizes these costs using the straight-line method which approximates the effective interest rate method over the life of the loan. The amounts amortized are included in interest expense in the accompanying consolidated statements of operations.

As of December 31, 2018, the Company has $67.2 million of borrowing available under the line of credit portion of the 2018 Credit Facility.

The Company’s obligations under the 2018 Credit Facility are guaranteed by certain of its subsidiaries and secured by liens on substantially all of the assets of the Company and such subsidiaries. The 2018 Credit Facility contains financial, affirmative and negative covenants that, if violated, may require the Company to pay down the loans earlier than the stated maturity dates with higher interest rates. As of December 31, 2018, the Company was compliant with all of its debt covenant requirements in the 2018 Credit Facility. The Company believes that it will continue to comply with the terms of the loan agreements through the stated maturity dates. However, if the Company’s projections do not materialize, the Company may require additional equity or debt financing. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

Principal and interest payments are due quarterly. As of December 31, 2018, future minimum payment obligations of principal amounts due by year under the 2018 Credit Facility were as follows (in thousands):

2019	$2,200
2020	2,200
2021	2,200
2022	2,200
2023	2,200
Thereafter	208,450
Total principal outstanding	$219,450

10. Income Taxes

Loss from operations before income taxes is categorized geographically as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
United States	$(152,045)	$(40,775)	$(64,220)
Foreign	(2,547)	718	(7,426)
Total loss from operations before income taxes	$(154,592)	$(40,057)	$(71,646)

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Current income tax expense:
Federal	$(70)	$(12)	$(6)
State	48	23	45
Foreign	677	790	327
Total current income tax expense	655	801	366
Deferred income tax expense:
Federal	(483)	(16,141)	4,109
State	562	(248)	311
Foreign	(586)	(459)	(82)
Total deferred income tax expense	(507)	(16,848)	4,338
Total provision for (benefit from) income taxes	$148	$(16,047)	$4,704

A reconciliation of the Company’s effective tax rate to the federal statutory rate is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Tax at federal statutory rate	$(32,464)	$(14,020)	$(25,076)
State income tax, net of federal tax benefit	(6,764)	(3,898)	(2,255)
Foreign tax rate differential	626	(493)	2,805
Stock-based compensation	2,378	2,645	1,981
Transition tax	—	2,261	—
Revaluation of deferred tax assets and liabilities	—	(10,259)	—
Research and development credits	(5,247)	(4,028)	(992)
Intangible asset write-off	—	—	2,434
Other	(106)	659	2,092
Change in valuation allowance	41,725	11,086	23,715
Total provision for (benefit from) income taxes	$148	$(16,047)	$4,704

As of December 31, 2018 and 2017, the tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating losses	$41,419	$27,046
Tax credits	23,359	12,110
Stock-based compensation	25,208	11,372
Accrued compensation and related expenses	4,061	1,843
Financing obligation- leased facility	29,842	24,122
Other	463	1,462
Total deferred tax assets:	124,352	77,955
Valuation allowance	(81,127)	(34,664)
Total deferred tax assets, net of valuation allowance:	43,225	43,291
Deferred tax liabilities:
Depreciation and amortization	(26,844)	(30,708)
Goodwill	(19,307)	(16,017)
Total deferred tax liabilities:	(46,151)	(46,725)
Total net deferred tax liabilities:	$(2,926)	$(3,434)

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, the Company had federal and state net operating losses of $162.2 million and $63.8 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2019.

As of December 31, 2018, the Company had federal research and development credits of $14.7 million which will begin to expire in 2032; state research and development credits of $10.8 million which will carryforward indefinitely; and foreign research and development credits of $1.1 million which will begin to expire in 2037.

Assessing the realizability of the Company’s deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company has evaluated the criteria for realization of deferred tax assets and, as a result, has determined that certain deferred tax assets are not realizable on a more likely than not basis. Accordingly, the Company recorded a valuation allowance of $81.1 million as of December 31, 2018. The valuation allowance increased by $46.5 million and decreased by $14.5 million during the years ended December 31, 2018 and 2017, respectively.

Internal Revenue Code Section 382 and similar state provisions limit the use of net operating losses and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change of ownership, utilization of net operating losses and tax credit carryforwards may be limited. Certain acquired net operating losses and tax credits are subject to limitations. Net operating losses and tax credits have been reduced to reflect the amounts that can be utilized to reduce taxes payable in the future.

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

ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB118”) which allowed companies to record provisional amounts during a measurement period not extending beyond one year from the Tax Act enactment date. The final amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $0.4 million, which was fully offset with available net operating loss carryforwards. There were no changes to the amount recorded for the remeasurement of certain deferred tax assets and liabilities based on tax rates at which they are expected to reverse in the future and no changes to the amount of benefit recorded related to a valuation allowance release due to tax reform changes in the treatment of indefinite-lived attributes. As of December 31, 2018, the Company completed the accounting for all the impacts of the Tax Act.

The Tax Act subjects a US shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income ("GILTI"), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. The results of the Company’s foreign operations did not give rise to a GILTI inclusion in the year ended December 31, 2018.

No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time, mandatory transition tax, or additional outside basis difference of $4.8 million, as these amounts continue to be indefinitely reinvested in foreign operations.

The Company recorded cumulative unrecognized tax benefits pursuant to ASC 740-10 in the amount of $3.4 million, $1.5 million and $4.3 million during the years ended December 31, 2018, 2017 and 2016, respectively.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued for interest and penalties were not significant as of December 31, 2018 and 2017, respectively or during years ended December 31, 2018, 2017 and 2016, respectively. During the year ended December 31, 2017, the IRS concluded its audit of the Company’s 2014 tax returns. Upon closing of the 2014 audit, the Company assessed the impact on unrecognized tax positions for all open years and recorded any necessary adjustments. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Changes in balances during 2018 and 2017 and ending balances as of December 31, 2018 and 2017 in gross unrecognized tax benefits were as follows:

(in thousands)	December 31, 2018	December 31, 2017
Beginning balances	$1,486	$4,273
Increases related to tax positions taken during a prior year	584	2
Increases related to tax positions taken during the current year	1,351	288
Decreases related to tax positions taken during a prior year	(70)	(2,785)
Decreases related to tax settlements with taxing authorities	—	(292)
Ending balances	$3,351	$1,486

The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files income tax returns in the U.S. federal, state, and certain foreign jurisdictions. The Company’s U.S federal income tax return years 2015 through 2018 remain open to examination. The Company’s respective state and foreign income tax return years 2012 to 2018 remain open to examination. There are no income tax audits currently in progress.

11. Geographical Information

Revenue by geography is generally based on the billing address of the customer. For purposes of its geographic revenue disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. The following table sets forth the percentage of revenue by geographic area:

	Year Ended December 31,
	2018	2017	2016
United States	64%	65%	64%
Rest of world	36%	35%	36%

No other country outside of the United States comprised 10% or greater of the Company’s revenue for each of the years ended December 31, 2018, 2017 and 2016.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 and 2017, the following table summarizes the percentage of the Company’s long-lived assets by geographic area:

	Property and equipment, net		Intangible assets, net
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
United States	94%	99%	82%	82%
Canada	5%	*	*	*
Ireland	*	*	18%	18%
Rest of world	1%	1%	—%	—%

*	less than 1%

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Numerator:
Net loss	$(154,740)	$(24,010)	$(76,350)
Denominator:
Weighted-average shares outstanding - basic and diluted	107,900	100,244	98,539
Net loss per common share - basic and diluted:	$(1.43)	$(0.24)	$(0.77)

The Company was in a loss position for the periods presented. Accordingly, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Prior to application of the treasury stock method, share equivalents (comprising stock options, restricted stock units (including those that are performance-based), ESPP, and restricted stock awards) excluded from the calculations of diluted net loss per share were 25.2 million, 23.1 million and 21.5 million during the years ended December 31, 2018, 2017 and 2016, respectively.

13. Restructuring Costs

November 2017 Restructuring Plan

In November 2017, the Company implemented a restructuring plan (“November 2017 Plan”) to reduce its sales and marketing headcount and centralize its sales function in its San Mateo, CA headquarters. The total restructuring costs associated with the November 2017 Plan was $5.2 million and was primarily lease termination costs and employee severance, of which $1.7 million was recognized during the fourth quarter of 2017 and $3.5 million was recognized in the fourth quarter of 2018. The restructuring costs incurred during the fourth quarter of 2018 are primarily due to the changes in estimated lease termination costs resulting from lower estimated sublease cash payments, and related leasehold impairment costs as the Company estimates that the leasehold improvements at the vacated facility would not be recoverable from the estimated sublease cash flows.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 2016 Restructuring Plan

In November 2016, the Company implemented a restructuring plan (“November 2016 Plan”) to wind down the operations of the Renzu business which was acquired in May 2015 (see Note 6 for additional discussion). The total estimated restructuring costs associated with the November 2016 Plan was approximately $1.5 million and was primarily employee severance. Additionally, as a result of the wind down of the operations of Renzu, the Company concluded that the acquired goodwill and intangibles of Renzu had no future economic benefit and the related derecognition costs of $15.9 million were also classified as a restructuring related cost (see Notes 2 and 6 for additional information). Substantially all of the costs related to the November 2016 Restructuring Plan was recognized during the fourth quarter of 2016.

March 2016 Restructuring Plan

In March 2016, the Company implemented a restructuring plan (“March 2016 Plan”) to reduce its sales and marketing headcount and close several of its international locations, which was primarily related to the Company’s decision to generally cease offering the non-self-serve portion of its SurveyMonkey Audience solution. The total estimated restructuring costs associated with the March 2016 Plan was approximately $7.9 million and was primarily employee severance, substantially all of which was recognized during 2016.

The restructuring plans were subject to applicable laws and consultation processes, as a part of the Company’s strategic plan to focus on its core product and improve efficiencies. In connection with these actions, the Company incurred the following pre-tax costs:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Employee severance	$73	$498	$5,834
Contract termination and other costs	631	1,287	1,453
Stock based compensation	—	—	2,074
Impairment of property and equipment	2,821	—	—
Derecognition of goodwill and intangibles assets	—	—	15,895
Total restructuring costs	$3,525	$1,785	$25,256

The balances as of December 31, 2018 and 2017 included $0.6 million and $1.0 million, respectively, recorded in accrued expenses and other current liabilities and $0.3 million and $0.4 million, respectively, recorded in other non-current liabilities. As of December 31, 2018, the majority of amounts accrued pertain to non-cancellable lease costs, which will be paid through 2021.

14. Subsequent Events

Additional earn-out payment received from sale of a private company investment

In January 2019, the Company received proceeds of $1.0 million representing the second earn-out payment from the sale of a private company investment which will be recognized as a gain on sale of assets during the first quarter of 2019.

Increase of share reserves under equity incentive plans

On January 1, 2019, the number of authorized shares of common stock that may be issued under the 2018 Plan and 2018 ESPP increased by 6,290,894 shares and 1,258,178 shares, respectively, pursuant to the automatic share increase provisions of the plans.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2019 stock-based awards activity

In February 2019, the Company granted 2,225,766 stock options and 3,820,944 restricted stock units to its employees, substantially all of which were issued as a part of the Company’s annual stock-based award process. The stock options and restricted stock units granted have vesting restrictions, valuations and contractual lives of a similar nature to those described in Note 7 above. The stock option and restricted stock unit grants result in gross stock-based compensation of $66.3 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted during the transition period for newly public companies under the rules of the SEC.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018 and is incorporated herein by reference.

Item 11.Executive Compensation

The information required by this item will be set forth in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018 and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018 and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018 and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services

The information required by this item will be set forth in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:
(1)	Consolidated Financial Statements: See “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K).
(2)

Financial Statement Schedules: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

(3)

Exhibits: The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Item 16.Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Third Amended and Restated Bylaws of the Registrant.	S-1	333-227099	3.4	August 29, 2018
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-227099	4.1	September 13, 2018
10.1+	Form of Indemnification Agreement between the Registrant or SurveyMonkey Inc. and each of its directors and officers.	S-1	333-227099	10.1	August 29, 2018
10.2+	SVMK Inc. 2018 Equity Incentive Plan and related form agreements.	S-1	333-227099	10.2	August 29, 2018
10.3+	SVMK Inc. 2018 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-227099	10.3	September 13, 2018
10.4+	Confirmatory Employment Letter between the Registrant and Alexander J. Lurie, dated as of September 10, 2018.	S-1/A	333-227099	10.9	September 13, 2018
10.5+	Confirmatory Employment Letter between the Registrant and Lora D. Blum, dated as of September 10, 2018.	S-1/A	333-227099	10.10	September 13, 2018
10.6+	Confirmatory Employment Letter between the Registrant and Rebecca Cantieri, dated as of September 10, 2018.	S-1/A	333-227099	10.11	September 13, 2018
10.7+	Confirmatory Employment Letter between the Registrant and Thomas E. Hale, dated as of September 10, 2018.	S-1/A	333-227099	10.12	September 13, 2018
10.8+	Confirmatory Employment Letter between the Registrant and Timothy J. Maly, dated as of September 10, 2018.	S-1/A	333-227099	10.13	September 13, 2018
10.9+	Confirmatory Employment Letter between the Registrant and John S. Schoenstein, dated as of September 10, 2018.	S-1/A	333-227099	10.14	September 13, 2018
10.10+	Form of Change in Control and Severance Agreements between the Registrant and each of its officers.	S-1/A	333-227099	10.19	September 13, 2018
10.11+	SVMK Inc. Outside Director Compensation Policy.	S-1	333-227099	10.20	August 29, 2018
10.12+	SVMK Inc. Executive Incentive Compensation Plan.	S-1	333-227099	10.21	August 29, 2018
10.13	Common Stock Purchase Agreement by and between the Registrant and Salesforce Ventures LLC, dated as of September 7, 2018.	S-1/A	333-227099	10.25	September 13, 2018
10.14	Refinancing Facility Agreement, dated as of October 10, 2018, by and among SurveyMonkey Inc., as borrower, SVMK Inc., as guarantor, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	001-38664	10.1	October 12, 2018

10.15	Second Amended and Restated Credit Agreement, dated as of October 10, 2018, by and among SurveyMonkey Inc., as borrower, SVMK Inc., as guarantor, the lenders party thereto and JPMorgan Chase Bank, N.A.	8-K	001-38664	10.2	October 12, 2018
21.1	List of subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in signature page).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
†

The certification attached as Exhibit 32.1 to this Annual Report on Form 10-K is furnished pursuant to 18 U.S.C. Section 1350. It is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and it is not to be incorporated by reference into any filing of SVMK Inc., whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVMK Inc.

Date: February 26, 2019	By:	/s/ Timothy J. Maly
Timothy J. Maly
Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexander J. Lurie, Timothy J. Maly and Lora D. Blum, jointly and each one of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to this Annual Report on Form 10-K (including any amendments), and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Alexander J. Lurie	Chief Executive Officer and Director	February 26, 2019
ALEXANDER J. LURIE	(Principal Executive Officer)

/s/ Timothy J. Maly	Chief Financial Officer and Chief Operating Officer	February 26, 2019
TIMOTHY J. MALY	(Principal Financial Officer)

/s/ Dharti Patel	Chief Accounting Officer and Controller	February 26, 2019
DHARTI PATEL	(Principal Accounting Officer)

/s/ David A. Ebersman	Chair of the Board of Directors	February 26, 2019
DAVID A. EBERSMAN

/s/ Susan L. Decker	Director	February 26, 2019
SUSAN L. DECKER

/s/ Dana L. Evan	Director	February 26, 2019
DANA L. EVAN

/s/ Ryan Finley	Director	February 26, 2019
RYAN FINLEY

/s/ Erika H. James	Director	February 26, 2019
ERIKA H. JAMES

/s/ Sheryl K. Sandberg	Director	February 26, 2019
SHERYL K. SANDBERG

/s/ Brad D. Smith	Director	February 26, 2019
BRAD D. SMITH

/s/ Benjamin C. Spero	Director	February 26, 2019
BENJAMIN C. SPERO

/s/ Serena J. Williams	Director	February 24, 2019
SERENA J. WILLIAMS