Form 10-Q
period 2019-03-31
SVMK Inc.
filed 2019-05-08
CIK 1739936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	SVMK	The Nasdaq Stock Market LLC (The Nasdaq Global Select Market)

The number of shares of registrant’s common stock outstanding as of May 1, 2019 was: 130,101,953.

SVMK Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2019

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SVMK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except par value)	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$165,910	$153,807
Accounts receivable, net of allowance of $173 and $115	7,189	7,336
Deferred commissions, current	2,248	1,981
Prepaid expenses and other current assets	15,219	7,081
Total current assets	190,566	170,205
Property and equipment, net	45,532	117,718
Operating lease right-of-use assets	60,266	—
Capitalized internal-use software, net	33,710	33,280
Acquisition intangible assets, net	8,299	9,324
Goodwill	336,861	336,861
Deferred commissions, non-current	3,932	3,317
Other assets	8,554	8,643
Total assets	$687,720	$679,348
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,983	$2,804
Accrued expenses and other current liabilities	11,937	9,692
Accrued compensation	11,730	20,070
Deferred revenue	110,691	101,236
Operating lease liabilities, current	6,139	—
Debt, current	1,900	1,900
Total current liabilities	145,380	135,702
Deferred tax liabilities	4,341	4,246
Debt, non-current	215,040	215,515
Financing obligation on leased facility	—	92,009
Operating lease liabilities, non-current	82,528	—
Other non-current liabilities	5,436	12,493
Total liabilities	452,725	459,965
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock ($0.00001 par value; 100,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.00001 par value; 800,000 shares authorized; 128,060 and 125,818 shares issued and outstanding)	1	1
Additional paid-in capital	582,652	551,937
Accumulated other comprehensive loss	(306)	(287)
Accumulated deficit	(347,352)	(332,268)
Total stockholders’ equity	234,995	219,383
Total liabilities and stockholders’ equity	$687,720	$679,348

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Revenue	$68,641	$58,491
Cost of revenue(1)(2)	17,530	18,063
Gross profit	51,111	40,428
Operating expenses:
Research and development(1)	20,806	17,940
Sales and marketing (1)(2)	26,050	17,421
General and administrative(1)	20,556	13,018
Restructuring	(66)	5
Total operating expenses	67,346	48,384
Loss from operations	(16,235)	(7,956)
Interest expense	3,659	7,094
Other non-operating income (expense), net	1,979	633
Loss before income taxes	(17,915)	(14,417)
Provision for (benefit from) income taxes	(138)	300
Net loss	$(17,777)	$(14,717)
Net loss per share, basic and diluted	$(0.14)	$(0.15)
Weighted-average shares used in computing basic and diluted net loss per share	126,786	101,212

(1)	Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Cost of revenue	$1,096	$658
Research and development	4,766	3,447
Sales and marketing	2,780	768
General and administrative	6,469	3,667
Stock-based compensation, net of amounts capitalized	$15,111	$8,540

(2)	Includes amortization of acquisition intangible assets as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Cost of revenue	$488	$488
Sales and marketing	537	604
Amortization of acquisition intangible assets	$1,025	$1,092

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Net loss	$(17,777)	$(14,717)
Other comprehensive loss:
Foreign currency translation losses(1)	(19)	(7)
Total other comprehensive loss(1)	(19)	(7)
Total comprehensive loss	$(17,796)	$(14,724)

(1)	Net of tax effect which was not material.

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2019

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2018	125,818	$1	$551,937	$(287)	$(332,268)	$219,383
Cumulative-effect adjustment upon adoption of ASC 842	—	—	—	—	2,693	2,693
Common stock issued upon stock option exercise	1,328	—	14,419	—	—	14,419
Common stock issued upon vesting of restricted stock units	898	—	—	—	—	—
Stock-based compensation expense	—	—	16,064	—	—	16,064
Comprehensive loss	—	—	—	(19)	—	(19)
Other	16	—	232	—	—	232
Net loss	—	—	—	—	(17,777)	(17,777)
March 31, 2019	128,060	$1	$582,652	$(306)	$(347,352)	$234,995

For the three months ended March 31, 2018

`	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2017	101,383	$1	$217,594	$19	$(177,571)	$40,043
Cumulative-effect adjustment upon adoption of ASU 2017-09	—	—	(43)	—	43	—
Common stock issued upon stock option exercise	—	—	1	—	—	1
Common stock issued upon vesting of restricted stock units, net of tax withholding	181	—	(1,765)	—	—	(1,765)
Stock-based compensation expense	—	—	8,868	—	—	8,868
Comprehensive loss	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(14,717)	(14,717)
March 31, 2018	101,564	1	224,655	12	(192,245)	32,423

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities
Net loss	$(17,777)	$(14,717)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,655	11,979
Non-cash leases expense	1,338	—
Stock-based compensation expense, net of amounts capitalized	15,111	8,540
Amortization of debt discount and issuance costs	75	242
Deferred income taxes	95	143
Gain on sale of a private company investment	(1,001)	(999)
Other	(154)	175
Changes in assets and liabilities:
Accounts receivable	163	(763)
Prepaid expenses and other assets	(2,184)	(1,857)
Accounts payable and accrued liabilities	2,991	1,099
Accrued interest on financing lease obligation, net of payments	—	(358)
Accrued compensation	(8,359)	(7,449)
Deferred revenue	9,575	9,728
Operating lease liabilities	(1,725)	—
Net cash provided by operating activities	7,803	5,763
Cash flows from investing activities
Purchases of property and equipment	(581)	(880)
Capitalized internal-use software	(3,150)	(2,640)
Proceeds from sale of a private company investment	1,001	999
Net cash used in investing activities	(2,730)	(2,521)
Cash flows from financing activities
Proceeds from stock option exercises	7,640	1
Employee payroll taxes paid for net share settlement of restricted stock units	—	(1,765)
Repayment of debt	(550)	(750)
Net cash provided by (used in) financing activities	7,090	(2,514)
Effect of exchange rate changes on cash	(44)	—
Net increase in cash, cash equivalents and restricted cash	12,119	728
Cash, cash equivalents and restricted cash at beginning of period	154,371	35,345
Cash, cash equivalents and restricted cash at end of period	$166,490	$36,073
Supplemental cash flow data:
Interest paid for term debt	$3,423	$5,126
Interest paid for financing obligation on leased facility	$—	$2,038
Cash paid for operating leases	$3,438	$—
Income taxes paid (refunds received)	$247	$(33)
Non-cash investing and financing transactions:
Stock compensation included in capitalized software costs	$953	$327
Proceeds receivable from stock option exercises	$6,779	$—
Accrued unpaid capital expenditures	$517	$1,893
Derecognized financing obligation related to building due to adoption of ASC 842	$92,009	$—
Derecognized building due to adoption of ASC 842	$71,781	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$153,807	$35,345
Restricted cash (included in other assets) at beginning of period	564	—
Total cash, cash equivalents and restricted cash at beginning of period	$154,371	$35,345
Cash and cash equivalents at end of period	$165,910	$36,073
Restricted cash (included in other assets) at end of period	580	—
Total cash, cash equivalents and restricted cash at end of period	$166,490	$36,073

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Company Overview and Basis of Presentation

Business

SVMK Inc. (the “Company”) is a global provider of survey software products and purpose-built solutions. The Company was incorporated in 2011 as a Delaware corporation and is the successor to operations originally begun in 1999. The Company’s headquarters are located in the United States and its international operations are primarily based in Ireland and Canada.

Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of March 31, 2019, the statements of operations, comprehensive loss and stockholders’ equity for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018 are unaudited. Such condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These condensed consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain other prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect our results of operations or operating, investing and financing cash flows.

These condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2019, the results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual periods.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form-10K filed with the SEC on February 26, 2019.

On January 1, 2019, the Company adopted the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (Accounting Standards Codification (“ASC”) 842) as further discussed in Note 2 below in “Accounting Pronouncements Recently Adopted.” ASC 842 establishes a principle for the recognition of assets and liabilities that arise from leasing arrangements. The Company adopted ASC 842 using the modified retrospective transition method through a cumulative-effect adjustment to the opening accumulated deficit balance at the adoption date.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods covered by the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. The Company’s most significant estimates and judgments involve valuation of the Company’s stock-based awards, including the determination of fair value of common stock prior to the completion of its initial public offering (“IPO”), valuation of deferred income tax assets, estimating the period of benefit for deferred commissions, valuation of acquired goodwill and intangibles from acquisitions, tax contingencies, legal contingencies and incremental borrowing rate for operating leases.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Segment Information

The Company operates as a single operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews the Company’s operating results on a consolidated basis in order to make decisions about allocating resources and assessing performance for the entire company. The CODM uses one measure of profitability and does not segment the Company’s business for internal reporting. See Note 12 for additional information regarding the Company’s revenue by geographic area.

Related Party Transactions

Certain members of the Company’s Board of Directors (“Board”) serve as board members, are executive officers of and/or (in some cases) are investors in companies that are customers and/or vendors of the Company. The Company recognized revenue from sales of its products to a substantial stockholder of $0.4 million and $0.4 million during the three months ended March 31, 2019 and 2018, respectively. Sales to a substantial stockholder represented less than 1% of the Company’s total revenue in each of the periods presented. The Company incurred related party expenses of $0.3 million and $0.1 million during the three months ended March 31, 2019 and 2018, respectively.

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

The Company generally invoices its customers at the beginning of the term on a monthly or annual basis. The Company's contracts are generally non-cancellable and do not contain refund-type provisions. The Company’s contracts do not contain a significant amount of variable consideration as the price of its subscription offerings are generally fixed at contract inception. Based on the invoicing structure and related subscription term, the Company determined its contracts do not contain a financing component. The Company applied the practical expedient provided by ASU 2014-09, Revenue from Contracts with Customers, (“ASC 606”) and did not evaluate contracts of one year or less for the existence of a significant financing component. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

The Company records contract liabilities to deferred revenue when cash payments are received or due. Deferred revenue consists of the unearned portion of customer billings.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company recognized into revenue $45.1 million and $37.8 million during the three months ended March 31, 2019 and 2018, respectively, that was included in the deferred revenue balances at the beginning of each respective periods.

As of March 31, 2019, future estimated revenue related to performance obligations that are unsatisfied or partially unsatisfied at the end the reporting period was $121.3 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Deferred Commissions

Certain commissions earned by the Company’s salesforce are considered to be incremental and recoverable costs of obtaining a contract with a customer. Such costs are deferred and amortized on a straight-line basis over their estimated period of benefit which is generally estimated as four years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortization of deferred commissions, included in sales and marketing expense line within the statements of operations was $0.5 million and $0.3 million during the three months ended March 31, 2019 and 2018, respectively. There was no impairment loss in relation to the deferred commissions for any period presented.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for all share-based payments to employees based on the grant-date fair value of the Company’s common stock estimated in accordance with the provisions of ASC 718, Compensation‑Stock Compensation. For time-based equity awards, stock-based compensation expense is recognized on a straight-line basis over the award’s requisite service period, which is generally four years for new hires and generally three years for subsequent grants to existing employees. For shares issuable under the Company’s 2018 employee stock purchase plan (the “ESPP”), stock-based compensation expense is recognized on a straight-line basis over the award’s requisite service period, which is an offering period. The Company recognizes excess tax benefits from stock-based compensation expense in earnings, which are substantially offset by a valuation allowance. The Company made a policy election to account for forfeitures as they occur. The Company determines the fair value of equity awards as follows:

Stock Options and ESPP: The Company estimates the fair values of its stock options and shares issuable under the ESPP using the Black-Scholes-Merton option-pricing model, which require the input of the following key assumptions:

•

Expected Term: As the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the Company determines the expected term based on the average period the stock options or shares issuable under the ESPP are expected to remain outstanding. The expected term for stock options is generally calculated as the midpoint of the applicable vesting term and contractual expiration. For shares issuable under the ESPP, the expected term is the applicable purchase periods within an offering period.

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On September 28, 2018, the Company completed its IPO. Due to the absence of an active market for the Company’s common stock prior to its IPO, the Company obtained third-party valuations (prepared contemporaneously in connection with grants of share-based payments made prior to the Company’s IPO) to estimate the fair value of its common stock for purposes of measuring stock-based compensation expense to be recognized. The third-party valuations were prepared using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants (“AICPA”) Accounting & Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

For valuations subsequent to the Company’s IPO, its board of directors determines the fair value of each share of underlying common stock based on the closing price of the Company’s common stock as reported on the date of the grant.

Restricted Stock Units and Restricted Stock Awards: The fair value of the restricted stock units (including those that are performance-based) and restricted stock awards was determined based on the fair value of the Company’s common stock on the grant date.

Beginning in the second quarter of 2015, the Company granted performance-based restricted stock units (“Performance RSUs”) that vest upon the satisfaction of both a service condition and a Performance Vesting Condition. The Performance Vesting Condition occurred upon the effectiveness of the registration statement for the Company's IPO, which was September 25, 2018. As a result, the Company recognized the cumulative amount of unrecognized stock-based compensation expense of $89.9 million for services already rendered using the accelerated attribution method. As of March 31, 2019, the remaining unamortized stock-based compensation related to these awards was $19.8 million, which the Company expects to recognize on an accelerated basis over the remaining weighted-average requisite service periods of 1.4 years (see Note 7 for additional discussion).

Business Combinations

When the Company acquires a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require the Company to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to non-operating income (expense) in the condensed consolidated statements of operations.

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of depreciable or amortizable long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows do not exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. The Company did not recognize any impairment of long-lived assets during each of the three months ended March 31, 2019 and 2018. The Company believes that the carrying values of long-lived assets as of March 31, 2019 are recoverable.

Goodwill is not amortized but rather tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the carrying value of goodwill exceeds the implied fair value of the Company. The Company did not recognize any impairment of goodwill during each of the three months ended March 31, 2019 and 2018.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in banks, primarily in checking accounts and such amounts may at times exceed the federally insured limits. Cash equivalents consist of short-term money market funds (for which the Company had none in any of the periods presented), which are managed by reputable financial institutions. For purposes of its customer concentration disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. No single customer accounted for more than 10% of revenue during each of the three months ended March 31, 2019 and 2018. No customers accounted for more than 10% of accounts receivable, net as of March 31, 2019 and December 31, 2018.

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820, Fair Value Measurement, to assets and liabilities that are required to be measured at fair value, which include investments in marketable debt and equity securities and derivative financial instruments.

Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the condensed consolidated statements of comprehensive income until realized.

See Note 4 for additional disclosures regarding fair value measurements.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Private Company Investments

The Company accounts for private company investments, without readily determinable fair values, either under the equity or the cost method. Investments through which the Company exercises significant influence but does not have control over the investee are accounted for under the equity method. Investments through which the Company is not able to exercise significant influence over the investee are measured and accounted for using an alternative measurement basis of a) the carrying value of a security at cost, b) less any impairment and c) plus or minus any qualifying observable price changes (with a same or similar security from the same issuer). These securities were previously accounted for using the cost method of accounting, measured at cost less other-than-temporary impairment. If an observable price change or impairment is recognized on the Company’s private company investments, such investments would then be classified as a Level 3 financial instrument within the fair value hierarchy based on the nature of the fair value inputs. The Company classifies private company investments as other assets on the condensed consolidated balance sheets as those investments do not have stated contractual maturity dates. Any adjustments to the carrying value are recognized in other non-operating income (expense), net in the condensed consolidated statements of operations. As of March 31, 2019 and December 31, 2018, respectively, the carrying value of the Company’s private company investment at cost was $3.6 million. There were no impairments or observable price changes for the Company’s private company investment during each of the three months ended March 31, 2019 and 2018.

Impairment of Investments

The Company periodically reviews its investments for impairment. If the Company concludes that any of these investments are impaired, the Company determines whether such impairment is other-than-temporary. Factors considered to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period and the Company’s intent to sell. For debt securities, the Company also considers whether (1) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and (2) the amortized cost basis cannot be recovered as a result of credit losses. If the investment is considered to be other-than-temporarily impaired, the Company will record the investment at fair value by recognizing an impairment within other non-operating income (expense) in the condensed consolidated statements of operations and establishing a new carrying value for the investment.

Derivative Financial Instruments

From time to time, the Company may use derivative financial instruments consisting of interest rate swaps to manage cash flow exposure under its credit facilities and accounts for such derivative financial instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities. The Company recognizes its derivative financial instruments as an asset or liability in the condensed consolidated balance sheets at fair value, if material. The Company did not have any material amount of derivative financial instruments outstanding during each of the three months ended March 31, 2019 and 2018.

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Leases

At contract inception, the Company performs an evaluation to determine if it is conveyed the right to control the use of identified property, plant or equipment. To the extent such rights of control are conveyed, the Company further makes an assessment as to the applicable lease classification. The Company leases facilities, datacenters and equipment, which are generally accounted for as operating leases (as further described in Note 8).

Lease accounting subsequent to the adoption of ASC 842

Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current, and operating lease liabilities, non-current, in the condensed consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating ROU assets and lease liabilities are recognized at the lease inception date based on the present value of lease payments over the lease term discounted based on the more readily determinable of (i) the rate implicit in the lease or (ii) the Company’s incremental borrowing rate (which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease). Because the Company’s operating leases generally do not provide an implicit rate, an analysis of publicly traded debt securities of companies with credit and financial profiles similar to the Company’s is used to estimate the incremental borrowing rate. The Company’s operating lease terms have generally ranged between 1 year to 12 years and may include options to extend the lease term, generally at market rates. The Company’s ROU assets are measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives under the lease. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company does not allocate consideration between lease and non-lease components. Lease expense is recognized on a straight-line basis over the lease term.

For short-term leases, the Company records lease expense in its condensed consolidated statements of operations on a straight-line basis over the lease term and records variable lease payments as incurred.

Lease accounting prior to the adoption of ASC 842

Except for the Company’s San Mateo building lease which was accounted for as a build-to-suit lease, the Company leased facilities, datacenters, and equipment which were accounted for as operating leases. Rent escalations and concession provisions were considered in determining the total estimated lease expense to be incurred and which was recognized over the lease term on a straight-line basis. The Company recorded the difference between the rent paid and the straight-line rent as a deferred rent liability in the accompanying condensed consolidated

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

balance sheets. As of December 31, 2018, the deferred rent balance was $7.5 million ($0.3 million included in accrued expenses and other current liabilities and $7.2 million in other non-current liabilities).

For certain build-to-suit lease arrangements, including the San Mateo building lease, the Company was deemed to be the building owner during the construction period for accounting purposes. As a result, the Company recorded an asset and liability for estimated construction costs incurred under a build-to-suit lease arrangement where the Company was involved in the construction of structural improvements or took construction risk prior to commencement of the lease.

Subleases

The Company additionally had entered into subleases for unoccupied leased office space. To the extent there were losses associated with the sublease, they were recognized in the period the sublease is executed. Gains are recognized over the sublease term. Any sublease payments received in excess of the straight-line rent payments for the sublease were recorded in other non-operating income (expense). The Company’s sublease agreements do not contain any variable payments, material residual value guarantees or material restrictive covenants.

Legal and Other Contingencies

The Company accrues a liability for either claims arising in the ordinary course of business, assessments resulting from non-income-based audits or litigation when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. See Note 9 for additional information pertaining to legal and other contingencies.

Liability for Sabbatical Leave

The Company provides a sabbatical leave program to its employees whereby the Company’s full-time employees are eligible for four weeks of paid time-off after four years of continuous service. The Company accounts for sabbatical leaves in accordance with ASC 710, Compensated Absences. As of March 31, 2019, the accrued balance was $4.7 million ($2.3 million included in accrued compensation and $2.4 million in other non-current liabilities). As of December 31, 2018, the accrued balance was $4.4 million ($2.3 million included in accrued compensation and $2.1 million in other non-current liabilities).

Advertising and Promotion Costs

Expenses related to advertising, marketing and promotion of the Company’s product offerings are expensed as incurred. These costs mainly consist of search engine marketing related costs. The Company incurred $6.3 million and $4.7 million during the three months ended March 31, 2019 and 2018, respectively, which are included in sales and marketing expenses in the condensed consolidated statements of operations.

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

In connection with such plans, the Company may incur restructuring costs comprised of employee severance and associated termination costs related to the reduction of its workforce, losses on its non-cancelable lease contracts, and other contract termination costs. Costs associated with a restructuring plan are recognized and measured at fair value in the condensed consolidated statements of operations in the period in which the liability is incurred. These restructuring initiatives may require the Company to make estimates in several areas including: (i) expenses for employee severance and other separation costs; (ii) realizable values of assets made redundant, obsolete, or excessive; and (iii) the ability to generate sublease income and to terminate lease obligations at the estimated amounts.

Other Non-Operating Income (Expense)

Other non-operating income (expense), net consists primarily of interest income, net foreign currency exchange gains (losses), gain on sale of private company investments, net realized gains and losses related to investments, and other. The components of other non-operating income (expense) recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Interest Income	$938	$56
Foreign currency losses, net	(18)	(249)
Gain on sale of a private company investment	1,001	999
Other income (expense), net	58	(173)
Other non-operating income (expense), net	$1,979	$633

In January 2017, the Company sold a private company investment that was accounted for using the cost method of accounting. The Company recognized an initial gain upon sale and is additionally entitled to receive contingent consideration to be received over three years following the close of the transaction, subject to the private company meeting certain employee retention and financial targets. Subsequent earn-out amounts collected will be recorded as a gain when cash is received. In each of the three months ended March 31, 2019 and 2018, the Company received cash of $1.0 million, representing its share of the respective first and second installments of the earn-out payment, each of which was recognized as a gain on sale of a private company investment.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Accounting Pronouncements Recently Adopted

Leases: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02, as modified through other ASUs issued subsequent to ASU 2016-02, supersedes the guidance in ASC 840, Leases, and generally requires companies to recognize operating and financing lease liabilities and corresponding ROU assets on the balance sheet. ASC 842 was effective for public companies with fiscal years beginning after December 15, 2018 on a modified retrospective basis and early adoption is permitted. The Company adopted the requirements of ASC 842 as of January 1, 2019 including use of the modified retrospective transition method which allows for recognition of the cumulative-effect adjustments at the beginning of the adoption period and the election to use certain practical expedients and, therefore, did not reassess: (i) whether contractual arrangements that expired prior to the adoption date are, or contain leases, (ii) the classification of leases that expired prior to or existed as of the adoption date, or (iii) initial direct costs for leases that existed as of the adoption date. As such, the Company’s condensed consolidated financial statements are presented pursuant to ASC 842 subsequent to January 1, 2019 and presented pursuant to ASC 840 prior to January 1, 2019. The adoption of ASC 842 resulted in the recognition of ROU assets of $63.1 million and operating lease liabilities of $92.8 million at the adoption date. The ROU asset and operating lease liabilities also include amounts related to the Company’s San Mateo building as the amounts previously recorded in its condensed consolidated financial statements were derecognized on the ASC 842 adoption date. Additionally, lease payments related to the Company’s San Mateo building lease will be accounted for on a prospective basis as lease expense in the Company’s condensed consolidated statements of operations. For periods prior to the adoption of ASC 842, periodic lease payments for the Company’s San Mateo building lease were primarily classified as interest expense in the condensed consolidated statements of operations.

Internal-Use Software: In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 amends current guidance to align the accounting for costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs associated with developing or obtaining internal-use software. Capitalized implementation costs must be expensed over the term of the hosting arrangement and presented in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement. ASU 2018-15 is effective for public companies with fiscal years beginning after December 15, 2019, with early adoption permitted. The

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Company adopted ASU 2018-15 as of January 1, 2019 on a prospective basis with no material impact upon adoption.

3. Cash and Cash Equivalents

As of March 31, 2019 and December 31, 2018, cash and cash equivalents were $165.9 million and $153.8 million, respectively.

Included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions of $3.5 million and $2.0 million as of March 31, 2019 and December 31, 2018, respectively.

Included within other assets are restricted cash of $580,000 and $564,000 as of March 31, 2019 and December 31, 2018, respectively.

4. Fair Value Measurements

Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based on the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels which directly relate to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

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

As of March 31, 2019 and December 31, 2018, respectively, the Company did not have any financial instruments accounted for pursuant to ASC 820.

5. Property and Equipment

As of March 31, 2019 and December 31, 2018, property and equipment consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Building	$—	$71,780
Computer equipment	21,453	21,448
Leasehold improvements	55,945	56,396
Furniture, fixtures, and other assets	10,822	10,566
Gross property and equipment	88,220	160,190
Less: Accumulated depreciation	(42,688)	(42,472)
Property and equipment, net	$45,532	$117,718

Depreciation expense was $4.3 million and $4.7 million, during the three months ended March 31, 2019 and 2018, respectively.

Upon adoption of ASC 842, the Company derecognized amounts previously capitalized related to its San Mateo lease included in the Building line item, as well as the related accumulated depreciation, as of December 31, 2018 (see Notes 2 and 8 for additional information).

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. Intangible Assets and Goodwill

Capitalized internal-use software

As of March 31, 2019 and December 31, 2018, capitalized internal-use software consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Gross capitalized internal-use software	$113,298	$109,133
Less: Accumulated amortization	(79,588)	(75,853)
Capitalized internal use software, net	$33,710	$33,280

Amortization expense related to capitalized internal-use software was $3.7 million and $5.9 million during the three months ended March 31, 2019 and 2018, respectively, and is included in cost of revenue in the condensed consolidated statements of operations.

Acquisition intangible assets, net

As of March 31, 2019 and December 31, 2018, intangible assets, net consisted of the following:

	March 31, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$47,696	$(42,839)	$4,857	$47,696	$(42,410)	$5,286
Trade name	6,072	(5,904)	168	6,072	(5,796)	276
Technology	22,007	(18,733)	3,274	22,007	(18,245)	3,762
Acquisition intangible assets, net	$75,775	$(67,476)	$8,299	$75,775	$(66,451)	$9,324

Amortization expense was $1.0 million and $1.1 million during the three months ended March 31, 2019 and 2018, respectively.

Future amortization expense

As of March 31, 2019, future amortization expense by year is expected to be as follows (in thousands):

(in thousands)	Capitalized internal-use software, net	Acquisition intangible assets, net
Remainder of 2019	$9,241	$2,814
2020	6,189	2,952
2021	1,353	1,705
2022	—	828
Total amortization expense	$16,783	$8,299

Future capitalized internal-use software amortization excludes $16.9 million of costs which are currently in the development phase.

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of December 31, 2018	$336,861
Balance as of March 31, 2019	$336,861

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. Employee Benefit Plans

Equity Incentive Plans

The Company has two equity incentive plans: the 2011 Equity Incentive Plan (the “2011 Plan”) and the 2018 Equity Incentive Plan (the “2018 Plan”). To the extent that grants outstanding under the 2011 Plan terminate, cancel or are forfeited, the shares reserved for issuance under such grants are automatically transferred to the 2018 Plan and become available for subsequent grant thereunder.

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

As of March 31, 2019, 9,230,406 shares of common stock remain available for grant under the 2018 Plan.

The following is a summary of stock option activity for the current year period:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2018	18,452,375	$14.39	$8,482	7.5
Granted	2,225,766	$12.35
Exercised	(1,327,784)	$10.86
Forfeited	(447,402)	$14.33
Expired	(886,650)	$15.99
Outstanding, vested and expected to vest at March 31, 2019	18,016,305	$14.32	$70,104	7.7
Vested and exercisable at March 31, 2019	9,234,768	$14.72	$32,262	6.7

As of March 31, 2019, included in other current assets is $6.8 million of proceeds receivable from stock option exercises.  The proceeds receivable outstanding at the end of the first quarter were fully collected on April 2, 2019.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following is a summary of restricted stock units for the current year period:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2018	5,752,046	$12.77	1.2
Granted	3,820,944	$14.01
Vested	(898,023)	$12.69
Forfeited	(316,238)	$13.15
Unvested at March 31, 2019	8,358,729	$13.33	1.3

Fair Value of Stock Options

The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted using the following assumptions:

	Three Months Ended March 31,
	2019	2018
Expected life (in years)	5.9	5.8
Risk-free interest rate	2.5%	2.7%
Volatility	46%	43%
Dividend yield	—%	—%
Fair value of common stock	$12.35	$13.20

2018 Employee Stock Purchase Plan

The Company sponsors the ESPP that allows employees to purchase shares of common stock at a discounted price from the fair market value of Company’s common stock at each purchase date. Except for the initial offering period, the ESPP provides for 24-month offering periods beginning May 22 and November 22 of each year, and each offering period will consist of four six-month purchase periods. The initial offering period began on September 25, 2018 and will end on November 22, 2020. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date, or (2) the fair market value of its common stock on the purchase date. As of March 31, 2019, 2,673,444 shares of common stock remain available for grant under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Cost of revenue	$1,096	$658
Research and development	4,766	3,447
Sales and marketing	2,780	768
General and administrative	6,469	3,667
Stock-based compensation expense, net of amounts capitalized	15,111	8,540
Capitalized stock-based compensation expense	953	328
Stock-based compensation expense	$16,064	$8,868

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of March 31, 2019, unamortized stock-based compensation was as follows:

	Unrecognized stock-based compensation (in thousands)	Weighted average vesting period (in years)
Stock options	$49,343	2.3
Restricted stock units (service-based)	55,568	2.9
Restricted stock units (performance-based)(1)	19,784	1.4
ESPP	3,932	1.6
Total unrecognized stock-based compensation	$128,627

(1)

The Performance Vesting Condition occurred upon the effectiveness of the registration statement for the Company's IPO, which was September 25, 2018. The remaining unrecognized stock-based compensation expense is recognized on an accelerated basis over the weighted-average remaining requisite service period.

401(k) Plan

In the United States, the Company offers its employees a defined contribution plan that qualifies as a deferred salary arrangement under Section 401 of the U.S. Internal Revenue Code (“401(k) Plan”). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowed by the Internal Revenue Service. The Company currently provides a matching contribution of 25% of deferrals for eligible employees. Compensation expense for the Company's matching contributions was $1.0 million and $0.7 million during the three months ended March 31, 2019 and 2018, respectively.

8. Leases

The Company leases certain equipment and facilities under operating leases which expire at various dates through 2028. The Company’s operating lease costs (gross lease expense) was $3.0 million and $0.9 million during the three months ended March 31, 2019 and 2018, respectively, and the Company’s short-term lease costs were nominal. The Company’s variable lease costs amounted to $1.5 million for the three months ended March 31, 2019. The Company recognized sublease income (including reimbursed expenses) of $1.8 million during the three months ended March 31, 2019.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of March 31, 2019, the weighted average remaining operating lease term was 9.53 years.

As of March 31, 2019, the weighted average discount rate used to estimate operating lease liabilities was 7.7%.

San Mateo Building

In July 2015, the Company entered into a lease agreement for office space in San Mateo, California with a lease term until December 2028 (“San Mateo facility”). The Company uses the San Mateo facility for corporate headquarter functions, as well as product and engineering, sales and marketing, and administrative operations. The space rented is for the total office space available in the building, which was in the process of being constructed at the time the lease agreement was executed. Prior to the adoption of ASC 842, because of the Company’s involvement during the construction period, the Company was considered for accounting purposes to be the owner of the construction project pursuant to ASC 840. Accordingly, the building under construction was accounted for as owned real estate and was capitalized in the Company’s condensed consolidated balance sheets as property and equipment-building with a corresponding non-current financing obligation on leased facility. Construction was completed in 2016 and the Company capitalized $71.8 million of construction costs for the building (see Note 5 for additional information). Additionally, the Company incurred additional leasehold improvement costs of which $14.3 million was reimbursed by the landlord. As of December 31, 2018, the

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

corresponding liability related to the construction costs incurred by the landlord totaled $92.0 million and is reflected in the condensed consolidated balance sheets as financing obligations on leased facility. As discussed in Notes 1 and 2 above, the Company adopted the requirements of ASC 842 as of January 1, 2019 using the modified retrospective transition method through a cumulative-effect adjustment to the opening accumulated deficit balance at the adoption date. At adoption, the ROU asset and operating lease liabilities also include amounts related to the Company’s San Mateo building as the amounts previously recorded in its condensed consolidated financial statements were derecognized.

As of March 31, 2019, maturities of operating lease liabilities and sublease income, by year are as follows:

(in thousands)	Operating Lease Payments	Sublease Income
Remainder of 2019	$9,473	$(3,524)
2020	12,242	(2,898)
2021	11,917	(2,535)
2022	12,296	(336)
2023	12,728	—
Thereafter	68,831	—
Gross lease payments (income)	127,487	(9,293)
Less: Imputed interest	38,820
Total operating lease liabilities	$88,667

9. Commitments and Contingencies

In addition to the Company’s operating lease commitments discussed above in Note 7, as of March 31, 2019, the Company had open non-cancellable purchase orders for the procurement of goods and services in the ordinary course of business totaling $14.0 million to be received through 2024.

Letters of Credit

As of March 31, 2019, the Company had standby letters of credit for $5.2 million which were issued in connection with certain leases.

Legal Matters

From time to time, the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, which may include, but is not limited to, patent and privacy matters, labor and employment claims, class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Periodically, the Company evaluates developments in its legal matters and records a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both the likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company's judgment may be incorrect.

There are currently no legal matters or claims that have arisen from the normal course of business that the Company believes would have a material impact on the Company’s financial position, results of operations or cash flows.

Warranties and Indemnification

The Company’s subscription services are generally warranted to perform materially in accordance with the Company’s online help documentation under normal use and circumstances. Additionally, the Company’s arrangements generally include provisions for indemnifying customers against liabilities if its subscription services infringe a third party’s intellectual property rights. Furthermore, the Company may also incur liabilities if it breaches the security or confidentiality obligations in its arrangements. To date, the Company has not incurred

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

significant costs and has not accrued a liability in the accompanying condensed consolidated financial statements as a result of these obligations.

10. Debt

As of March 31, 2019 and December 31, 2018 the carrying values of debt were as follows:

			March 31, 2019		December 31, 2018
	Issuance date	Maturity date	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
2018 Refinancing Facility Agreement	October 2018	October 2025	$218,900	6.16% - 6.28%	$219,450	6.00% - 6.10%
Less: Unamortized issuance discount and issuance costs, net			1,960		2,035
Less: Current portion of debt, net			1,900		1,900
Long term debt, net			$215,040		$215,515

In October 2018, the Company entered into a Refinancing Facility Agreement (“2018 Credit Facility”), comprising a $220.0 million term loan (the “Term Loan”) and $75.0 million revolving credit facility. Loans under the 2018 Credit Facility accrue interest based upon, at the Company’s option, either at an alternate base interest rate (“ABR”) or a Eurocurrency rate, in each case plus an applicable margin. The applicable margin for the Term Loan is 2.75% in the case of a ABR loan and 3.75% in the case of a Eurocurrency loan, and the applicable margin for the revolving loan ranges from 0.75% to 1.50% in the case of a ABR loan and 1.75 to 2.50% in the case of a Eurocurrency loan, and is based on the Company’s leverage ratio. The Company will make quarterly principal payments of $550,000 on the Term Loan with any remaining principal amounts due on October 10, 2025. The principal amount on the revolving credit facility is due and all revolver commitments terminate on October 10, 2023.

The Company records debt discounts and issuance costs as a reduction to the associated current and long-term portions of the debt in the condensed consolidated balance sheets. The Company records debt discounts and issuance costs as a deferred asset when there is no associated debt liability. As of March 31, 2019, unamortized issuance discount and issuance costs of $0.4 million were included in prepaid expenses and other current assets and $1.3 million were included in other assets. As of December 31, 2018, unamortized issuance discount and issuance costs of $0.4 million were included in prepaid expenses and other current assets and $1.4 million were included in other assets. The Company amortizes these costs using the straight-line method which approximates the effective interest rate method over the life of the loan. The amounts amortized are included in interest expense in the accompanying condensed consolidated statements of operations.

As of March 31, 2019, the Company has $69.8 million of borrowing available under the line of credit portion of the 2018 Credit Facility.

The Company’s obligations under the 2018 Credit Facility are guaranteed by certain of its subsidiaries and secured by liens on substantially all of the assets of the Company and such subsidiaries. The 2018 Credit Facility contains financial, affirmative and negative covenants that, if violated, may require the Company to pay down the loans earlier than the stated maturity dates with higher interest rates. As of March 31, 2019, the Company was compliant with all of its debt covenant requirements in the 2018 Credit Facility. The Company believes that it will continue to comply with the terms of the loan agreements through the stated maturity dates. However, if the Company’s projections do not materialize, the Company may require additional equity or debt financing. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Principal and interest payments are due quarterly. As of March 31, 2019, future minimum payment obligations of principal amounts due by year under the 2018 Credit Facility were as follows, (in thousands):

Remainder of 2019	$1,650
2020	2,200
2021	2,200
2022	2,200
2023	2,200
Thereafter	208,450
Total principal outstanding	$218,900

11. Income Taxes

The Company recorded an income tax benefit of $0.1 million for the three months ended March 31, 2019, as compared to an income tax expense of $0.3 million for the three months ended March 31, 2018. The decrease in the Company’s income tax provision was primarily due to additional foreign tax credits.

The Company regularly evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during periods in which those temporary differences become deductible. As of March 31, 2019, the Company continues to maintain a full valuation allowance on its deferred tax assets that are not realizable on a more likely than not basis.

The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. There were no material changes in gross unrecognized tax benefits during each of the three months ended March 31, 2019 and 2018.

12. Geographical Information

Revenue by geography is generally based on the billing address of the customer. For purposes of its geographic revenue disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. The following table sets forth the percentage of revenue by geographic area:

	Three Months Ended March 31,
	2019	2018
United States	65%	64%
Rest of world	35%	36%

No other country outside of the United States comprised 10% or greater of the Company’s revenue for the three months ended March 31, 2019 and 2018.

13. Net Loss Per Share

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Numerator:
Net loss	$(17,777)	$(14,717)
Denominator:
Weighted-average shares outstanding - basic and diluted	126,786	101,212
Net loss per common share - basic and diluted:	$(0.14)	$(0.15)

The Company was in a loss position for the periods presented. Accordingly, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Prior to application of the treasury stock method, share equivalents (comprising stock options, restricted stock units (including those that are performance-based), shares issuable under the ESPP, and restricted stock awards) excluded from the calculations of diluted net loss per share were 27.3 million and 27.3 million during the three months ended March 31, 2019 and 2018, respectively.

14. Restructuring Costs

November 2017 Restructuring Plan

In November 2017, the Company implemented a restructuring plan (“November 2017 Plan”) to reduce its sales and marketing headcount and centralize its sales function in its San Mateo, CA headquarters. The total restructuring costs associated with the November 2017 Plan was $5.1 million and was primarily lease termination costs and employee severance, of which $0.1 million was reversed during the three months ended March 31, 2019, $3.5 million was recognized during the year ended December 31, 2018 and $1.7 million was recognized during the year ended December 31, 2017. The restructuring costs incurred during the year ended December 31, 2018 were primarily due to the changes in estimated contract termination costs resulting from lower estimated sublease cash payments, and related leasehold impairment costs as the Company estimated that the leasehold improvements at the vacated facility would not be recoverable from the estimated sublease cash flows. The restructuring costs incurred during the three months ended March 31, 2019 were primarily due to the changes in estimated contract termination costs.

The November 2017 Plan was subject to applicable laws and consultation processes, as a part of the Company’s strategic plan to focus on its core product and improve efficiencies. In connection with these actions, the Company incurred the following pre-tax costs:

	Three Months Ended March 31,
(in thousands)	2019	2018
Employee severance	$—	$5
Contract termination and other costs	(66)	—
Total restructuring costs	$(66)	$5

As of December 31, 2018, $0.6 million and $0.3 million were recorded in accrued expenses and other current liabilities and other non-current liabilities, respectively. Upon adoption of ASC 842 on January 1, 2019, amounts previously accrued in restructuring for operating leases were derecognized as they are included in ROU assets in the condensed consolidated balance sheets (see Note 8 for additional information). As of March 31, 2019, the remaining amount of accrued restructuring for contract termination costs was nominal.

15. Subsequent Events

Acquisition of Usabilla Holding B.V.

On February 27, 2019, the Company entered into an Agreement to purchase all the outstanding shares of Usabilla Holding B.V. (“Usabilla”), a Dutch voice of customer technology company that offers its customers products to help

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

improve their customers’ online experience by generating and processing user feedback via targeted surveys on websites, in mobile apps and emails. The Company expects the acquisition of Usabilla to complement and expand its enterprise-grade product offering. The acquisition closed on April 1, 2019 and will be accounted for as a business combination in the second quarter of 2019. On the closing date, the company issued 1,944,211 shares of its common stock pursuant to the terms of the Agreement. The estimated total purchase price for Usabilla is approximately $84.3 million, of which $54.2 million was paid as cash consideration at the closing date. Certain disclosures required by ASC Topic 805 – Business Combinations have been omitted because the initial accounting for this acquisition was incomplete at the time of the filing of this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Forward-Looking Statements,”, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Additionally, our unaudited results for the interim periods presented may not be indicative of the results to be expected for any full year period. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

Overview

We were founded in 1999 and are a leading global provider of survey software products that enable organizations to engage with their key constituents, including their customers, employees and the markets they serve. Our mission is to power curious individuals and organizations to measure, benchmark and act on the opinions that drive success. Our People Powered Data platform enables conversations at scale to deliver impactful customer, employee and market insights to our over 17 million active users globally.

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

Our business model

Our self-serve offering underpins a powerful, capital efficient business model that is fueled by the virality of our products. We believe our brand is synonymous with high-quality, easy to use products. The strength of our brand enables us to rapidly and cost-effectively acquire new users through free organic searches, paid online marketing and word of mouth referrals. Our survey platform and purpose-built solutions can be used without costly implementation, professional services or training, and anyone can create a survey in minutes. Our free basic survey product allows users to design and send simple surveys to collect and analyze feedback. Users and respondents can access our survey platform on a broad range of desktop and mobile devices, and surveys can be distributed through multiple channels, such as email, web, mobile, messaging apps and social media. Users often share results and collaborate with others, who are then attracted to our survey platform and frequently sign up as new users. Every person who takes a survey is a potential future customer, and we seek to capitalize on that opportunity through end of survey marketing designed to engage further with respondents and encourage them to create accounts and become new users. We invest in new features and improvements to our product functionality as well as targeted marketing campaigns to drive conversion of unpaid users to paid users. As a result, we have a predictable, high-visibility revenue model where we generate more than 90% of our revenue from sales of subscriptions to our products. We have a broad and diverse customer base and no customer represented more than 1% of our revenue in any of the periods presented.

We supplement our self-serve channel with a targeted sales effort to upsell organizations to SurveyMonkey Enterprise, to expand deployments of SurveyMonkey Enterprise within organizations and to cross-sell purpose-built solutions within organizations. We believe our existing user base represents a significant opportunity to expand our business and increase our revenue. We have 670,862 paying users in more than 350,000 organizational domains and believe the individual paying users within organizational domains represent an opportunity to significantly increase conversion from individual subscriptions to our enterprise offerings.

Key Business Metric

We review a number of operating and financial metrics, including the following key metric to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions.

	As of March 31,
	2019	2018
Paying users	670,862	610,457

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

Non-GAAP Financial Measures

We believe that, in addition to our results determined in accordance with GAAP, average revenue per paying user, free cash flow and adjusted EBITDA, all of which are non-GAAP financial measures, are useful in evaluating our business, results of operations and financial condition.

	Three Months Ended March 31,
(in thousands, except ARPU)	2019	2018
Average revenue per paying user ("ARPU")	$423	$390
Free cash flow	4,072	2,243
Adjusted EBITDA	8,465	12,568

Average revenue per paying user

We define average revenue per paying user as core revenue divided by the average number of paying users during the period. For interim periods, we use annualized core revenue which is calculated by dividing the core revenue for the period by the number of days in that period and multiplying this value by 365 days. We calculate the average number of paying users by adding the number of paying users as of the end of the prior period to the number of paying users as of the end of the current period, and then dividing by two. We consider ARPU to be an important measure because it helps illustrate underlying trends in our business by showing investors the changes in per-user revenue, which is a reflection of our ability to successfully upsell or cross-sell our products and purpose-built solutions. ARPU has limitations as an analytic tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures. Some of the limitations of ARPU are that it is a calculation that does not reflect revenue from the non-self-serve portion of our SurveyMonkey Audience solution in any of the periods presented, and also does not reflect expenses that we incurred to generate revenue that is excluded from core revenue.

Free cash flow

We define free cash flow as GAAP net cash provided by operating activities less purchases of property and equipment, and capitalized internal-use software. We consider free cash flow to be an important measure because it measures our liquidity after deducting capital expenditures for purchases of property and equipment and capitalized software development costs, which we believe provides a more accurate view of our cash generation and cash available to grow our business. For the three months ended March 31, 2019 and 2018, our free cash flow included cash payments for interest on our long-term debt of $3.4 million and $5.1 million, respectively. We expect our free cash flow to increase as we reduce cash paid for interest on our long-term debt following the partial repayment of the outstanding indebtedness under our credit facilities of $101.3 million in the fourth quarter of 2018. We expect to generate positive free cash flow over the long term. Free cash flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. Some of the limitations of free cash flow are that free cash flow does not reflect our future contractual commitments and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by operating activities:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$7,803	$5,763
Purchases of property and equipment, net	(581)	(880)
Capitalized internal-use software	(3,150)	(2,640)
Free cash flow	$4,072	$2,243

Adjusted EBITDA

We define adjusted EBITDA as net loss excluding interest expense, provision for (benefit from) income taxes, depreciation and amortization, other non-operating (income) expenses, net, stock-based compensation and restructuring. We consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that are not indicative of the core operating performance of our business that are excluded from adjusted EBITDA. Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures. Some of the limitations of adjusted EBITDA are that it excludes recurring expenses for interest payments, does not reflect the dilution that results from stock-based compensation, and does not reflect the cost to replace depreciated property and equipment. It may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net loss	$(17,777)	$(14,717)
Provision for (benefit from) income taxes	(138)	300
Other non-operating (income) expenses, net	(1,979)	(633)
Interest expense(1)	3,659	7,094
Depreciation and amortization	9,655	11,979
Stock-based compensation, net	15,111	8,540
Restructuring	(66)	5
Adjusted EBITDA	$8,465	$12,568

(1)

For the three months ended March 31, 2019, amount includes solely interest expense on our credit facilities. For the three months ended March 31, 2018, amount includes interest expense on our credit facilities and financing lease obligations related to our corporate headquarters.

As further discussed in Note 2 to the condensed consolidated financial statements, we adopted the requirements of ASC 842 as of January 1, 2019 using the transition method that allowed for recognition of the cumulative-effect adjustments at the beginning of the adoption period. As such, comparability of Adjusted EBITDA is limited due to the different bases of accounting being applied in the periods presented. Prior to the adoption of ASC 842, we accounted for our San Mateo building lease pursuant to ASC 840 and, as of December 31, 2018, had capitalized $71.8 million of building cost and recognized $92.0 million of financing obligation on leased facility pursuant to the requirements of ASC 840. The periodic lease payments were primarily classified as interest expense and periodic depreciation expense was recognized for the capitalized building asset in the condensed consolidated statements of operations. Upon adoption of ASC 842, the amounts previously recorded in our condensed consolidated balance sheet related to our San Mateo building was derecognized on the adoption date. Additionally, lease payments for our San Mateo building lease will be accounted for as lease expense in our condensed consolidated statements of operations and building depreciation is no longer recognized.

ARPU, free cash flow and adjusted EBITDA are presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP.

2017 Restructurings

In 2017, we restructured our business to focus on our core products, increase operating efficiency and reduce costs over the long-term. In November 2017, in conjunction with the hiring of our new Chief Sales Officer, we implemented a plan to centralize our U.S. salesforce in our San Mateo, California headquarters. In November 2016, we implemented a plan to wind down the operations of a previously acquired business. We recognized aggregate restructuring costs of $5.1 million and was primarily lease termination costs and employee severance, of which $0.1 million was reversed during the three months ended March 31, 2019, $3.5 million was recognized during the year ended December 31, 2018 and $1.7 million was recognized in the year ended December 31, 2017. Restructuring costs incurred during 2018 were primarily due to the changes in estimated contract termination costs resulting from lower estimated sublease cash payments, and related leasehold impairment costs as we estimated that the leasehold improvements at the vacated facility would not be recoverable from the estimated sublease cash flows. The restructuring costs incurred during the three months ended March 31, 2019 were primarily due to the changes in estimated contract termination costs.

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

Cost of Revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products to our users. These expenses generally consist of infrastructure costs, personnel costs and other related costs. Infrastructure costs generally include expenses related to the operation of our data centers, such as data center equipment depreciation, facility costs (such as co-location rentals), amortization of capitalized software, payment processing fees, website hosting costs, external sample costs and charitable donations associated with our SurveyMonkey Audience solution. Personnel costs include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses for employees whose primary responsibilities relate to supporting our infrastructure and delivering user support. Other related costs include amortization of acquired developed technology intangible assets and allocated overhead. We plan to continue investing in additional resources to enhance the capability and reliability of our infrastructure to support user growth and increased use of our products. We expect that cost of revenue, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that cost of revenue will decrease as a percentage of revenue in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” stock-based compensation expenses included in our cost of revenue increased significantly in absolute dollars during the three months ended March 31, 2019 due to the completion of our IPO.

Research and Development. Research and development expenses primarily include personnel costs, costs for third-party consultants, depreciation of equipment used in research and development activities and allocated overhead. Personnel costs for our research and development organization include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses. Our research and development efforts focus on maintaining and enhancing existing products and adding new products. Except for costs associated with the development of internal-use software, research and development costs are expensed as incurred. We expect that research and development expenses, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that research and development expenses will remain relatively constant as a percentage of revenue in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” our research and development expenses increased significantly in absolute dollars during the three months ended March 31, 2019 due to the completion of our IPO.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs, costs related to brand campaigns, paid marketing, amortization of acquired trade name and customer relationship intangible assets and allocated overhead. Personnel costs for our sales and marketing organization include salaries, bonuses, sales commissions, stock-based compensation, other employee benefits and travel-related expenses. Sales commissions earned by our sales personnel, including any related payroll taxes, that are considered to be incremental and recoverable costs of obtaining a customer contract are deferred and amortized over an estimated period of benefit of generally four years. We expect that sales and marketing expenses, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and increase as a percentage of revenue in the near term. We expect that sales and marketing expenses will vary from period to period in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” our sales and marketing expenses increased significantly in absolute dollars during the three months ended March 31, 2019 due to the completion of our IPO.

General and Administrative. General and administrative expenses primarily include personnel costs for legal, finance, human resources and other administrative functions, as well as certain executives. Personnel costs for our general and administrative staff include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses. In addition, general and administrative expenses include outside legal, accounting and other professional fees, non-income-based taxes and allocated overhead. We expect that general and administrative expenses, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that general and administrative expenses will decrease as a percentage of revenue in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” our general and administrative expenses increased significantly in absolute dollars during the three months ended March 31, 2019 due to the completion of our IPO.

Restructuring. Restructuring expenses primarily include personnel costs and other related costs. Personnel costs related to the restructurings include severance payments, stock-based compensation and other benefits. For periods prior to the adoption of ASC 842, restructuring expenses also included lease termination expenses (which are primarily non-cancellable lease costs from vacated facilities). See “—2017 Restructurings” above for additional information.

Interest Expense

We adopted the requirements of ASC 842 as of January 1, 2019 using the modified retrospective transition method that allowed for recognition of the cumulative-effect adjustments at the beginning of the adoption period. Subsequent to our adoption of ASC 842, interest expense consists of interest on our credit facilities. Prior to our adoption of ASC 842, interest expense consisted of interest on credit facilities and financing obligations related to our corporate headquarters. We expect future interest expense to decrease resulting from following the repayment of a portion of our outstanding indebtedness under our credit facilities in the fourth quarter of 2018 and with our adoption of ASC 842. For additional information regarding our credit facilities, see Note 10, and for additional information regarding our adoption of ASC 842, see Notes 2 and 8, respectively, of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net consists primarily of interest income, net foreign currency exchange losses, gain on sale of private company investments and other gains and losses.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets that we have determined are not realizable on a more likely than not basis. For additional information regarding our income taxes, see Note 11 of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenue	$68,641	$58,491
Cost of revenue(1)(2)	17,530	18,063
Gross profit	51,111	40,428
Operating expenses:
Research and development(1)	20,806	17,940
Sales and marketing (1)(2)	26,050	17,421
General and administrative(1)	20,556	13,018
Restructuring	(66)	5
Total operating expenses	67,346	48,384
Loss from operations	(16,235)	(7,956)
Interest expense	3,659	7,094
Other non-operating income (expense), net	1,979	633
Loss before income taxes	(17,915)	(14,417)
Provision for (benefit from) income taxes	(138)	300
Net loss	$(17,777)	$(14,717)

(1)	Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Cost of revenue	$1,096	$658
Research and development	4,766	3,447
Sales and marketing	2,780	768
General and administrative	6,469	3,667
Stock-based compensation, net of amounts capitalized	$15,111	$8,540

(2)	Includes amortization of acquisition intangible assets as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Cost of revenue	$488	$488
Sales and marketing	537	604
Amortization of acquisition intangible assets	$1,025	$1,092

	Three Months Ended March 31,
	2019	2018
Revenue	100%	100%
Cost of revenue	26%	31%
Gross profit	74%	69%
Operating expenses:
Research and development	30%	31%
Sales and marketing	38%	30%
General and administrative	30%	22%
Restructuring	—%	—%
Total operating expenses	98%	83%
Loss from operations	(24)%	(14)%
Interest expense	5%	12%
Other non-operating income (expense), net	3%	1%
Loss before income taxes	(26)%	(25)%
Provision for (benefit from) income taxes	—%	1%
Net loss	(26)%	(25)%

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenue and cost of revenue

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Revenue	$68,641	$58,491	$10,150	17%
Cost of revenue	17,530	18,063	(533)	(3)%
Gross profit	$51,111	$40,428	$10,683	26%
Gross margin	74%	69%

Revenue increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a 10% increase in the number of paying users from 610,457 as of March 31, 2018 to 670,862 as of March 31, 2019. The increase in revenue was also due in part to an 8% increase in ARPU from $390 as of March 31, 2018 to $423 as of March 31, 2019.

Cost of revenue decreased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a $2.1 million decrease in capitalized software amortization partially offset by a $1.4 million increase in personnel costs (including stock-based compensation of $0.6 million) due primarily to headcount growth and a $0.2 million increase in payment processing expenses due to increased sales.

As a result of the increase in our revenue, as well as decrease in cost of revenue, our gross margin increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Research and development

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Research and development	$20,806	$17,940	$2,866	16%

Research and development expenses increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a $2.9 million increase in personnel costs (including stock-based compensation of $1.7 million) due primarily to headcount growth.

Sales and marketing

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Sales and marketing	$26,050	$17,421	$8,629	50%

Sales and marketing expenses increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a $5.0 million increase in personnel costs (including stock-based compensation of $1.9 million) due primarily to headcount growth, an increase of $1.8 million in costs related to brand campaigns and paid marketing, a $1.4 million increase in facilities and a $0.4 million increase in professional services.

General and administrative

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
General and administrative	$20,556	$13,018	$7,538	58%

General and administrative expenses increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a $4.6 million increase in personnel costs (including stock-based compensation of $2.9 million) primarily due to headcount growth, a $1.7 million increase in outside legal, accounting and other professional fees and an increase of $1.0 million in other office expenses.

Restructuring

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Restructuring	$(66)	$5	$(71)	(1420)%

Restructuring expenses decreased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to the changes in the lease termination costs during the three months ended March 31, 2019 related to our November 2017 Plan.

Interest expense

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Interest expense	$3,659	$7,094	$(3,435)	(48)%

Interest expense decreased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to lower debt balances during the three months ended March 31, 2019 relative to the prior year and due to the adoption of ASC 842 (where the financing obligation on leased facility was derecognized). For additional information regarding our credit facilities, see Note 10, and adoption of ASC 842, see Notes 2 and 8, respectively, of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other non-operating income (expense), net

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Other non-operating income (expense), net	$1,979	$633	$1,346	213%

Other non-operating income (expense), net increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an increase in interest income of $0.9 million resulting from higher average cash balances and a $0.2 million increase in foreign currency gains.

Provision for (benefit from) income taxes

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Provision for (benefit from) income taxes	$(138)	$300	$(438)	(146)%
Effective tax rate	1%	(2)%

The provision for income taxes decreased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to additional foreign tax credits.

Seasonality

We have historically experienced seasonality in terms of when we enter into subscription agreements with customers. We typically enter into a lower percentage of agreements with new customers, as well as renewal agreements with existing customers, during the summer months and during the holiday season in the second and fourth quarter of each year.

Liquidity and Capital Resources

As of March 31, 2019 and December 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $165.9 million and $153.8 million, respectively, all of which were bank deposits as well as cash to be received from customers and cash available under our credit facilities.

Since our inception, we have financed our operations primarily through sales of equity securities, including our recently completed IPO and concurrent private placement, and payments received from our customers and our credit facilities in the form of revolving lines of credit. On September 28, 2018, we closed our IPO and concurrent private placement and received aggregate net proceeds of $225.3 million after deducting underwriters’ discounts and commissions and offering expenses. In October 2018, we entered into the 2018 Credit Facility, comprising a $220.0 million Term Loan and $75.0 million revolving credit facility. Upon execution of the 2018 Credit Facility, we utilized a portion of our IPO proceeds to repay $101.3 million of debt outstanding under our previous credit facility. Periodic principal payments of $550,000 are due quarterly on the Term Loans with any remaining principal amounts due on October 10, 2025. On April 1, 2019, we closed our acquisition of Usabilla Holding B.V. The estimated total purchase price for Usabilla is approximately $84.3 million, of which $54.2 million was paid as cash consideration at the closing date.

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

A significant majority of our customers pay in advance for annual subscriptions, which is a substantial source of cash. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which we recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2019 and December 31, 2018, we had deferred revenue of $111.1 million and $101.5 million, respectively, a substantial majority of which we expect to record as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$7,803	$5,763
Net cash used in investing activities	(2,730)	(2,521)
Net cash used provided by (used in) financing activities	7,090	(2,514)
Effects of exchange rate changes on cash	(44)	—
Net increase in cash, cash equivalents and restricted cash	$12,119	$728

Cash Flows from Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions to our products. Our primary uses of cash in operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. Historically, we have generated positive cash flows from operating activities. Net cash provided by operating activities is impacted by our net loss adjusted for certain non-cash items, including depreciation and amortization expenses, stock-based compensation, deferred income taxes, as well as the effect of changes in operating assets and liabilities.

During the three months ended March 31, 2019, cash provided by operating activities was $7.8 million, primarily due to our net loss of $17.8 million, adjusted for non-cash charges of $26.8 million and net cash outflows of $1.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by a $9.6 million increase in deferred revenue and a $3.0 million increase in accounts payable and accrued liabilities, partially offset by cash used for prepaid expenses and other assets of $2.2 million, accrued compensation of $8.4 million and an increase in operating lease liabilities of $3.4 million.

During the three months ended March 31, 2018, cash provided by operating activities was $5.8 million, primarily due to our net loss of $14.7 million, adjusted for non-cash charges of $20.1 million and net cash inflows of $0.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by a $9.7 million increase in deferred revenue, a $1.1 million increase in accounts payable and accrued liabilities, offset by a decrease in accrued compensation of $7.5 million, prepaid expenses and other assets of $1.9 million, as well as a decrease in accounts receivable and accrued interest on financing lease obligation of $1.1 million.

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

Net cash used in investing activities during the three months ended March 31, 2019 of $2.7 million was primarily attributable to purchases of property and equipment of $0.5 million to support additional office space and headcount, and the capitalization of internal-use software costs of $3.2 million associated with the development of additional features and functionality of our platform, which was partially offset by proceeds from the sales of investment in privately held companies and other property of $1.0 million.

Net cash used in investing activities during the three months ended March 31, 2018 of $2.5 million was primarily attributable to purchases of property and equipment of $0.9 million to support additional office space and headcount, and the capitalization of internal-use software costs of $2.6 million associated with the development of additional features and functionality of our platform, which was partially offset by proceeds from the sales of investment in privately held companies and other property of $1.0 million.

Cash Flows from Financing Activities

Cash provided by financing activities during the three months ended March 31, 2019 of $7.1 million was primarily attributable to proceeds from the exercise of stock options of $7.6 million partially offset by the principal payments on our credit facilities of $0.5 million.

Cash used in financing activities during the three months ended March 31, 2018 of $2.5 million was primarily due to cash paid of $1.8 million for the satisfaction of tax withholding obligations for the release of RSUs and principal payments on our credit facilities of $0.7 million.

Contractual Obligations

Our principal commitments consist of obligations under our credit facilities and operating leases for office space. As of March 31, 2019, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Credit facilities(1)	$218,900	$1,650	$2,200	$2,200	$2,200	$2,200	$208,450
Interest payments on credit facilities(1)	86,656	10,291	13,576	13,401	13,263	13,126	22,999
Operating leases(2)	127,487	9,473	12,242	11,917	12,296	12,728	68,831
Total contractual obligations	$433,043	$21,414	$28,018	$27,518	$27,759	$28,054	$300,280

(1)

Represents the principal balances and related interest payments to be paid in connection with our 2018 Credit Facility. Interest payments on our 2018 Credit Facility are based upon the applicable interest rates as of March 31, 2019 and are subject to change in future periods. For additional information regarding our credit facilities, see Note 10 of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(2)

Primarily consists of future non-cancelable minimum rental payments under operating leases for our corporate headquarters and our other facilities. The amounts above exclude expected sublease payments to be received of approximately $9.3 million. For additional information regarding our operating lease obligations, see Note 8 of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition to commitments above, we have open non-cancellable purchase orders for the procurement of goods and services in the ordinary course of business totaling $14.0 million to be received through 2024.

Significant Impacts of Stock-Based Compensation

In the second quarter of 2015, we began granting Performance RSUs that vest upon the satisfaction of both a service condition and a performance vesting condition, which performance vesting condition occurred upon the effectiveness of the registration statement for our IPO on September 25, 2018. As a result, we recognized the cumulative amount of unrecognized stock-based compensation expense of $89.9 million for services already rendered using the accelerated attribution method. As a result, our stock-based compensation expense is higher for the three months ended March 31, 2019 relative to the three months ended March 31, 2018 due in part to the fact that expense recognition is no longer deferred and contingent upon factors other than employee service. As of March 31, 2019, the remaining unamortized stock-based compensation related to Performance RSUs was $19.8 million, which we expect to recognize on an accelerated basis over the remaining weighted-average requisite service periods of 1.4 years. See Notes 2 and 7, of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our stock-based compensation accounting policy and information about our equity incentive plans.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below. Except for the addition of “Operating Lease Incremental Borrowing Rate” discussed below, there have been no other material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Operating Lease Incremental Borrowing Rate

We lease certain equipment and facilities that expire at various dates through 2028. At contract inception, we perform an evaluation to determine if a lease arrangement conveys the right to control the use of identified property, plant or equipment. To the extent such rights of control are conveyed, we further make an assessment as to the applicable lease classification. The identification of specified assets and determination of appropriate lease classification may require the use of management judgement. Pursuant to ASC 842, we are required to record ROU assets and lease liabilities and on our consolidated balance sheets at lease commencement, which is initially measured as the present value of the total lease payments not yet paid discounted and based on the more readily determinable of (i) the rate implicit in the lease or (ii) our incremental borrowing rate (“IBR’), which is the estimated rate we would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. We estimate our IBR based on an analysis of publicly traded debt securities of companies with credit and financial profiles similar to our own. Additionally, measurement of the ROU assets based on the initial lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs we incur and (iii) tenant incentives under the lease, if any. We begin recognizing lease expense when the lessor makes the underlying asset available to us and we do not allocate consideration between lease and non-lease components. Further, we do not assume renewals or early terminations unless we are reasonably certain to exercise these options at commencement.

Recent Accounting Pronouncements

See Note 2 of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

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

From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. To date, we have not entered into any material derivative financial instruments. During the three months ended March 31, 2019 and 2018, we did not have any material amount of derivative financial instruments. A hypothetical 10% change in foreign currency exchange rates for the three months ended March 31, 2019 applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents of $165.9 million and $153.8 million, respectively, which consisted primarily of bank deposits. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of March 31, 2019, a hypothetical 10% change in interest rates would have not had a material impact on our financial statements.

As of March 31, 2019 and December 31, 2018, we had borrowings under our credit facilities comprising of $218.9 million and $219.5 million aggregate principal value, respectively. Loans under the credit facilities accrue interest based upon, at our option, either at an ABR or a Eurocurrency rate, in each case plus an applicable margin. As of March 31, 2019, a 100 basis point increase in the ABR would result in an increase in interest payments on our debt of $3.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive and financial officer has concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive and financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings, claims and litigation arising in the ordinary course of business, which may include, but is not limited to, patent and privacy matters, labor and employment claims, class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Periodically, we evaluate developments in our legal matters and record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and our judgment may be incorrect.

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

Additionally, many of our users initially register to use our free basic survey product. We strive to demonstrate the value of our products to our registered users, thereby encouraging them to convert to paying users through end-of-survey marketing. We have over 17 million active users, of which 670,862 are currently paying users. The actual number of unique users may be lower than we report as one person could count as multiple, active users or paying users. For example, if an individual paying user also had a designated seat in a SurveyMonkey Enterprise deployment, we would count that person as two paying users. As a result, we may have fewer unique users that we may be able to convert, upsell or cross-sell. Our inability to determine the number of our unique users is a limitation in the data that we measure and may adversely affect our understanding of certain aspects of our business and make it more challenging to manage our business. A majority of our active users may never convert to a paying user, and if we are unable to convert free users to paying users, our business, results of operations and financial condition could suffer.

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

These competitors vary in size, and many have significantly greater financial, marketing and product development resources than we have, larger sales and marketing budgets and resources, broader distribution or established relationships or lower labor and research and development costs. We also compete with offline methods of information collection, such as pen-and-paper surveys, telephone surveys, forms and applications and less-automated methods such as email. Our competitors may devote greater resources and time on developing and testing products and solutions, undertake more extensive marketing campaigns and partnerships, adopt more aggressive pricing policies or otherwise develop more commercially successful products and solutions than we do. Our competitors may have preexisting relationships which required significant upfront investment by the customer, and these customers may prefer to continue existing and established relationships rather than adopt our survey platform. We cannot assure that we will be able to increase or maintain the large user base that we currently enjoy.

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

We have incurred substantial indebtedness, and as of March 31, 2019, our total aggregate indebtedness was approximately $218.9 million of principal outstanding. We also have, and will continue to have, significant lease obligations. As of March 31, 2019, our total aggregate obligations under our long-term leases was $127.5 million. Our payments on our outstanding indebtedness and lease obligations are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness and lease obligations would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit facilities and agreements governing our other indebtedness and lease obligations and may impact our ability to pay or refinance our indebtedness or lease obligations as they come due, which would adversely affect our business, results of operations and financial condition.

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

We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of March 31, 2019, approximately 36% of our employees had been with us for less than one year and approximately 20% for more than one year but less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other internet, software and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-hiring, especially given overall macroeconomic risks, or over-compensating employees and the challenges of integrating a growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have expanded our operating and financing lease obligations and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be adversely affected.

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

We conduct our business in over 190 countries and territories around the world and a significant portion of our transactions outside of the United States are denominated in foreign currencies. As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates and any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our operating margins. Exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability and hinder our ability to predict our future results and earnings. For example, because we recognize revenue over time, exchange rate fluctuations at one point in time may have a negative impact in future quarters. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition. Additionally, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During the three months ended March 31, 2019 and 2018, we did not have any material amount of derivative financial instruments.

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

We have incurred net losses on an annual basis since our reincorporation. We incurred net losses of approximately $17.8 million and $14.7 million during the three months ended March 31, 2019 and 2018, respectively, and we had an accumulated deficit of approximately $347.4 million as of March 31, 2019. As we strive to grow our business, we expect expenses to increase in the near term, particularly as we continue to make investments to scale our business. For example, we are actively investing in our sales team, and we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. We also expect our research and development expenses to increase as we plan to continue to hire employees for our engineering, product and design teams to support these efforts. In addition, we will incur additional general and administrative expenses to support both our growth as well as our transition to being a publicly traded company. These investments may not result in increased revenue or growth in our business. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our survey platform, the entry of competitive survey platforms or other products or the success of existing competitive products and solutions. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business, results of operations and financial condition would be adversely affected.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2018, we had $162.2 million of federal and $63.8 million of state net operating loss carryforwards available to reduce future taxable income, which began to expire during 2019. As of December 31, 2018, we had federal research and development credits of $14.7 million which will begin to expire in 2032; state research and development credits of $10.8 million which will carryforward indefinitely; and foreign research and development credits of $1.1 million which will begin to expire in 2037. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Based on analysis performed, we have concluded that approximately $37.1 million of net operating loss carryforwards from companies we have previously acquired are subject to limitation under Section 382 of the Code. At this time, for our non-acquired net operating losses, we have not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since our formation. We may have experienced various ownership changes, as defined by the Code, as a result of past financing transactions (or other activities), and we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. Accordingly, our ability to utilize the aforementioned carryforwards may be limited.

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

In the past, we have acquired a number of companies and we may in the future make acquisitions to add employees, complementary companies, products, solutions, technologies or revenue. These transactions could be material to our results of operations and financial condition. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

These risks or other problems encountered in connection with our acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and adversely affect our business generally. For example, following our acquisition of Renzu, Inc. in May 2015, we subsequently determined that its mobile measurement and analytics product line was not a strategic fit and we implemented a plan to wind down the operations.

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

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to deferred commissions, stock-based compensation and business combination and valuation of goodwill and acquired intangible assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officer. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls.

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

Generally accepted accounting principles in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example:

•

In May 2014, the FASB issued ASC 606, which superseded nearly all existing revenue recognition guidance. We adopted the requirements of ASC 606 as of January 1, 2018, utilizing the full retrospective method of transition. As such, ASC 606 is reflected in our financial results for all periods presented in this Quarterly Report on Form 10-Q. The adoption of ASC 606 primarily resulted in changes to our accounting policies for revenue recognition and deferred commissions, which we believe to be critical accounting policies. We previously expensed commissions that are now deferred, but overall the impact of adopting ASC 606 was not material to revenue.

•

In February 2016, the FASB issued ASC 842, which supersedes the guidance in ASC 840 and generally requires companies to recognize operating and financing lease liabilities and corresponding ROU assets on the balance sheet. We adopted the requirements of ASC 842 as of January 1, 2019, utilizing the modified retrospective method of transition. The adoption of ASC 842 primarily resulted in changes to the lease classification of our San Mateo facility whereby the lease payments associated with our San Mateo facility will be treated as operating expense in the condensed consolidated statements of operations. Prior to adoption of ASC 842, such lease payments were primarily included in interest expense in the condensed consolidated statements of operations. Additionally, upon adoption of ASC 842 using the permitted transition methods, we have recognized significant right-of-use assets and corresponding liabilities in our condensed consolidated balance sheets on a prospective basis and previously reported results are unchanged.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We had 128,059,668 shares of capital stock outstanding as of March 31, 2019 that are generally freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our insiders and subject to periodic “blackout” periods, or held by our “affiliates” as defined in Rule 144 under the Securities Act.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended March 31, 2019, we issued 15,971 shares of common stock valued at approximately $14.49 per share. We neither received nor paid any commissions in connection with the issuance of these securities. We believe that the issuance of such securities was exempt from the registration requirements of the Securities Act, pursuant to the provisions of Section 4(a)(2) of the Securities Act. The recipient had adequate access to information about us and the sale of these securities was made without any general solicitation or advertising.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-38664	3.1	February 26, 2019
3.2	Third Amended and Restated Bylaws of the Registrant.	S-1	333-227099	3.4	August 29, 2018
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-227099	4.1	September 13, 2018
31.1†

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SVMK Inc.

Date: May 8, 2019	By:	/s/ Alexander J. Lurie
Alexander J. Lurie
Chief Executive Officer, Interim Chief Financial Officer and Director (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)