Form 10-Q
period 2019-06-30
SVMK Inc.
filed 2019-08-06
CIK 1739936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares of registrant’s common stock outstanding as of August 1, 2019 was: 133,076,983.

SVMK Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2019

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract new users or convert registered users to paying users;
•	our ability to retain paying users;
•	our ability to convert organizations to SurveyMonkey Enterprise customers;
•	our ability to maintain and improve our products;
•	our ability to upsell and cross-sell within our existing customer and user base;
•	our future financial performance, including trends in revenue, costs of revenue, gross profit or gross margin, operating expenses, capital expenditures and paying users;
•	possible harm caused by significant disruption of service or loss or unauthorized access to users’ data;
•	our ability to prevent serious errors or defects in our products;
•	our ability to respond to rapid technological changes;
•	our ability to compete successfully;
•	our ability to protect our brand;
•	the demand for our survey platform or for survey software solutions in general;
•	our expectations and management of future growth;
•	our ability to accelerate growth with the introduction and scaling of a significant outbound salesforce;
•	our ability to attract large organizations as users;
•	our ability to attract and retain key personnel and highly qualified personnel;
•	our ability to manage our international expansion;
•	our ability to obtain adequate commercial space as our workforce grows;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to effectively integrate our products and solutions with others;
•	our ability to achieve or maintain profitability;
•	our ability to manage our outstanding indebtedness;
•	our ability to successfully identify, acquire and integrate companies and assets, including Usabilla;
•	our ability to offer high-quality customer support;
•	the increased expenses associated with being a public company; and
•	our anticipated uses of net proceeds from our recent public offering and the concurrent private placement.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SVMK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except par value)	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$154,546	$153,807
Accounts receivable, net of allowance of $71 and $115	11,102	7,336
Deferred commissions, current	2,636	1,981
Prepaid expenses and other current assets	9,772	7,081
Total current assets	178,056	170,205
Property and equipment, net	42,526	117,718
Operating lease right-of-use assets	61,478	—
Capitalized internal-use software, net	34,445	33,280
Acquisition intangible assets, net	21,456	9,324
Goodwill	409,772	336,861
Deferred commissions, non-current	4,823	3,317
Other assets	8,607	8,643
Total assets	$761,163	$679,348
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,037	$2,804
Accrued expenses and other current liabilities	11,833	9,692
Accrued compensation	15,066	20,070
Deferred revenue	124,334	101,236
Operating lease liabilities, current	6,910	—
Debt, current	1,900	1,900
Total current liabilities	163,080	135,702
Deferred tax liabilities	6,181	4,246
Debt, non-current	214,565	215,515
Financing obligation on leased facility	—	92,009
Operating lease liabilities, non-current	82,763	—
Other non-current liabilities	5,045	12,493
Total liabilities	471,634	459,965
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock ($0.00001 par value; 100,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.00001 par value; 800,000 shares authorized; 132,776 and 125,818 shares issued and outstanding)	1	1
Additional paid-in capital	654,857	551,937
Accumulated other comprehensive income (loss)	501	(287)
Accumulated deficit	(365,830)	(332,268)
Total stockholders’ equity	289,529	219,383
Total liabilities and stockholders’ equity	$761,163	$679,348

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Revenue	$75,139	$62,696	$143,780	$121,187
Cost of revenue(1)(2)	19,047	17,691	36,577	35,754
Gross profit	56,092	45,005	107,203	85,433
Operating expenses:
Research and development(1)	22,407	16,292	43,213	34,232
Sales and marketing (1)(2)	29,689	19,879	55,739	37,300
General and administrative(1)	19,746	13,400	40,302	26,418
Restructuring	—	28	(66)	33
Total operating expenses	71,842	49,599	139,188	97,983
Loss from operations	(15,750)	(4,594)	(31,985)	(12,550)
Interest expense	3,647	7,591	7,306	14,685
Other non-operating income (expense), net	575	(282)	2,554	351
Loss before income taxes	(18,822)	(12,467)	(36,737)	(26,884)
Provision for (benefit from) income taxes	(344)	(4)	(482)	296
Net loss	$(18,478)	$(12,463)	$(36,255)	$(27,180)
Net loss per share, basic and diluted	$(0.14)	$(0.12)	$(0.28)	$(0.27)
Weighted-average shares used in computing basic and diluted net loss per share	131,099	101,623	128,943	101,419

(1)	Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$991	$646	$2,087	$1,304
Research and development	5,629	2,966	10,395	6,413
Sales and marketing	3,016	1,147	5,796	1,915
General and administrative	5,518	3,993	11,987	7,660
Stock-based compensation, net of amounts capitalized	$15,154	$8,752	$30,265	$17,292

(2)	Includes amortization of acquisition intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$1,403	$488	$1,891	$976
Sales and marketing	766	604	1,303	1,208
Amortization of acquisition intangible assets	$2,169	$1,092	$3,194	$2,184

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net loss	$(18,478)	$(12,463)	$(36,255)	$(27,180)
Other comprehensive income (loss):
Foreign currency translation gains (losses)(1)	807	(255)	788	(262)
Total other comprehensive income (loss)(1)	807	(255)	788	(262)
Total comprehensive loss	$(17,671)	$(12,718)	$(35,467)	$(27,442)

(1)	Net of tax effect which was not material.

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended June 30, 2019

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
March 31, 2019	128,060	$1	$582,652	$(306)	$(347,352)	$234,995
Common stock issued upon stock option exercise	1,629	—	23,219	—	—	23,219
Common stock issued upon vesting of restricted stock units	882	—	—	—	—	—
Common stock issued in connection with acquisition	1,944	—	30,092	—	—	30,092
Common stock issued under employee stock purchase plan	261	—	2,662	—	—	2,662
Stock-based compensation expense	—	—	16,232	—	—	16,232
Comprehensive income	—	—	—	807	—	807
Net loss	—	—	—	—	(18,478)	(18,478)
June 30, 2019	132,776	$1	$654,857	$501	$(365,830)	$289,529

For the three months ended June 30, 2018

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
March 31, 2018	101,564	1	224,655	12	(192,245)	32,423
Common stock issued upon stock option exercise	17	—	177	—	—	177
Common stock issued upon vesting of restricted stock units, net of tax withholding	154	—	(1,453)	—	—	(1,453)
Stock-based compensation expense	—	—	9,180	—	—	9,180
Comprehensive loss	—	—	—	(255)	—	(255)
Net loss	—	—	—	—	(12,463)	(12,463)
June 30, 2018	101,735	$1	$232,559	$(243)	$(204,708)	$27,609

For the six months ended June 30, 2019

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2018	125,818	$1	$551,937	$(287)	$(332,268)	$219,383
Cumulative-effect adjustment upon adoption of ASC 842	—	—	—	—	2,693	2,693
Common stock issued upon stock option exercise	2,957	—	37,638	—	—	37,638
Common stock issued upon vesting of restricted stock units	1,780	—	—	—	—	—
Common stock issued in connection with acquisition	1,944	—	30,092	—	—	30,092
Common stock issued under employee stock purchase plan	261	—	2,662	—	—	2,662
Stock-based compensation expense	—	—	32,296	—	—	32,296
Comprehensive income	—	—	—	788	—	788
Other	16	—	232	—	—	232
Net loss	—	—	—	—	(36,255)	(36,255)
June 30, 2019	132,776	$1	$654,857	$501	$(365,830)	$289,529

For the six months ended June 30, 2018

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2017	101,383	$1	$217,594	$19	$(177,571)	$40,043
Cumulative-effect adjustment upon adoption of ASU 2017-09	—	—	(43)	—	43	—
Common stock issued upon stock option exercise	17	—	178	—	—	178
Common stock issued upon vesting of restricted stock units, net of tax withholding	335	—	(3,218)	—	—	(3,218)
Stock-based compensation expense	—	—	18,048	—	—	18,048
Comprehensive loss	—	—	—	(262)	—	(262)
Net loss	—	—	—	—	(27,180)	(27,180)
June 30, 2018	101,735	$1	$232,559	$(243)	$(204,708)	$27,609

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net loss	$(36,255)	$(27,180)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,545	23,652
Non-cash leases expense	6,059	—
Stock-based compensation expense, net of amounts capitalized	30,265	17,292
Amortization of debt discount and issuance costs	150	484
Deferred income taxes	(415)	295
Gain on sale of a private company investment	(1,001)	(999)
Other	51	176
Changes in assets and liabilities:
Accounts receivable	(1,830)	(814)
Prepaid expenses and other assets	(3,387)	(3,753)
Accounts payable and accrued liabilities	1,996	2,624
Accrued interest on financing lease obligation, net of payments	—	(703)
Accrued compensation	(6,311)	(3,554)
Deferred revenue	18,576	14,511
Operating lease liabilities	(6,731)	—
Net cash provided by operating activities	21,712	22,031
Cash flows from investing activities
Acquisition, net of cash acquired	(53,138)	—
Purchases of property and equipment	(1,335)	(4,809)
Capitalized internal-use software	(6,527)	(5,467)
Proceeds from sale of a private company investment	1,001	999
Net cash used in investing activities	(59,999)	(9,277)
Cash flows from financing activities
Proceeds from stock option exercises	37,593	178
Proceeds from employee stock purchase plan	2,662	—
Employee payroll taxes paid for net share settlement of restricted stock units	—	(3,218)
Repayment of debt	(1,100)	(1,500)
Net cash provided by (used in) financing activities	39,155	(4,540)
Effect of exchange rate changes on cash	(55)	—
Net increase in cash, cash equivalents and restricted cash	813	8,214
Cash, cash equivalents and restricted cash at beginning of period	154,371	35,345
Cash, cash equivalents and restricted cash at end of period	$155,184	$43,559
Supplemental cash flow data:
Interest paid for term debt	$6,913	$10,813
Interest paid for financing obligation on leased facility	$—	$4,076
Cash paid for operating leases	$6,731	$—
Income taxes paid	$676	$50
Non-cash investing and financing transactions:
Fair value of common stock issued as acquisition consideration	$30,092	$—
Stock compensation included in capitalized software costs	$2,031	$756
Accrued unpaid capital expenditures	$321	$2,098
Lease liabilities arising from obtaining right-of-use assets	$2,477	$—
Derecognized financing obligation related to building due to adoption of ASC 842	$92,009	$—
Derecognized building due to adoption of ASC 842	$71,781	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Company Overview and Basis of Presentation

Business

SVMK Inc. (the “Company”) is a global provider of survey software products and purpose-built solutions. The Company was incorporated in 2011 as a Delaware corporation and is the successor to operations originally begun in 1999. The Company’s headquarters are located in the United States and its international operations are primarily based in Ireland, Canada and the Netherlands.

Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of June 30, 2019, the statements of operations, comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018 are unaudited. Such condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These condensed consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain other prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect our results of operations or operating, investing and financing cash flows.

These condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2019, the results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual periods.

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

Related Party Transactions

Certain members of the Company’s Board of Directors (“Board”) serve as board members, are executive officers of and/or (in some cases) are investors in companies that are customers and/or vendors of the Company. The Company recognized revenue from sales of its products to a substantial stockholder of $0.4 million and $0.8 million during the three and six months ended June 30, 2019, respectively, and $0.4 million and $0.8 million during the three and six months ended June 30, 2018, respectively. Sales to a substantial stockholder represented less than 1% of the Company’s total revenue in each of the periods presented. The Company incurred related party expenses of $0.5 million and $0.8 million during the three and six months ended June 30, 2019, respectively, and $0.2 million and $0.3 million during the three and six months ended June 30, 2018, respectively.

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company records contract liabilities to deferred revenue when cash payments are received or due. Deferred revenue consists of the unearned portion of customer billings.

The Company recognized into revenue $36.9 million and $68.3 million during the three and six months ended June 30, 2019, respectively, and $24.8 million and $62.6 million during the three and six months ended June 30, 2018, respectively, that was included in the deferred revenue balances at the beginning of each respective periods.

As of June 30, 2019, future estimated revenue related to performance obligations that are unsatisfied or partially unsatisfied at the end the reporting period was $140.1 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Deferred Commissions

Certain commissions earned by the Company’s salesforce are considered to be incremental and recoverable costs of obtaining a contract with a customer. Such costs are deferred and amortized on a straight-line basis over their estimated period of benefit which is generally estimated as four years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortization of deferred commissions, included in sales and marketing expense line within the statements of operations was $0.6 million and $1.2 million during the three and six months ended June 30, 2019, respectively, and $0.4 million and $0.7 million during the three and six months ended June 30, 2018, respectively. There was no impairment loss in relation to the deferred commissions for any period presented.

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

Beginning in the second quarter of 2015, the Company granted performance-based restricted stock units (“Performance RSUs”) that vest upon the satisfaction of both a service condition and a Performance Vesting Condition. The Performance Vesting Condition occurred upon the effectiveness of the registration statement for the Company's IPO, which was September 25, 2018. As a result, the Company recognized the cumulative amount of unrecognized stock-based compensation expense of $89.9 million for services already rendered using the accelerated attribution method. As of June 30, 2019, the remaining unamortized stock-based compensation related to these awards was $13.6 million, which the Company expects to recognize on an accelerated basis over the remaining weighted-average requisite service periods of 1.3 years (see Note 7 for additional discussion).

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

Impairment of Long-Lived Assets

Long-lived assets with finite lives include property and equipment, capitalized internal-use software and acquisition intangible assets. Long-lived assets are depreciated or amortized over their estimated useful lives which are as follows:

Building	40 years
Computer equipment	2 to 5 years
Furniture, fixtures, and other assets	5 years
Leasehold improvements	Shorter of remaining lease term or 5 years
Purchased software	3 years
Capitalized internal-use software	3 years
Acquisition intangible assets: customer relationships	3 to 7 years
Acquisition intangible assets: trade name	2 to 10 years
Acquisition intangible assets: technology	3 to 8 years

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of depreciable or amortizable long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows do not exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. The Company did not recognize any impairment of long-lived assets during each of the three and six months ended June 30, 2019 and 2018. The Company believes that the carrying values of long-lived assets as of June 30, 2019 are recoverable.

Goodwill is not amortized but rather tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the carrying value of goodwill exceeds the implied fair value of the Company. The Company did not recognize any impairment of goodwill during each of the three and six months ended June 30, 2019 and 2018.

Foreign Currencies

Where the functional currency of the Company’s foreign subsidiaries is the U.S. dollar, monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in other non-operating income (expense), net in the statement of operations.

Where the functional currency of the Company’s foreign subsidiaries is the local currency, the assets and liabilities of those foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date and revenue and expense amounts are translated at a rate approximating the average exchange rate for the period. Foreign currency translation gains and losses are recorded to accumulated other comprehensive income (loss).

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in banks, primarily in checking accounts and such amounts may at times exceed the federally insured limits. Cash equivalents consist of short-term money market funds (for which the Company had none in any of the periods presented), which are managed by reputable financial institutions. For purposes of its customer concentration disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. No single customer accounted for more than 10% of revenue during each of the three and six months ended June 30, 2019 and 2018. No customers accounted for more than 10% of accounts receivable, net as of June 30, 2019 and December 31, 2018.

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Private Company Investments

The Company accounts for private company investments, without readily determinable fair values, either under the equity or the cost method. Investments through which the Company exercises significant influence but does not have control over the investee are accounted for under the equity method. Investments through which the Company is not able to exercise significant influence over the investee are measured and accounted for using an alternative measurement basis of a) the carrying value of a security at cost, b) less any impairment and c) plus or minus any qualifying observable price changes (with a same or similar security from the same issuer). These securities were previously accounted for using the cost method of accounting, measured at cost less other-than-temporary impairment. If an observable price change or impairment is recognized on the Company’s private company investments, such investments would then be classified as a Level 3 financial instrument within the fair value hierarchy based on the nature of the fair value inputs. The Company classifies private company investments as other assets on the condensed consolidated balance sheets as those investments do not have stated contractual maturity dates. Any adjustments to the carrying value are recognized in other non-operating income (expense), net in the condensed consolidated statements of operations. As of June 30, 2019 and December 31, 2018, respectively, the carrying value of the Company’s private company investment at cost was $3.6 million. There were no impairments or observable price changes for the Company’s private company investment during each of the three and six months ended June 30, 2019 and 2018.

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

Derivative Financial Instruments

From time to time, the Company may use derivative financial instruments consisting of interest rate swaps to manage cash flow exposure under its credit facilities and accounts for such derivative financial instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities. The Company recognizes its derivative financial instruments as an asset or liability in the condensed consolidated balance sheets at fair value, if material. The Company did not have any material amount of derivative financial instruments outstanding during each of the three and six months ended June 30, 2019 and 2018.

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Lease accounting prior to the adoption of ASC 842

Except for the Company’s San Mateo building lease which was accounted for as a build-to-suit lease, the Company leased facilities, datacenters, and equipment which were accounted for as operating leases. Rent escalations and concession provisions were considered in determining the total estimated lease expense to be incurred and which was recognized over the lease term on a straight-line basis. The Company recorded the difference between the rent paid and the straight-line rent as a deferred rent liability in the accompanying condensed consolidated balance sheets. As of December 31, 2018, the deferred rent balance was $7.5 million ($0.3 million included in accrued expenses and other current liabilities and $7.2 million in other non-current liabilities).

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

Liability for Sabbatical Leave

The Company provides a sabbatical leave program to its employees whereby the Company’s full-time employees are eligible for four weeks of paid time-off after four years of continuous service. The Company accounts for sabbatical leaves in accordance with ASC 710, Compensated Absences. As of June 30, 2019, the accrued balance was $3.7 million ($1.8 million included in accrued compensation and $1.9 million in other non-current liabilities). As of December 31, 2018, the accrued balance was $4.4 million ($2.3 million included in accrued compensation and $2.1 million in other non-current liabilities).

Advertising and Promotion Costs

Expenses related to advertising, marketing and promotion of the Company’s product offerings are expensed as incurred. These costs mainly consist of search engine marketing related costs. The Company incurred $6.5 million and $12.8 million during the three and six months ended June 30, 2019, respectively, and $5.9 million and $10.6 million during the three and six months ended June 30, 2018, respectively, which are included in sales and marketing expenses in the condensed consolidated statements of operations.

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Other Non-Operating Income (Expense)

Other non-operating income (expense), net consists primarily of interest income, net foreign currency exchange gains (losses), gain on sale of private company investments, net realized gains and losses related to investments, and other. The components of other non-operating income (expense) recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest Income	$776	$85	$1,714	$141
Foreign currency losses, net	(305)	(481)	(323)	(730)
Gain on sale of a private company investment	—	—	1,001	999
Other income (expense), net	104	114	162	(59)
Other non-operating income (expense), net	$575	$(282)	$2,554	$351

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In January 2017, the Company sold a private company investment that was accounted for using the cost method of accounting. The Company recognized an initial gain upon sale and is additionally entitled to receive contingent consideration to be received over three years following the close of the transaction, subject to the private company meeting certain employee retention and financial targets. Subsequent earn-out amounts collected will be recorded as a gain when cash is received. In each of the six months ended June 30, 2019 and 2018, the Company received cash of $1.0 million, representing its share of the respective first and second installments of the earn-out payment, each of which was recognized as a gain on sale of a private company investment.

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Internal-Use Software: In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 amends current guidance to align the accounting for costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs associated with developing or obtaining internal-use software. Capitalized implementation costs must be expensed over the term of the hosting arrangement and presented in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement. ASU 2018-15 is effective for public companies with fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-15 as of January 1, 2019 on a prospective basis with no material impact upon adoption.

3. Cash and Cash Equivalents

As of June 30, 2019 and December 31, 2018, cash and cash equivalents were $154.5 million and $153.8 million, respectively.

Included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions of $3.5 million and $2.0 million as of June 30, 2019 and December 31, 2018, respectively.

The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$154,546	$153,807
Restricted cash (included in other assets)	638	564
Total cash, cash equivalents and restricted cash	$155,184	$154,371

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

As of June 30, 2019 and December 31, 2018, respectively, the Company did not have any financial instruments accounted for pursuant to ASC 820.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. Property and Equipment

As of June 30, 2019 and December 31, 2018, property and equipment consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Building	$—	$71,780
Computer equipment	22,505	21,448
Leasehold improvements	55,925	56,396
Furniture, fixtures, and other assets	11,340	10,566
Gross property and equipment	89,770	160,190
Less: Accumulated depreciation	(47,244)	(42,472)
Property and equipment, net	$42,526	$117,718

Depreciation expense was $4.4 million and $8.7 million, during the three and six months ended June 30, 2019, respectively, and $4.7 million and $9.4 million, during the three and six months ended June 30, 2018, respectively.

Upon adoption of ASC 842, the Company derecognized amounts previously capitalized related to its San Mateo lease included in the Building line item, as well as the related accumulated depreciation, as of December 31, 2018 (see Notes 2 and 8 for additional information).

6. Acquisitions, Intangible Assets and Goodwill

Usabilla Acquisition

In February 2019, the Company entered into an Agreement for the Sale and Purchase of all Outstanding Shares in Usabilla Holding B.V. (the “Usabilla Agreement”) with Usabilla Group B.V. and the other parties thereto. Usabilla Holding B.V. (“Usabilla”) is a voice of customer technology company headquartered in the Netherlands that offers its customers products to help improve their customers’ online experience by generating and processing user feedback via targeted surveys on websites, in mobile apps and by email. The Company expects the acquisition of Usabilla to complement and expand its enterprise-grade product offering. The Company purchased 100% of the outstanding shares of Usabilla when the transaction closed on April 1, 2019 (the “Acquisition Date”).

Pursuant to the Usabilla Agreement, the Company paid approximately $84.3 million for the acquisition of all of the outstanding shares of Usabilla, which consisted of (i) cash consideration of approximately $53.1 million (net of cash acquired of approximately $1.1 million) and (ii) 1,644,413 shares of the Company’s common stock with a fair value of $18.30 per share on the Acquisition Date. Additional consideration of 299,798 shares of the Company’s common stock was issued to certain employees of Usabilla and was not included in the purchase price. This additional consideration will be recognized as post-acquisition compensation expense over the related requisite service period of 3 years.

The acquisition qualified as a business combination and is accounted for accordingly. Usabilla’s results of operations are included in the Company’s condensed consolidated statement of operations since the Acquisition Date. The purchase price allocation as of the Acquisition Date was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The major classes of assets and liabilities to which the Company has preliminarily allocated the purchase price were as follows (in thousands):

Cash and cash equivalents	$1,058
Accounts receivable, net	1,876
Property and equipment, net	770
Operating lease right-of-use assets	2,268
Intangible assets	15,136
Goodwill	72,077
Accrued compensation	(1,226)
Deferred revenue	(4,541)
Operating lease liabilities	(2,268)
Deferred tax liabilities	(2,323)
Other assets and liabilities, net	1,461
Total purchase price	$84,288

The following table sets forth the fair value and useful lives of the identifiable intangible assets acquired:

(in thousands)	Fair Value	Useful Life
Technology	$11,036	3 years
Customer relationships	2,890	3 years
Trade name	1,210	5 years
Total intangible assets	$15,136

The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill. Goodwill resulted primarily from the increased synergies that are expected to be achieved from the integration of Usabilla and the value of acquired personnel.  Substantially all of the goodwill is expected to result in reductions to future foreign earnings for U.S. tax purposes.

The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the Acquisition Date becomes available, but does not exceed 12 months from the Acquisition Date. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined.

As a result of the Usabilla acquisition, the Company has incurred incremental expenses of approximately $1.0 million for investment banker fees and fees to attorneys, accountants and other professional advisors, which are included in general and administrative expenses in the condensed consolidated statements of operation for the six months ended June 30, 2019.

Capitalized internal-use software

As of June 30, 2019 and December 31, 2018, capitalized internal-use software consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Gross capitalized internal-use software	$117,737	$109,133
Less: Accumulated amortization	(83,292)	(75,853)
Capitalized internal use software, net	$34,445	$33,280

Amortization expense related to capitalized internal-use software was $3.7 million and $7.4 million during the three and six months ended June 30, 2019, respectively, and $5.4 million and $11.3 million during the three and six months ended June 30, 2018, respectively, and is included in cost of revenue in the condensed consolidated statements of operations.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Acquisition intangible assets, net

As of June 30, 2019 and December 31, 2018, intangible assets, net consisted of the following:

	June 30, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$50,613	$(43,511)	$7,102	$47,696	$(42,410)	$5,286
Trade name	7,301	(6,003)	1,298	6,072	(5,796)	276
Technology	33,211	(20,155)	13,056	22,007	(18,245)	3,762
Acquisition intangible assets, net	$91,125	$(69,669)	$21,456	$75,775	$(66,451)	$9,324

Amortization expense was $2.2 million and $3.2 million during the three and six months ended June 30, 2019, respectively, and $1.1 million and $2.2 million during the three and six months ended June 30, 2018, respectively.

Future amortization expense

As of June 30, 2019, future amortization expense by year is expected to be as follows (in thousands):

(in thousands)	Capitalized internal-use software, net	Acquisition intangible assets, net
Remainder of 2019	$5,946	$4,337
2020	6,735	7,904
2021	1,900	6,657
2022	136	2,251
2023	—	246
Thereafter	—	61
Total amortization expense	$14,717	$21,456

Future capitalized internal-use software amortization excludes $19.7 million of costs which are currently in the development phase.

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of December 31, 2018	$336,861
Addition	72,077
Foreign currency translation	834
Balance as of June 30, 2019	$409,772

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

As of June 30, 2019, 9,022,261 shares of common stock remain available for grant under the 2018 Plan.

The following is a summary of stock option activity for the current year period:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2018	18,452,375	$14.39	$8,482	7.5
Granted	2,452,116	$12.73
Exercised	(2,956,897)	$12.73
Forfeited	(873,331)	$14.30
Expired	(917,719)	$15.95
Outstanding, vested and expected to vest at June 30, 2019	16,156,544	$14.36	$34,902	7.7
Vested and exercisable at June 30, 2019	8,712,991	$14.78	$15,165	6.8

The following is a summary of restricted stock awards for the current year period:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2018	—	$—	0.0
Granted	299,798	$18.30
Unvested at June 30, 2019	299,798	$18.30	2.8

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following is a summary of restricted stock units for the current year period:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2018	5,752,046	$12.77	1.2
Granted	4,699,163	$14.47
Vested	(1,780,128)	$12.92
Forfeited	(755,658)	$13.35
Unvested at June 30, 2019	7,915,423	$13.69	1.2

Fair Value of Stock Options

The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected life (in years)	6.0	6.0	5.9 to 6.0	5.8 to 6.0
Risk-free interest rate	2.2%	3.0%	2.2% - 2.5%	2.7% - 3.0%
Volatility	46%	49%	46%	43% - 49%
Dividend yield	—%	—%	—%	—%
Fair value of common stock	$16.48	$13.65	$12.35 to $16.48	$13.20 to $13.65

2018 Employee Stock Purchase Plan

The Company sponsors the ESPP that allows employees to purchase shares of common stock at a discounted price from the fair market value of Company’s common stock at each purchase date. Except for the initial offering period, the ESPP provides for 24-month offering periods beginning May 22 and November 22 of each year, and each offering period will consist of four six-month purchase periods. The initial offering period began on September 25, 2018 and will end on November 22, 2020. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date, or (2) the fair market value of its common stock on the purchase date. During the three and six months ended June 30, 2019, the Company’s employees purchased 260,991 shares of its common stock under the ESPP at a weighted average purchase price of $10.20 with proceeds of $2.7 million. As of June 30, 2019, 2,412,453 shares of common stock remain available for grant under the ESPP.

The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of ESPP purchase rights granted using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected life (in years)	0.5 to 2.0	n/a	0.5 to 2.0	n/a
Risk-free interest rate	2.1% - 2.4%	n/a	2.1% - 2.4%	n/a
Volatility	40% - 45%	n/a	40% - 45%	n/a
Dividend yield	—%	n/a	—%	n/a
Fair value of common stock	$16.98	n/a	$16.98	n/a

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$991	$646	$2,087	$1,304
Research and development	5,629	2,966	10,395	6,413
Sales and marketing	3,016	1,147	5,796	1,915
General and administrative	5,518	3,993	11,987	7,660
Stock-based compensation expense, net of amounts capitalized	15,154	8,752	30,265	17,292
Capitalized stock-based compensation expense	1,078	428	2,031	756
Stock-based compensation expense	$16,232	$9,180	$32,296	$18,048

As of June 30, 2019, unamortized stock-based compensation was as follows:

	Unrecognized stock-based compensation (in thousands)	Weighted average vesting period (in years)
Stock options	$42,318	2.2
Restricted stock awards	5,036	2.8
Restricted stock units (service-based)	61,393	2.9
Restricted stock units (performance-based)(1)	13,633	1.3
ESPP	4,304	1.5
Total unrecognized stock-based compensation	$126,684

(1)

The Performance Vesting Condition occurred upon the effectiveness of the registration statement for the Company's IPO, which was September 25, 2018. The remaining unrecognized stock-based compensation expense is recognized on an accelerated basis over the weighted-average remaining requisite service period.

401(k) Plan

In the United States, the Company offers its employees a defined contribution plan that qualifies as a deferred salary arrangement under Section 401 of the U.S. Internal Revenue Code (“401(k) Plan”). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowed by the Internal Revenue Service. The Company currently provides a matching contribution of 25% of deferrals for eligible employees. Compensation expense for the Company's matching contributions was $0.6 million and $1.6 million during the three and six months ended June 30, 2019, respectively, and $0.5 million and $1.3 million during the three and six months ended June 30, 2018, respectively.

8. Leases

The Company leases certain equipment and facilities under operating leases which expire at various dates through 2028. The Company’s operating lease costs (gross lease expense) was $3.0 million and $6.1 million during the three and six months ended June 30, 2019, respectively, and $0.9 million and $1.8 million during the three and six months ended June 30, 2018, respectively, and the Company’s short-term lease costs were nominal. The Company’s variable lease costs amounted to $1.9 million and $3.4 million during the three and six months ended June 30, 2019, respectively. The Company recognized sublease income (including reimbursed expenses) of $1.9 million and $3.7 million during the three and six months ended June 30, 2019, respectively.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of June 30, 2019, the weighted average remaining operating lease term was 9.16 years.

As of June 30, 2019, the weighted average discount rate used to estimate operating lease liabilities was 7.6%.

San Mateo Building

In July 2015, the Company entered into a lease agreement for office space in San Mateo, California with a lease term until December 2028 (“San Mateo facility”). The Company uses the San Mateo facility for corporate headquarter functions, as well as product and engineering, sales and marketing, and administrative operations. The space rented is for the total office space available in the building, which was in the process of being constructed at the time the lease agreement was executed. Prior to the adoption of ASC 842, because of the Company’s involvement during the construction period, the Company was considered for accounting purposes to be the owner of the construction project pursuant to ASC 840. Accordingly, the building under construction was accounted for as owned real estate and was capitalized in the Company’s condensed consolidated balance sheets as property and equipment-building with a corresponding non-current financing obligation on leased facility. Construction was completed in 2016 and the Company capitalized $71.8 million of construction costs for the building (see Note 5 for additional information). Additionally, the Company incurred additional leasehold improvement costs of which $14.3 million was reimbursed by the landlord. As of December 31, 2018, the corresponding liability related to the construction costs incurred by the landlord totaled $92.0 million and is reflected in the condensed consolidated balance sheets as financing obligations on leased facility. As discussed in Notes 1 and 2 above, the Company adopted the requirements of ASC 842 as of January 1, 2019 using the modified retrospective transition method through a cumulative-effect adjustment to the opening accumulated deficit balance at the adoption date. At adoption, the ROU asset and operating lease liabilities also include amounts related to the Company’s San Mateo building as the amounts previously recorded in its condensed consolidated financial statements were derecognized.

As of June 30, 2019, maturities of operating lease liabilities and sublease income, by year are as follows:

(in thousands)	Operating Lease Payments	Sublease Income
Remainder of 2019	$6,644	$(2,346)
2020	12,950	(2,893)
2021	12,568	(2,535)
2022	12,902	(336)
2023	12,992	—
Thereafter	68,897	—
Gross lease payments (income)	126,953	(8,110)
Less: Imputed interest	37,280
Total operating lease liabilities	$89,673

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9. Commitments and Contingencies

Non-Cancellable Purchase Commitments

The Company enters into commitments under non-cancellable purchase orders for the procurement of goods and services in the ordinary course of business. As of June 30, 2019, expected payments under such commitments are as follows:

Remainder of 2019	$6,611
2020	9,269
2021	4,602
2022	4,991
2023	5,071
Thereafter	2,117
Total purchase commitments	$32,661

Letters of Credit

As of June 30, 2019, the Company had a standby letter of credit for $5.0 million which was issued in connection with the San Mateo facility.

Legal Matters

From time to time, the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, which may include, but are not limited to, patent and privacy matters, labor and employment claims, class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Periodically, the Company evaluates developments in its legal matters and records a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both the likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company's judgment may be incorrect.

There are currently no legal matters or claims that have arisen from the normal course of business that the Company believes would have a material impact on the Company’s financial position, results of operations or cash flows.

Warranties and Indemnification

The Company’s subscription services are generally warranted to perform materially in accordance with the Company’s online help documentation under normal use and circumstances. Additionally, the Company’s arrangements generally include provisions for indemnifying customers against liabilities if its subscription services infringe a third party’s intellectual property rights. Furthermore, the Company may also incur liabilities if it breaches the security or confidentiality obligations in its arrangements. To date, the Company has not incurred significant costs and has not accrued a liability in the accompanying condensed consolidated financial statements as a result of these obligations.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. Debt

As of June 30, 2019 and December 31, 2018 the carrying values of debt were as follows:

			June 30, 2019		December 31, 2018
	Issuance date	Maturity date	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
2018 Refinancing Facility Agreement	October 2018	October 2025	$218,350	6.11% - 6.19%	$219,450	6.00% - 6.10%
Less: Unamortized issuance discount and issuance costs, net			1,885		2,035
Less: Debt, current			1,900		1,900
Debt, non-current			$214,565		$215,515

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

The Company records debt discounts and issuance costs as a reduction to the associated current and long-term portions of the debt in the condensed consolidated balance sheets. The Company records debt discounts and issuance costs as a deferred asset when there is no associated debt liability. As of June 30, 2019, unamortized issuance discount and issuance costs of $0.4 million were included in prepaid expenses and other current assets and $1.2 million were included in other assets. As of December 31, 2018, unamortized issuance discount and issuance costs of $0.4 million were included in prepaid expenses and other current assets and $1.4 million were included in other assets. The Company amortizes these costs using the straight-line method which approximates the effective interest rate method over the life of the loan. The amounts amortized are included in interest expense in the accompanying condensed consolidated statements of operations.

As of June 30, 2019, the Company has $70.0 million of borrowing available under the line of credit portion of the 2018 Credit Facility.

The Company’s obligations under the 2018 Credit Facility are guaranteed by certain of its subsidiaries and secured by liens on substantially all of the assets of the Company and such subsidiaries. The 2018 Credit Facility contains financial, affirmative and negative covenants that, if violated, may require the Company to pay down the loans earlier than the stated maturity dates with higher interest rates. As of June 30, 2019, the Company was compliant with all of its debt covenant requirements in the 2018 Credit Facility. The Company believes that it will continue to comply with the terms of the loan agreements through the stated maturity dates. However, if the Company’s projections do not materialize, the Company may require additional equity or debt financing. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Principal and interest payments are due quarterly. As of June 30, 2019, future minimum payment obligations of principal amounts due by year under the 2018 Credit Facility were as follows, (in thousands):

Remainder of 2019	$1,100
2020	2,200
2021	2,200
2022	2,200
2023	2,200
Thereafter	208,450
Total principal outstanding	$218,350

11. Income Taxes

The Company recorded an income tax benefit of $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively.  The Company recorded an income tax benefit of $4,000 and an income tax provision of $0.3 million during the three and six months ended June 30, 2018, respectively. The decrease in the Company’s income tax provision for the three and six months ended June 30, 2019, relative to the respective prior periods, were due to additional foreign losses benefited and a partial release of the valuation allowance as a result of the Usabilla acquisition.

The Company regularly evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during periods in which those temporary differences become deductible. As of June 30, 2019, the Company continues to maintain a full valuation allowance on its deferred tax assets that are not realizable on a more likely than not basis.

The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. There were no material changes in gross unrecognized tax benefits during each of the six months ended June 30, 2019 and 2018.

12. Geographical Information

Revenue by geography is generally based on the billing address of the customer. For purposes of its geographic revenue disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. The following table sets forth the percentage of revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	64%	64%	65%	64%
Rest of world	36%	36%	35%	36%

No other country outside of the United States comprised 10% or greater of the Company’s revenue during each of the three and six months ended June 30, 2019 and 2018.

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net loss	$(18,478)	$(12,463)	$(36,255)	$(27,180)
Denominator:
Weighted-average shares outstanding - basic and diluted	131,099	101,623	128,943	101,419
Net loss per common share - basic and diluted:	$(0.14)	$(0.12)	$(0.28)	$(0.27)

The Company was in a loss position for the periods presented. Accordingly, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Prior to application of the treasury stock method, share equivalents (comprising stock options, restricted stock units (including those that are performance-based), shares issuable under the ESPP, and restricted stock awards) excluded from the calculations of diluted net loss per share were 25.2 million during the three and six months ended June 30, 2019, and 27.5 million during the three and six months ended June 30, 2018.

14. Restructuring Costs

November 2017 Restructuring Plan

In November 2017, the Company implemented a restructuring plan (“November 2017 Plan”) to reduce its sales and marketing headcount and centralize its sales function in its San Mateo, CA headquarters. The total restructuring costs associated with the November 2017 Plan was $5.1 million and was primarily lease termination costs and employee severance, of which $0.1 million was reversed during the six months ended June 30, 2019, $3.5 million was recognized during the year ended December 31, 2018 and $1.7 million was recognized during the year ended December 31, 2017. The restructuring costs incurred during the year ended December 31, 2018 were primarily due to the changes in estimated contract termination costs resulting from lower estimated sublease cash payments, and related leasehold impairment costs as the Company estimated that the leasehold improvements at the vacated facility would not be recoverable from the estimated sublease cash flows. The restructuring costs incurred during the six months ended June 30, 2019 were primarily due to the changes in estimated contract termination costs.

The November 2017 Plan was subject to applicable laws and consultation processes, as a part of the Company’s strategic plan to focus on its core product and improve efficiencies. In connection with these actions, the Company incurred the following pre-tax costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Employee severance	$—	$28	$—	$33
Contract termination and other costs	—	—	(66)	—
Total restructuring costs	$—	$28	$(66)	$33

As of December 31, 2018, $0.6 million and $0.3 million were recorded in accrued expenses and other current liabilities and other non-current liabilities, respectively. Upon adoption of ASC 842 on January 1, 2019, amounts previously accrued in restructuring for operating leases were derecognized as they are included in ROU assets in the condensed consolidated balance sheets (see Note 8 for additional information). As of June 30, 2019, the remaining amount of accrued restructuring for contract termination costs was paid.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15. Subsequent Events

Pending acquisition of GetFeedback, Inc.

On August 5, 2019, the Company entered into a Stock Purchase Agreement (“Agreement”) to purchase all of the outstanding shares of GFB Holdings, Inc. (“GFB”) and its wholly-owned subsidiary GetFeedback, Inc. (“GetFeedback”), a customer experience management company that offers purpose-built solutions to its customers and understands and improves customer experience through the creation of customized branded surveys.  The pending acquisition is subject to customary closing conditions and is expected to close in the third quarter of 2019. At the closing date, total consideration (as defined in the Agreement) will be comprised of approximately $68.3 (comprised of cash and shares of the Company’s common stock, the amounts of which will be determined at the closing date).

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

In addition, we offer an enterprise-grade version of our survey platform, SurveyMonkey Enterprise, which provides managed user accounts, customized company branding, enterprise-grade security, sophisticated collaboration capabilities and deep integrations with a broad set of leading software applications. We also generate revenue from a wide range of purpose-built solutions, including SurveyMonkey CX for customer experience and feedback, Usabilla for voice of customer feedback, TechValidate for content marketing, SurveyMonkey Engage for employee engagement and SurveyMonkey Audience for market research and analysis. We generate revenue from these purpose-built solutions by subscription or on a transactional basis, depending on the product.

Our business model

Our self-serve offering underpins a powerful, capital efficient business model that is fueled by the virality of our products. We believe our brand is synonymous with high-quality, easy to use products. The strength of our brand enables us to rapidly and cost-effectively acquire new users through free organic searches, paid online marketing and word of mouth referrals. Our survey platform and purpose-built solutions can be used without costly implementation, professional services or training, and anyone can create a survey in minutes. Our free basic survey product allows users to design and send simple surveys to collect and analyze feedback. Users and respondents can access our survey platform on a broad range of desktop and mobile devices, and surveys can be distributed through multiple channels, such as email, web, mobile, messaging apps and social media. Users often share results and collaborate with others, who are then attracted to our survey platform and frequently sign up as new users. Every person who takes a survey is a potential future customer, and we seek to capitalize on that opportunity through end of survey marketing designed to engage further with respondents and encourage them to create accounts and become new users. We invest in new features and improvements to our product functionality as well as targeted marketing campaigns to drive conversion of unpaid users to paid users. As a result, we have a predictable, high-visibility revenue model where we generate more than 90% of our revenue from sales of subscriptions to our products in 2018. We have a broad and diverse customer base and no customer represented more than 1% of our revenue in any of the periods presented.

We supplement our self-serve channel with a targeted sales effort to upsell organizations to SurveyMonkey Enterprise, to expand deployments of SurveyMonkey Enterprise within organizations and to cross-sell purpose-built solutions within organizations. We believe our existing user base represents a significant opportunity to expand our business and increase our revenue. As of June 30, 2019, we had 692,455 paying users within more than 335,000 organizational domains. Within that population of organizational domains, we had over 4,700 customers with organization-level agreements with us and who purchased through our enterprise sales force as of June 30, 2019. We believe that paying users within organizational domains represent an opportunity to significantly increase conversion from individual subscriptions to our enterprise offerings.

As of June 30, 2019, over 85% of our trailing 12-month bookings were from organizational domain-based customers, which are customers who register with us using an email account with an organizational domain name, such as @surveymonkey.com, but excludes customers with email addresses hosted on widely used domains such as @gmail, @outlook or @yahoo. As of June 30, 2019, our dollar-based net retention rate for organizational domain-based customers was over 100%.

We calculate bookings as the sum of the monthly and annual contract values for contracts sold during a period for our monthly and annual customers, respectively. We calculate organizational dollar-based net retention rate as of a period end by starting with the trailing 12 months of bookings from the cohort of all domain-based customers as of the 12 months prior to such period end (“Prior Period Bookings”). We then calculate the trailing 12 months of bookings from these same customers as of the current period end (“Current Period Bookings”). Current Period Bookings includes any upsells and is net of contraction or attrition, but excludes bookings from new domain-based customers in the current period. We then divide the total Current Period Bookings by the total Prior Period Bookings to arrive at the organizational dollar-based net retention rate.

Recent Developments

On August 5, 2019, we entered into a Stock Purchase Agreement (“Agreement”) to purchase all of the outstanding shares of GFB Holdings, Inc. (“GFB”) and its wholly-owned subsidiary GetFeedback, Inc. (“GetFeedback”), a customer experience management company that offers purpose-built solutions to its customers and understands and improves customer experience through the creation of customized branded surveys.  The pending acquisition is subject to customary closing conditions and is expected to close in the third quarter of 2019. At the closing date, total consideration (as defined in the Agreement) will be comprised of approximately $68.3M (comprised of cash and shares of our common stock, the amounts of which will be determined at the closing date).

Key Business Metric

We review a number of operating and financial metrics, including the following key metric to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions.

	As of June 30,
	2019	2018
Paying users	692,455	616,111

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except ARPU)	2019	2018	2019	2018
Average revenue per paying user ("ARPU")	$442	$410	$433	$400
Free cash flow	9,778	9,512	13,850	11,755
Adjusted EBITDA	10,294	15,859	18,759	28,427

Core revenue

We define core revenue as revenue from our survey platform, form-based application and purpose-built solutions, excluding the non-self-serve portion of our SurveyMonkey Audience solution, which we generally ceased offering at the end of the second quarter of 2017. For each of the three and six month periods ended June 30, 2019 and 2018, there was no difference between revenue and core revenue.

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

Free cash flow

We define free cash flow as GAAP net cash provided by operating activities less purchases of property and equipment, and capitalized internal-use software. We consider free cash flow to be an important measure because it measures our liquidity after deducting capital expenditures for purchases of property and equipment and capitalized software development costs, which we believe provides a more accurate view of our cash generation and cash available to grow our business. Our free cash flow included cash payments for interest on our long-term debt of $3.5 million and $6.9 million, for the three and six months ended June 30, 2019, respectively, and $5.7 million and $10.8 million for the three and six months ended June 30, 2018, respectively. We expect our free cash flow to increase as we reduce cash paid for interest on our long-term debt following the partial repayment of the outstanding indebtedness under our credit facilities of $101.3 million in the fourth quarter of 2018. We expect to generate positive free cash flow over the long term. Free cash flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. Some of the limitations of free cash flow are that free cash flow does not reflect our future contractual commitments and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net cash provided by operating activities	$13,909	$16,268	$21,712	$22,031
Purchases of property and equipment, net	(754)	(3,929)	(1,335)	(4,809)
Capitalized internal-use software	(3,377)	(2,827)	(6,527)	(5,467)
Free cash flow	$9,778	$9,512	$13,850	$11,755

Adjusted EBITDA

We define adjusted EBITDA as net loss excluding interest expense, provision for (benefit from) income taxes, depreciation and amortization, other non-operating (income) expenses, net, stock-based compensation and restructuring costs. We consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that are not indicative of the core operating performance of our business that are excluded from adjusted EBITDA. Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures. Some of the limitations of adjusted EBITDA are that it excludes recurring expenses for interest payments, does not reflect the dilution that results from stock-based compensation, and does not reflect the cost to replace depreciated property and equipment. It may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net loss	$(18,478)	$(12,463)	$(36,255)	$(27,180)
Provision for (benefit from) income taxes	(344)	(4)	(482)	296
Other non-operating (income) expenses, net	(575)	282	(2,554)	(351)
Interest expense(1)	3,647	7,591	7,306	14,685
Depreciation and amortization	10,890	11,673	20,545	23,652
Stock-based compensation, net	15,154	8,752	30,265	17,292
Restructuring	—	28	(66)	33
Adjusted EBITDA	$10,294	$15,859	$18,759	$28,427

(1)

For the three and six months ended June 30, 2019, amount includes solely interest expense on our credit facilities. For the three and six months ended June 30, 2018, amount includes interest expense on our credit facilities and financing lease obligations related to our corporate headquarters.

As further discussed in Note 2 to the condensed consolidated financial statements, we adopted the requirements of ASC 842 as of January 1, 2019 using the transition method that allowed for recognition of the cumulative-effect adjustments at the beginning of the adoption period. As such, comparability of Adjusted EBITDA is limited due to the different bases of accounting being applied in the periods presented. Prior to the adoption of ASC 842, we accounted for our San Mateo building lease pursuant to ASC 840 and, as of December 31, 2018, had capitalized $71.8 million of building cost and recognized $92.0 million of financing obligation on leased facility pursuant to the requirements of ASC 840. The periodic lease payments were primarily classified as interest expense and periodic depreciation expense was recognized for the capitalized building asset in the condensed consolidated statements of operations. Upon adoption of ASC 842, the amounts previously recorded in our condensed consolidated balance sheet related to our San Mateo building were derecognized on the adoption date. Additionally, lease payments for our San Mateo building lease will be accounted for as lease expense in our condensed consolidated statements of operations and building depreciation is no longer recognized.

ARPU, free cash flow and adjusted EBITDA are presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP.

2017 Restructurings

In 2017, we restructured our business to focus on our core products, increase operating efficiency and reduce costs over the long-term. In November 2017, in conjunction with the hiring of our new Chief Sales Officer, we implemented a plan to centralize our U.S. salesforce in our San Mateo, California headquarters. In November 2016, we implemented a plan to wind down the operations of a previously acquired business. We recognized aggregate restructuring costs of $5.1 million and was primarily lease termination costs and employee severance, of which $0.1 million was reversed during the six months ended June 30, 2019, $3.5 million was recognized during the year ended December 31, 2018 and $1.7 million was recognized in the year ended December 31, 2017. Restructuring costs incurred during 2018 were primarily due to the changes in estimated contract termination costs resulting from lower estimated sublease cash payments, and related leasehold impairment costs as we estimated that the leasehold improvements at the vacated facility would not be recoverable from the estimated sublease cash flows. The restructuring costs incurred during the six months ended June 30, 2019 were primarily due to the changes in estimated contract termination costs.

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

Cost of Revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products to our users. These expenses generally consist of infrastructure costs, personnel costs and other related costs. Infrastructure costs generally include expenses related to the operation of our data centers, such as data center equipment depreciation, facility costs (such as co-location rentals), amortization of capitalized software, payment processing fees, website hosting costs, external sample costs and charitable donations associated with our SurveyMonkey Audience solution. Personnel costs include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses for employees whose primary responsibilities relate to supporting our infrastructure and delivering user support. Other related costs include amortization of acquired developed technology intangible assets and allocated overhead. We plan to continue investing in additional resources to enhance the capability and reliability of our infrastructure to support user growth and increased use of our products. We expect that cost of revenue, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that cost of revenue will decrease as a percentage of revenue in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” stock-based compensation expenses included in our cost of revenue increased significantly in absolute dollars during the three and six months ended June 30, 2019 due to the completion of our IPO.

Research and Development. Research and development expenses primarily include personnel costs, costs for third-party consultants, depreciation of equipment used in research and development activities and allocated overhead. Personnel costs for our research and development organization include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses. Our research and development efforts focus on maintaining and enhancing existing products and adding new products. Except for costs associated with the development of internal-use software, research and development costs are expensed as incurred. We expect that research and development expenses, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that research and development expenses will remain relatively constant as a percentage of revenue in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” our research and development expenses increased significantly in absolute dollars during the three and six months ended June 30, 2019 due to the completion of our IPO.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs, costs related to brand campaigns, paid marketing, amortization of acquired trade name and customer relationship intangible assets and allocated overhead. Personnel costs for our sales and marketing organization include salaries, bonuses, sales commissions, stock-based compensation, other employee benefits and travel-related expenses. Sales commissions earned by our sales personnel, including any related payroll taxes, that are considered to be incremental and recoverable costs of obtaining a customer contract are deferred and amortized over an estimated period of benefit of generally four years. We expect that sales and marketing expenses, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and increase as a percentage of revenue in the near term. We expect that sales and marketing expenses will vary from period to period in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” our sales and marketing expenses increased significantly in absolute dollars during the three and six months ended June 30, 2019 due to the completion of our IPO.

General and Administrative. General and administrative expenses primarily include personnel costs for legal, finance, human resources and other administrative functions, as well as certain executives. Personnel costs for our general and administrative staff include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses. In addition, general and administrative expenses include outside legal, accounting and other professional fees, non-income-based taxes and allocated overhead. We expect that general and administrative expenses, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that general and administrative expenses will decrease as a percentage of revenue in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” our general and administrative expenses increased significantly in absolute dollars during the three and six months ended June 30, 2019 due to the completion of our IPO.

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

Interest Expense

We adopted the requirements of ASC 842 as of January 1, 2019 using the modified retrospective transition method that allowed for recognition of the cumulative-effect adjustments at the beginning of the adoption period. Subsequent to our adoption of ASC 842, interest expense consists of interest on our credit facilities. Prior to our adoption of ASC 842, interest expense consisted of interest on credit facilities and financing obligations related to our corporate headquarters. We expect future interest expense to decrease following the repayment of a portion of our outstanding indebtedness under our credit facilities in the fourth quarter of 2018 and with our adoption of ASC 842. For additional information regarding our credit facilities, see Note 10, and for additional information regarding our adoption of ASC 842, see Notes 2 and 8, respectively, of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net consists primarily of interest income, net foreign currency exchange gains and losses, gain on sale of private company investments and other gains and losses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue	$75,139	$62,696	$143,780	$121,187
Cost of revenue(1)(2)	19,047	17,691	36,577	35,754
Gross profit	56,092	45,005	107,203	85,433
Operating expenses:
Research and development(1)	22,407	16,292	43,213	34,232
Sales and marketing (1)(2)	29,689	19,879	55,739	37,300
General and administrative(1)	19,746	13,400	40,302	26,418
Restructuring	—	28	(66)	33
Total operating expenses	71,842	49,599	139,188	97,983
Loss from operations	(15,750)	(4,594)	(31,985)	(12,550)
Interest expense	3,647	7,591	7,306	14,685
Other non-operating income (expense), net	575	(282)	2,554	351
Loss before income taxes	(18,822)	(12,467)	(36,737)	(26,884)
Provision for (benefit from) income taxes	(344)	(4)	(482)	296
Net loss	$(18,478)	$(12,463)	$(36,255)	$(27,180)

(1)	Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$991	$646	$2,087	$1,304
Research and development	5,629	2,966	10,395	6,413
Sales and marketing	3,016	1,147	5,796	1,915
General and administrative	5,518	3,993	11,987	7,660
Stock-based compensation, net of amounts capitalized	$15,154	$8,752	$30,265	$17,292

(2)	Includes amortization of acquisition intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$1,403	$488	$1,891	$976
Sales and marketing	766	604	1,303	1,208
Amortization of acquisition intangible assets	$2,169	$1,092	$3,194	$2,184

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	25%	28%	25%	30%
Gross profit	75%	72%	75%	70%
Operating expenses:
Research and development	30%	26%	30%	28%
Sales and marketing	40%	32%	39%	31%
General and administrative	26%	21%	28%	22%
Restructuring	—%	—%	—%	—%
Total operating expenses	96%	79%	97%	81%
Loss from operations	(21)%	(7)%	(22)%	(10)%
Interest expense	5%	12%	5%	12%
Other non-operating income (expense), net	1%	—%	2%	—%
Loss before income taxes	(25)%	(20)%	(26)%	(22)%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net loss	(25)%	(20)%	(25)%	(22)%

Comparison of the Three Months Ended June 30, 2019 and 2018

Revenue and cost of revenue

	Three Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Revenue	$75,139	$62,696	$12,443	20%
Cost of revenue	19,047	17,691	1,356	8%
Gross profit	$56,092	$45,005	$11,087	25%
Gross margin	75%	72%

Revenue increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a 12% increase in the number of paying users from 616,111 as of June 30, 2018 to 692,455 as of June 30, 2019. The increase in revenue was also due in part to an 8% increase in ARPU from $410 for the three months ended June 30, 2018 to $442 for the three months ended June 30, 2019.

Cost of revenue increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to $1.7 million increase in personnel costs (including stock-based compensation of $0.5 million) primarily due to headcount growth, a $0.9 million increase in amortization of intangible assets due to the Usabilla acquisition and an increase of $0.5 million in web hosting costs due to increased sales partially offset by a a $1.8 million decrease in capitalized software amortization.

Our gross margin increased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to the increase in revenue.

Research and development

	Three Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Research and development	$22,407	$16,292	$6,115	38%

Research and development expenses increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a $5.6 million increase in personnel costs (including stock-based compensation of $3.1 million) primarily due to headcount growth and a $0.8 million increase in facilities.

Sales and marketing

	Three Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Sales and marketing	$29,689	$19,879	$9,810	49%

Sales and marketing expenses increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a $6.6 million increase in personnel costs (including stock-based compensation of $1.8 million) primarily due to headcount growth, an increase of $1.4 million in costs related to brand campaigns and paid marketing and a $1.3 million increase in facilities.

General and administrative

	Three Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
General and administrative	$19,746	$13,400	$6,346	47%

General and administrative expenses increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a $2.9 million increase in personnel costs (including stock-based compensation of $1.6 million) primarily due to headcount growth, a $2.0 million increase in outside legal, accounting and other professional fees and an increase of $1.2 million in office and other expenses.

Interest expense

	Three Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Interest expense	$3,647	$7,591	$(3,944)	(52)%

Interest expense decreased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to lower debt balances during the three months ended June 30, 2019 relative to the prior year and the adoption of ASC 842 (where the financing obligation on our leased facility was derecognized). For additional information regarding our credit facilities, see Note 10, and for additional information regarding our adoption of ASC 842, see Notes 2 and 8 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other non-operating income (expense), net

	Three Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Other non-operating income (expense), net	$575	$(282)	$857	(304)%

Other non-operating income (expense), net increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an increase in interest income of $0.7 million resulting from higher average cash balances and lower foreign currency losses of $0.2 million.

Benefit from income taxes

	Three Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Benefit from income taxes	$(344)	$(4)	$(340)	8500%
Effective tax rate	2%	*

*Less than 1%

The benefit from income taxes increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to the partial release of the valuation allowance as a result of the Usabilla acquisition.

Comparison of the Six Months Ended June 30, 2019 and 2018

Revenue and cost of revenue

	Six Months Ended June 30,
(dollars in thousands)	2019	2018	Change	% Change
Revenue	$143,780	$121,187	$22,593	19%
Cost of revenue	36,577	35,754	823	2%
Gross profit	$107,203	$85,433	$21,770	25%
Gross margin	75%	70%

Revenue increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a 12% increase in the number of paying users from 616,111 as of June 30, 2018 to 692,455 as of June 30, 2019. The increase in revenue was also due in part to an 8% increase in ARPU from $400 for the six months ended June 30, 2018 to $433 for the six months ended June 30, 2019.

Cost of revenue increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to $3.0 million increase in personnel costs (including stock-based compensation of $1.2 million) primarily due to headcount growth, a $0.9 million increase in amortization of intangible assets due to the Usabilla acquisition and an increase of $0.7 million in web hosting costs due to increased sales, partially offset by a $3.9 million decrease in capitalized software amortization.

Our gross margin increased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to the increase in revenue.

Research and development

	Six Months Ended June 30,
(dollars in thousands)	2019	2018	Change	% Change
Research and development	$43,213	$34,232	$8,981	26%

Research and development expenses increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a $8.4 million increase in personnel costs (including stock-based compensation of $4.9 million) primarily due to headcount growth.

Sales and marketing

	Six Months Ended June 30,
(dollars in thousands)	2019	2018	Change	% Change
Sales and marketing	$55,739	$37,300	$18,439	49%

Sales and marketing expenses increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a $11.5 million increase in personnel costs (including stock-based compensation of $3.7 million) primarily due to headcount growth, an increase of $3.2 million in costs related to brand campaigns and paid marketing, a $2.5 million increase in facilities and a $0.6 million increase in professional services.

General and administrative

	Six Months Ended June 30,
(dollars in thousands)	2019	2018	Change	% Change
General and administrative	$40,302	$26,418	$13,884	53%

General and administrative expenses increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a $7.5 million increase in personnel costs (including stock-based compensation of $4.5 million) primarily due to headcount growth, a $3.7 million increase in outside legal, accounting and other professional fees and an increase of $2.8 million in office and other expenses.

Interest expense

	Six Months Ended June 30,
(dollars in thousands)	2019	2018	Change	% Change
Interest expense	$7,306	$14,685	$(7,379)	(50)%

Interest expense decreased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to lower debt balances during the six months ended June 30, 2019 relative to the prior year and the adoption of ASC 842 (where the financing obligation on our leased facility was derecognized). For additional information regarding our credit facilities, see Note 10, and adoption of ASC 842, see Notes 2 and 8 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other non-operating income (expense), net

	Six Months Ended June 30,
(dollars in thousands)	2019	2018	Change	% Change
Other non-operating income (expense), net	$2,554	$351	$2,203	628%

Other non-operating income (expense), net increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to an increase in interest income of $1.6 million resulting from higher average cash balances and lower foreign currency losses of $0.5 million.

Provision for (benefit from) income taxes

	Six Months Ended June 30,
(dollars in thousands)	2019	2018	Change	% Change
Provision for (benefit from) income taxes	$(482)	$296	$(778)	(263)%
Effective tax rate	1%	(1)%

*Less than 1%

The provision for income taxes decreased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to lower foreign taxes and a partial release of the valuation allowance as a result of the Usabilla acquisition.

Seasonality

We have historically experienced seasonality in terms of when we enter into subscription agreements with customers. We typically enter into a lower percentage of agreements with new customers, as well as renewal agreements with existing customers, during the summer months and during the holiday season in the second and fourth quarter of each year.

Liquidity and Capital Resources

As of June 30, 2019 and December 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $154.5 million and $153.8 million, respectively, all of which were bank deposits as well as cash to be received from customers and cash available under our credit facilities.

Since our inception, we have financed our operations primarily through sales of equity securities, including our recently completed IPO and concurrent private placement, and payments received from our customers and our credit facilities in the form of revolving lines of credit. On September 28, 2018, we closed our IPO and concurrent private placement and received aggregate net proceeds of $225.3 million after deducting underwriters’ discounts and commissions and offering expenses. In October 2018, we entered into the 2018 Credit Facility, comprising a $220.0 million Term Loan and $75.0 million revolving credit facility. Upon execution of the 2018 Credit Facility, we utilized a portion of our IPO proceeds to repay $101.3 million of debt outstanding under our previous credit facility. Periodic principal payments of $550,000 are due quarterly on the Term Loans with any remaining principal amounts due on October 10, 2025. On April 1, 2019, we closed our acquisition of Usabilla Holding B.V. The estimated total purchase price for Usabilla was approximately $84.3 million, of which $54.2 million was paid as cash consideration at the closing date. In addition, as discussed in “—Recent Developments” above, we anticipate the use of cash in the third quarter of 2019 upon the closing of our pending acquisition of GetFeedback.

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

A significant majority of our customers pay in advance for annual subscriptions, which is a substantial source of cash. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which we recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2019 and December 31, 2018, we had deferred revenue of $124.7 million and $101.5 million, respectively, a substantial majority of which we expect to record as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$21,712	$22,031
Net cash used in investing activities	(59,999)	(9,277)
Net cash provided by (used in) financing activities	39,155	(4,540)
Effects of exchange rate changes on cash	(55)	—
Net increase in cash, cash equivalents and restricted cash	$813	$8,214

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

During the six months ended June 30, 2019, cash provided by operating activities was $21.7 million, primarily due to our net loss of $36.3 million, adjusted for non-cash charges of $55.7 million and net cash inflows of $2.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by an $18.6 million increase in deferred revenue and a $2.0 million increase in accounts payable and accrued liabilities, partially offset by cash used for prepaid expenses and other assets of $3.4 million, accrued compensation of $6.3 million and operating lease liabilities of $6.7 million, and a decrease in accounts receivable of $1.8 million.

During the six months ended June 30, 2018, cash provided by operating activities was $22.0 million, primarily due to our net loss of $27.2 million, adjusted for non-cash charges of $40.9 million and net cash inflows of $8.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment and intangible assets and stock-based compensation. The primary drivers of the changes in operating assets and liabilities related to a $14.5 million increase in deferred revenue and a $2.6 million increase in accounts payable and accrued liabilities, partially offset by a $3.6 million decrease in accrued compensation and a $3.8 million decrease in prepaid expenses and other assets. Additionally, the change in operating assets and liabilities was due to a decrease of $0.7 million in accounts receivable and accrued interest on financing lease obligation.

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

Net cash used in investing activities during the six months ended June 30, 2019 of $60.0 million was primarily attributable to the cash paid for the Usabilla acquisition of $53.1 million, purchases of property and equipment of $1.3 million to support additional office space and headcount, and the capitalization of internal-use software costs of $6.5 million associated with the development of additional features and functionality of our platform, which was partially offset by proceeds from the sales of investment in privately-held companies and other property of $1.0 million.

Net cash used in investing activities during the six months ended June 30, 2018 of $9.3 million was primarily attributable to purchases of property and equipment of $4.8 million to support additional office space and headcount, and the capitalization of internal-use software costs of $5.5 million associated with the development of additional features and functionality of our platform, which was partially offset by proceeds from the sales of investment in privately-held companies and other property of $1.0 million.

Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended June 30, 2019 of $39.2 million was primarily attributable to proceeds from the exercise of stock options of $37.6 million and proceeds from our 2018 employee stock purchase plan of $2.7 million, partially offset by the principal payments on our credit facilities of $1.1 million.

Cash used in financing activities during the six months ended June 30, 2018 of $4.5 million was primarily due to cash paid of $3.2 million for the satisfaction of tax withholding obligations for the release of RSUs and principal payments on our credit facilities of $1.5 million.

Contractual Obligations

Our principal commitments consist of obligations under our credit facilities and operating leases for office space. As of June 30, 2019, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Credit facilities(1)	$218,350	$1,100	$2,200	$2,200	$2,200	$2,200	$208,450
Interest payments on credit facilities(1)	82,432	6,810	13,444	13,271	13,134	12,998	22,775
Operating leases(2)	126,953	6,644	12,950	12,568	12,902	12,992	68,897
Purchase commitments(3)	32,661	6,611	9,269	4,602	4,991	5,071	2,117
Total contractual obligations	$460,396	$21,165	$37,863	$32,641	$33,227	$33,261	$302,239

(1)

Represents the principal balances and related interest payments to be paid in connection with our 2018 Credit Facility. Interest payments on our 2018 Credit Facility are based upon the applicable interest rates as of June 30, 2019 and are subject to change in future periods. For additional information regarding our credit facilities, see Note 10 of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(2)

Primarily consists of future non-cancelable minimum rental payments under operating leases for our corporate headquarters and our other facilities. The amounts above exclude expected sublease payments to be received of approximately $8.1 million. For additional information regarding our operating lease obligations, see Note 8 of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(3)	Consists of open non-cancellable purchase orders for the procurement of goods and services in the ordinary course of business.

Significant Impacts of Stock-Based Compensation

In the second quarter of 2015, we began granting Performance RSUs that vest upon the satisfaction of both a service condition and a performance vesting condition, which performance vesting condition occurred upon the effectiveness of the registration statement for our IPO on September 25, 2018. As a result, we recognized the cumulative amount of unrecognized stock-based compensation expense of $89.9 million for services already rendered using the accelerated attribution method. As a result, our stock-based compensation expense is higher for the three and six months ended June 30, 2019 relative to the three and six months ended June 30, 2018 due in part to the fact that expense recognition is no longer deferred and contingent upon factors other than employee service. As of June 30, 2019, the remaining unamortized stock-based compensation related to Performance RSUs was $13.6 million, which we expect to recognize on an accelerated basis over the remaining weighted-average requisite service periods of 1.3 years. See Notes 2 and 7, of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our stock-based compensation accounting policy and information about our equity incentive plans.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Foreign Currency Exchange Risk

Where the functional currency of our foreign subsidiaries is generally the U.S. dollar, monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in other non-operating income (expense), net in the statement of operations.

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

From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. To date, we have not entered into any material derivative financial instruments. During the three and six months ended June 30, 2019 and 2018, we did not have any material amount of derivative financial instruments. A hypothetical 10% change in foreign currency exchange rates for the three and six months ended June 30, 2019 applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents of $154.5 million and $153.8 million, respectively, which consisted primarily of bank deposits. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of June 30, 2019, a hypothetical 10% change in interest rates would have not had a material impact on our financial statements.

As of June 30, 2019 and December 31, 2018, we had borrowings under our credit facilities comprising of $218.4 million and $219.5 million aggregate principal value, respectively. Loans under the credit facilities accrue interest based upon, at our option, either at an ABR or a Eurocurrency rate, in each case plus an applicable margin. As of June 30, 2019, a 100 basis point increase in the ABR would result in an increase in interest payments on our debt of $3.2 million.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings, claims and litigation arising in the ordinary course of business, which may include, but are not limited to, patent and privacy matters, labor and employment claims, class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Periodically, we evaluate developments in our legal matters and record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and our judgment may be incorrect.

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

Additionally, many of our users initially register to use our free basic survey product. We strive to demonstrate the value of our products to our registered users, thereby encouraging them to convert to paying users through end-of-survey marketing. We have over 17 million active users, of which 692,455 are currently paying users. The actual number of unique users may be lower than we report as one person could count as multiple, active users or paying users. For example, if an individual paying user also had a designated seat in a SurveyMonkey Enterprise deployment, we would count that person as two paying users. As a result, we may have fewer unique users that we may be able to convert, upsell or cross-sell. Our inability to determine the number of our unique users is a limitation in the data that we measure and may adversely affect our understanding of certain aspects of our business and make it more challenging to manage our business. A majority of our active users may never convert to a paying user, and if we are unable to convert free users to paying users, our business, results of operations and financial condition could suffer.

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

We have developed a strong and trusted brand that we believe has contributed significantly to the success of our business. We believe that enhancing and maintaining awareness of the SurveyMonkey brand in a cost-effective manner is critical to our goal of achieving widespread acceptance of our existing and future products, attracting new customers and attracting and retaining top talent. Furthermore, we receive a high degree of media coverage around the world and we believe that the importance of brand recognition will increase as competition in our industry increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing and media partnership efforts and the effectiveness and affordability of our products for our target customer demographic. Such brand promotion activities may not yield increased revenue and, even if they do, any revenue increases may not offset the expenses we incur to promote our brand. Unfavorable publicity regarding, for example, our privacy or data protection practices, terms of service, service quality, litigation, regulatory activity or the perception of inaccurate poll data from properly or improperly drafted surveys by third parties using our survey platform, the actions of our partners and customers or the actions of other companies that provide similar products and solutions to us, could adversely affect our reputation, brand, the size and engagement of our user base and our ability to attract and retain users. If we fail to promote and maintain our brand successfully, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may lose our existing customers to our competitors or be unable to attract new customers or employees, which could harm our business, results of operations and financial condition.

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

Additionally, we have global partners who broaden the scope of our SurveyMonkey Audience solution by providing access to additional panelists around the world. Our partners are generally in nonexclusive agreements with us, are not subject to minimum obligations and may be terminated at any time without cause. If we fail to manage our sales efforts successfully or they otherwise fail to perform as we anticipate, it could reduce our sales and increase our expenses, as well as weaken our competitive position.

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

Our products collect, process, store, share, disclose and use customers’ and respondents’ information and communications, some of which may be private. We also work with third-party vendors to process credit card payments by our customers and are thus subject to payment card association operating rules, and rely on the availability and certain security measures of our third-party payment processors. We also process and retain sensitive information and other data relating to our business, such as employees’ personal information and our confidential information. We are vulnerable to software bugs, computer viruses, break-ins, phishing attacks, employee errors or malfeasance, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or confidential information. It is virtually impossible for us to entirely mitigate the risk of breaches of our survey platform or other security incidents affecting our products, internal systems, networks or data. In addition, the functionality of our products may be disrupted by third parties, including disgruntled employees, former employees or contractors. The security measures we use internally, and have integrated into our products, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to protect against certain attacks. Additionally, we may face delays in identifying or responding to security breaches or other security incidents. If we or any of our vendors experience or are believed to have experienced any compromises to security that result in site performance or availability problems, the complete shutdown of our websites or the actual or perceived loss or unauthorized disclosure or use of confidential information, such as credit card information, personal health information, trade secrets or other proprietary information, our users may be harmed or lose trust and confidence in us and choose to decrease the use of our products, which would cause us to suffer reputational and financial harm.

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

While our insurance policies include liability coverage for certain of these matters, if we experienced a widespread security breach or other incident that impacted a significant number of our customers to whom we owe indemnity obligations, we could be subject to indemnity claims or other damages that exceed our insurance coverage. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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

We have incurred substantial indebtedness, and as of June 30, 2019, our total aggregate indebtedness was approximately $218.4 million of principal outstanding. We also have, and will continue to have, significant lease obligations. As of June 30, 2019, our total aggregate obligations under our long-term leases was $127.0 million. Our payments on our outstanding indebtedness and lease obligations are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness and lease obligations would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit facilities and agreements governing our other indebtedness and lease obligations and may impact our ability to pay or refinance our indebtedness or lease obligations as they come due, which would adversely affect our business, results of operations and financial condition.

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

We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of June 30, 2019, approximately 44% of our employees had been with us for less than one year and approximately 18% for more than one year but less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other internet, software and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-hiring, especially given overall macroeconomic risks, or over-compensating employees and the challenges of integrating a growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have expanded our operating and financing lease obligations and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be adversely affected.

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

For example, the European Union has enacted the GDPR, which became effective in May 2018. The GDPR requires greater compliance efforts for companies with users or operations in the European Union and provides for fines of up to the greater of €20,000,000 or 4% of global annual revenue for noncompliance.

In the United States, the federal government and many state governments have reviewed and are reviewing the need for greater regulation of the collection, processing, storage, sharing, disclosure, use and security of information concerning consumer behavior with respect to online services, including regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. This review may result in new laws or the promulgation of new regulations or guidelines. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from internet browsers, the ability to delete information of minors and new data breach notification requirements. California has also adopted privacy guidelines with respect to mobile applications and in 2018 enacted legislation, the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA was amended on September 23, 2018, but without substantial modification of its fundamental obligations. Additional amendments to the CCPA have been proposed, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. Laws similar to the CCPA have also been proposed in other states, and one state, Nevada, has implemented a law imposing obligations similar to the CCPA. We cannot yet predict the impact of the CCPA or these other laws or regulations on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. In March 2017, the United Kingdom began the process to leave the European Union by October 2019. A Data Protection Bill that substantially implements GDPR has been enacted, which became law in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.

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

We conduct our business in over 190 countries and territories around the world and a significant portion of our transactions outside of the United States are denominated in foreign currencies. As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates and any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our operating margins. Exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability and hinder our ability to predict our future results and earnings. For example, because we recognize revenue over time, exchange rate fluctuations at one point in time may have a negative impact in future quarters. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition. Additionally, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During each of the three and six months ended June 30, 2019 and 2018, we did not have any material amount of derivative financial instruments.

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

We have incurred net losses on an annual basis since our reincorporation. We incurred net losses of approximately $18.5 million and $36.3 million during the three and six months ended June 30, 2019, respectively, and $12.5 million and $27.2 million during the three and six months ended June 30, 2018, respectively. We had an accumulated deficit of approximately $365.8 million as of June 30, 2019. As we strive to grow our business, we expect expenses to increase in the near term, particularly as we continue to make investments to scale our business. For example, we are actively investing in our sales team, and we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. We also expect our research and development expenses to increase as we plan to continue to hire employees for our engineering, product and design teams to support these efforts. In addition, we will incur additional general and administrative expenses to support both our growth as well as our operations as a publicly traded company. These investments may not result in increased revenue or growth in our business. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our survey platform, the entry of competitive survey platforms or other products or the success of existing competitive products and solutions. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business, results of operations and financial condition would be adversely affected.

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

Until the end of the fiscal year ending December 31, 2019, we will remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may choose to take advantage of some but not all of these reduced reporting burdens. We have taken advantage of certain reduced reporting burdens in this Quarterly Report on Form 10-Q. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. We have not chosen to take advantage of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

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

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to deferred commissions, stock-based compensation and business combination and valuation of goodwill and acquired intangible assets and incremental borrowing rate for leases, or IBR. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of The Nasdaq Stock Market LLC. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.

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

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the end of the fiscal year ending December 31, 2019, at which time we will no longer be an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

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

Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, privacy, data protection or information security issues, damages caused by us to property or persons or other liabilities relating to or arising from our products or other contractual obligations. Some of these indemnity agreements provide for uncapped liability for which we would be responsible, and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, results of operations and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them and we may be required to cease use of certain functions of our products as a result of any such claims. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business, results of operations and financial condition.

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

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock may fluctuate substantially depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	announcements of new products, solutions or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	changes in how customers perceive the benefits of our products and future offerings;
•	departures of key personnel;
•	reaction to our press releases, other public announcements and filings with the SEC, as well as reaction to third-party reports regarding our business, markets and the industry in which we operate;
•	fluctuations in the trading volume of our shares or the size of our public float;
•	sales of large blocks of our common stock;
•	actual or anticipated changes or fluctuations in our results of operations;
•	whether our results of operations meet the expectations of securities analysts or investors;
•	changes in actual or future expectations of investors or securities analysts;
•	actual or perceived significant data breach involving our products or website;
•	litigation involving us, our industry or both;
•	governmental or regulatory actions or audits;
•	regulatory developments in the United States, foreign countries or both;
•	general economic conditions and trends;
•	major catastrophic events in our domestic and foreign markets; and
•	“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We had 132,476,284 shares of capital stock outstanding as of June 30, 2019 that were generally freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our insiders and subject to periodic “blackout” periods, or held by our “affiliates” as defined in Rule 144 under the Securities Act.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, and particularly after the end of the fiscal year ending December 31, 2019, when we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

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
•

require the approval of our board of directors or the holders of at least 66 2⁄3% of our outstanding shares of capital stock to amend our amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation.

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

Our amended and restated bylaws further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, these provisions to not apply to any cause of action arising under the Exchange Act.

Both of these exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees.

On December 19, 2018, the Delaware Court of Chancery issued a decision in Matthew Sciabacucchi v. Matthew B. Salzberg et al., C.A. No. 2017-0931-JTL (Del. Ch.), finding that provisions such as selecting the federal district courts of the United States of America as the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act are not valid under Delaware law. In light of this decision of the Delaware Court of Chancery, we do not intend to enforce this provision in our amended and restated bylaws unless and until such time there is a final determination by the Delaware Supreme Court regarding the validity of such provisions. To the extent the Delaware Supreme Court makes a final determination that such provisions are not valid as a matter of Delaware law, our Board of Directors intends to amend our amended and restated bylaws to remove this provision.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the closing of our acquisition of Usabilla Holding B.V. ("Usabilla") on April 1, 2019, the we issued 1,944,211 shares of our common stock to the stockholders of Usabilla as a portion of the consideration in connection with our acquisition of all of the outstanding equity of Usabilla (the “Acquisition”).

The issuance of shares of our common stock to stockholders of Usabilla was made in accordance with the terms and subject to the conditions set forth in the Agreement for the Sale and Purchase of all Outstanding Shares in Usabilla Holding B.V., in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act and/or Regulation S promulgated under the Securities Act, based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the stockholders of Usabilla, including with respect to their residency and status as accredited investors, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-38664	3.1	February 26, 2019
3.2	Third Amended and Restated Bylaws of the Registrant.	S-1	333-227099	3.4	August 29, 2018
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-227099	4.1	September 13, 2018
10.1*	Offer Letter by and between the Registrant and Deborah L. Clifford, dated as of May 23, 2019.
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
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

SVMK Inc.

Date: August 6, 2019	By:	/s/ Deborah L. Clifford
Deborah L. Clifford
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)