Form 10-Q
period 2019-09-30
SVMK Inc.
filed 2019-11-07
CIK 1739936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares of registrant’s common stock outstanding as of November 1, 2019 was: 134,619,304.

SVMK Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2019

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract new users or convert registered users to paying users;
•	our ability to retain paying users;
•	our ability to convert organizations to SurveyMonkey Enterprise customers;
•	our ability to maintain and improve our products, including our enterprise-grade product offering through our recent acquisitions;
•	our ability to upsell and cross-sell within our existing customer and user base;
•	our future financial performance, including trends in revenue, costs of revenue, gross profit or gross margin, operating expenses, capital expenditures and paying users;
•	possible harm caused by significant disruption of service or loss or unauthorized access to users’ data;
•	our ability to prevent serious errors or defects in our products;
•	our ability to respond to rapid technological changes;
•	our ability to compete successfully;
•	our ability to protect our brand;
•	the demand for our survey platform or for survey software solutions in general;
•	our expectations and management of future growth;
•	our ability to accelerate growth with the introduction and scaling of a significant outbound salesforce;
•	our ability to attract large organizations as users;
•	our ability to attract and retain key personnel and highly qualified personnel;
•	our ability to manage our international expansion;
•	our ability to obtain adequate commercial space as our workforce grows;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to effectively integrate our products and solutions with others;
•	our ability to achieve or maintain profitability;
•	our ability to manage our outstanding indebtedness;
•	our ability to successfully identify, acquire and integrate companies and assets, including our recent acquisitions of Usabilla and GetFeedback;
•	our ability to offer high-quality customer support; and
•	the increased expenses associated with being a public company.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SVMK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except par value)	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$116,184	$153,807
Accounts receivable, net of allowance of $100 and $115	11,535	7,336
Deferred commissions, current	2,864	1,981
Prepaid expenses and other current assets	8,253	7,081
Total current assets	138,836	170,205
Property and equipment, net	39,125	117,718
Operating lease right-of-use assets	65,134	—
Capitalized internal-use software, net	34,188	33,280
Acquisition intangible assets, net	36,116	9,324
Goodwill	461,110	336,861
Deferred commissions, non-current	5,148	3,317
Other assets	8,765	8,643
Total assets	$788,422	$679,348
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,339	$2,804
Accrued expenses and other current liabilities	14,727	9,692
Accrued compensation	20,326	20,070
Deferred revenue	132,074	101,236
Operating lease liabilities, current	8,107	—
Debt, current	1,900	1,900
Total current liabilities	181,473	135,702
Deferred tax liabilities	5,775	4,246
Debt, non-current	214,090	215,515
Financing obligation on leased facility	—	92,009
Operating lease liabilities, non-current	84,758	—
Other non-current liabilities	5,957	12,493
Total liabilities	492,053	459,965
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock ($0.00001 par value; 100,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.00001 par value; 800,000 shares authorized; 134,594 and 125,818 shares issued and outstanding)	1	1
Additional paid-in capital	680,957	551,937
Accumulated other comprehensive loss	(2,449)	(287)
Accumulated deficit	(382,140)	(332,268)
Total stockholders’ equity	296,369	219,383
Total liabilities and stockholders’ equity	$788,422	$679,348

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Revenue	$79,317	$65,205	$223,097	$186,392
Cost of revenue(1)(2)	19,626	23,213	56,203	58,967
Gross profit	59,691	41,992	166,894	127,425
Operating expenses:
Research and development(1)	22,718	51,765	65,931	85,997
Sales and marketing (1)(2)	30,926	34,309	86,665	71,609
General and administrative(1)	20,992	50,391	61,294	76,809
Restructuring	—	—	(66)	33
Total operating expenses	74,636	136,465	213,824	234,448
Loss from operations	(14,945)	(94,473)	(46,930)	(107,023)
Interest expense	3,572	7,496	10,878	22,181
Other non-operating income (expense), net	887	(219)	3,441	132
Loss before income taxes	(17,630)	(102,188)	(54,367)	(129,072)
Provision for (benefit from) income taxes	(1,320)	174	(1,802)	470
Net loss	$(16,310)	$(102,362)	$(52,565)	$(129,542)
Net loss per share, basic and diluted	$(0.12)	$(0.99)	$(0.40)	$(1.27)
Weighted-average shares used in computing basic and diluted net loss per share	133,417	103,096	130,434	101,984

(1)	Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$718	$6,472	$2,805	$7,776
Research and development	5,468	37,490	15,863	43,903
Sales and marketing	2,918	14,496	8,714	16,411
General and administrative	5,678	40,354	17,665	48,014
Stock-based compensation, net of amounts capitalized	$14,782	$98,812	$45,047	$116,104

(2)	Includes amortization of acquisition intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$1,557	$488	$3,448	$1,464
Sales and marketing	964	565	2,267	1,773
Amortization of acquisition intangible assets	$2,521	$1,053	$5,715	$3,237

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net loss	$(16,310)	$(102,362)	$(52,565)	$(129,542)
Other comprehensive loss:
Foreign currency translation losses(1)	(2,950)	(72)	(2,162)	(334)
Total other comprehensive loss(1)	(2,950)	(72)	(2,162)	(334)
Total comprehensive loss	$(19,260)	$(102,434)	$(54,727)	$(129,876)

(1)	Net of tax effect which was not material.

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended September 30, 2019

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
June 30, 2019	132,776	$1	$654,857	$501	$(365,830)	$289,529
Common stock issued upon stock option exercise	362	—	4,348	—	—	4,348
Common stock issued upon vesting of restricted stock units	1,080	—	—	—	—	—
Common stock issued in connection with acquisition	376	—	6,112	—	—	6,112
Stock-based compensation expense	—	—	15,640	—	—	15,640
Comprehensive loss	—	—	—	(2,950)	—	(2,950)
Net loss	—	—	—	—	(16,310)	(16,310)
September 30, 2019	134,594	$1	$680,957	$(2,449)	$(382,140)	$296,369

For the three months ended September 30, 2018

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
June 30, 2018	101,735	$1	$232,559	$(243)	$(204,708)	$27,609
Common stock issued upon stock option exercise	49	—	262	—	—	262
Common stock issued upon vesting of restricted stock units, net	2,711	—	(22,585)	—	—	(22,585)
Issuance of common stock in connection with initial public offering, net	20,583	—	225,336	—	—	225,336
Repurchase of common stock	(1)	—	(16)	—	—	(16)
Stock-based compensation expense	—	—	99,307	—	—	99,307
Comprehensive loss	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(102,362)	(102,362)
September 30, 2018	125,077	$1	$534,863	$(315)	$(307,070)	$227,479

For the nine months ended September 30, 2019

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2018	125,818	$1	$551,937	$(287)	$(332,268)	$219,383
Cumulative-effect adjustment upon adoption of ASC 842	—	—	—	—	2,693	2,693
Common stock issued upon stock option exercise	3,319	—	41,986	—	—	41,986
Common stock issued upon vesting of restricted stock units	2,860	—	—	—	—	—
Common stock issued in connection with acquisitions	2,320	—	36,204	—	—	36,204
Common stock issued under employee stock purchase plan	261	—	2,662	—	—	2,662
Stock-based compensation expense	—	—	47,936	—	—	47,936
Comprehensive loss	—	—	—	(2,162)	—	(2,162)
Other	16	—	232	—	—	232
Net loss	—	—	—	—	(52,565)	(52,565)
September 30, 2019	134,594	$1	$680,957	$(2,449)	$(382,140)	$296,369

For the nine months ended September 30, 2018

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2017	101,383	$1	$217,594	$19	$(177,571)	$40,043
Cumulative-effect adjustment upon adoption of ASU 2017-09	—	—	(43)	—	43	—
Common stock issued upon stock option exercise	66	—	440	—	—	440
Common stock issued upon vesting of restricted stock units, net	3,046	—	(25,803)	—	—	(25,803)
Issuance of common stock in connection with initial public offering, net	20,583	—	225,336	—	—	225,336
Repurchase of common stock	(1)	—	(16)	—	—	(16)
Stock-based compensation expense	—	—	117,355	—	—	117,355
Comprehensive loss	—	—	—	(334)	—	(334)
Net loss	—	—	—	—	(129,542)	(129,542)
September 30, 2018	125,077	$1	$534,863	$(315)	$(307,070)	$227,479

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net loss	$(52,565)	$(129,542)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,243	35,120
Non-cash leases expense	9,185	—
Stock-based compensation expense, net of amounts capitalized	45,047	116,104
Amortization of debt discount and issuance costs	225	726
Deferred income taxes	(1,866)	431
Gain on sale of a private company investment	(1,001)	(999)
Other	143	234
Changes in assets and liabilities:
Accounts receivable	(1,073)	(1,822)
Prepaid expenses and other assets	(2,908)	(5,451)
Accounts payable and accrued liabilities	5,955	4,596
Accrued interest on financing lease obligation, net of payments	—	(1,036)
Accrued compensation	(1,401)	(648)
Deferred revenue	23,486	16,269
Operating lease liabilities	(10,237)	—
Net cash provided by operating activities	45,233	33,982
Cash flows from investing activities
Acquisitions, net of cash acquired	(114,603)	—
Purchases of property and equipment	(2,026)	(8,811)
Capitalized internal-use software	(9,593)	(8,857)
Proceeds from sale of a private company investment	1,001	999
Net cash used in investing activities	(125,221)	(16,669)
Cash flows from financing activities
Proceeds from initial public offering, net	—	232,509
Payments of deferred offering costs	—	(1,487)
Proceeds from stock option exercises	41,846	440
Proceeds from employee stock purchase plan	2,662	—
Employee payroll taxes paid for net share settlement of restricted stock units	—	(24,566)
Payments to repurchase common stock	—	(16)
Repayment of debt	(1,650)	(2,250)
Net cash provided by financing activities	42,858	204,630
Effect of exchange rate changes on cash	(435)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(37,565)	221,943
Cash, cash equivalents and restricted cash at beginning of period	154,371	35,345
Cash, cash equivalents and restricted cash at end of period	$116,806	$257,288
Supplemental cash flow data:
Interest paid for term debt	$10,391	$16,445
Interest paid for financing obligation on leased facility	$—	$6,114
Cash paid for operating leases	$10,124	$—
Income taxes paid	$756	$246
Non-cash investing and financing transactions:
Fair value of common stock issued as acquisition consideration	$36,204	$—
Stock compensation included in capitalized software costs	$2,889	$1,251
Accrued unpaid capital expenditures	$277	$600
Lease liabilities arising from obtaining right-of-use assets	$7,548	$—
Accrued unpaid payroll taxes related to net share settlement and offering costs	$—	$6,924
Derecognized financing obligation related to building due to adoption of ASC 842	$92,009	$—
Derecognized building due to adoption of ASC 842	$71,781	$—

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

Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of September 30, 2019, the statements of operations, comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. Such condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These condensed consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain other prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect our results of operations or operating, investing and financing cash flows.

These condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2019, the results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual periods.

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

Related Party Transactions

Certain members of the Company’s Board of Directors (“Board”) serve as board members, are executive officers of and/or (in some cases) are investors in companies that are customers and/or vendors of the Company. The Company recognized revenue from sales of its products to a substantial stockholder of $0.5 million and $1.3 million during the three and nine months ended September 30, 2019, respectively, and $0.4 million and $1.3 million during the three and nine months ended September 30, 2018, respectively. Sales to a substantial stockholder represented less than 1% of the Company’s total revenue in each of the periods presented. The Company incurred related party expenses of $0.6 million and $1.4 million during the three and nine months ended September 30, 2019, respectively, and $0.7 million and $1.0 million during the three and nine months ended September 30, 2018, respectively.

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

The Company recognized into revenue $55.4 million and $95.3 million during the three and nine months ended September 30, 2019, respectively, and $43.1 million and $78.2 million during the three and nine months ended September 30, 2018, respectively, that was included in the deferred revenue balances at the beginning of each respective periods.

As of September 30, 2019, future estimated revenue related to performance obligations that are unsatisfied or partially unsatisfied at the end the reporting period was $152.7 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Deferred Commissions

Certain commissions earned by the Company’s salesforce are considered to be incremental and recoverable costs of obtaining a contract with a customer. Such costs are deferred and amortized on a straight-line basis over their estimated period of benefit which is generally four years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortization of deferred commissions, included in sales and marketing expense line within the statements of operations was $0.7 million and $1.9 million during the three and nine months ended September 30, 2019, respectively, and $0.4 million and $1.1 million during the three and nine months ended September 30, 2018, respectively. There was no impairment loss in relation to the deferred commissions for any period presented.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for all share-based payments to employees based on the grant-date fair value of the Company’s common stock estimated in accordance with the provisions of ASC 718, Compensation‑Stock Compensation. For time-based equity awards, stock-based compensation expense is recognized on a straight-line basis over the award’s requisite service period, which is generally four years for new hires and generally three years for subsequent grants to existing employees. For shares issuable under the Company’s 2018 employee stock purchase plan, as amended (the “ESPP”), stock-based compensation expense is recognized on a straight-line basis over the award’s requisite service period, which is an offering period. The Company recognizes excess tax benefits from stock-based compensation expense in earnings, which are substantially offset by a valuation allowance. The Company made a policy election to account for forfeitures as they occur. The Company determines the fair value of equity awards as follows:

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

Beginning in the second quarter of 2015, the Company granted performance-based restricted stock units (“Performance RSUs”) that vest upon the satisfaction of both a service condition and a Performance Vesting Condition. The Performance Vesting Condition occurred upon the effectiveness of the registration statement for the Company's IPO, which was September 25, 2018. As a result, the Company recognized the cumulative amount of unrecognized stock-based compensation expense of $89.9 million for services already rendered using the accelerated attribution method. As of September 30, 2019, the remaining unamortized stock-based compensation related to these awards was $9.3 million, which the Company expects to recognize on an accelerated basis over the remaining weighted-average requisite service periods of 1.2 years (see Note 7 for additional discussion).

Business Combinations

When the Company acquires a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require the Company to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired developed technology, and trade names from a market participant perspective, useful lives and discount rates. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to non-operating income (expense) in the condensed consolidated statements of operations.

Impairment of Long-Lived Assets

Long-lived assets with finite lives include property and equipment, capitalized internal-use software and acquisition intangible assets. Long-lived assets are depreciated or amortized over their estimated useful lives which are as follows:

Building	40 years
Computer equipment	2 to 5 years
Furniture, fixtures, and other assets	5 years
Leasehold improvements	Shorter of remaining lease term or 5 years
Purchased software	3 years
Capitalized internal-use software	3 years
Acquisition intangible assets: customer relationships	3 to 7 years
Acquisition intangible assets: trade name	2 to 10 years
Acquisition intangible assets: developed technology	3 to 8 years

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of depreciable or amortizable long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows do not exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. The Company did not recognize any impairment of long-lived assets during each of the three and nine months ended September 30, 2019 and 2018. The Company believes that the carrying values of long-lived assets as of September 30, 2019 are recoverable.

Goodwill is not amortized but rather tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the carrying value of goodwill exceeds the implied fair value of the Company. The Company did not recognize any impairment of goodwill during each of the three and nine months ended September 30, 2019 and 2018.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in banks, primarily in checking accounts and such amounts may at times exceed the federally insured limits. Cash equivalents consist of short-term money market funds (for which the Company had none in any of the periods presented), which are managed by reputable financial institutions. For purposes of its customer concentration disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. No single customer accounted for more than 10% of revenue during each of the three and nine months ended September 30, 2019 and 2018. No customers accounted for more than 10% of accounts receivable, net as of September 30, 2019 and December 31, 2018.

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Private Company Investments

The Company accounts for private company investments, without readily determinable fair values, either under the equity or the cost method. Investments through which the Company exercises significant influence but does not have control over the investee are accounted for under the equity method. Investments through which the Company is not able to exercise significant influence over the investee are measured and accounted for using an alternative measurement basis of a) the carrying value of a security at cost, b) less any impairment and c) plus or minus any qualifying observable price changes (with a same or similar security from the same issuer). These securities were previously accounted for using the cost method of accounting, measured at cost less other-than-temporary impairment. If an observable price change or impairment is recognized on the Company’s private company investments, such investments would then be classified as a Level 3 financial instrument within the fair value hierarchy based on the nature of the fair value inputs. The Company classifies private company investments as other assets on the condensed consolidated balance sheets as those investments do not have stated contractual maturity dates. Any adjustments to the carrying value are recognized in other non-operating income (expense), net in the condensed consolidated statements of operations. As of September 30, 2019 and December 31, 2018, respectively, the carrying value of the Company’s private company investment at cost was $3.6 million. There were no impairments or observable price changes for the Company’s private company investment during each of the three and nine months ended September 30, 2019 and 2018.

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

Derivative Financial Instruments

From time to time, the Company may use derivative financial instruments consisting of interest rate swaps to manage cash flow exposure under its credit facilities and accounts for such derivative financial instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities. The Company recognizes its derivative financial instruments as an asset or liability in the condensed consolidated balance sheets at fair value, if material. The Company did not have any material amount of derivative financial instruments outstanding during each of the three and nine months ended September 30, 2019 and 2018.

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

Liability for Sabbatical Leave

The Company provides a sabbatical leave program to its employees whereby the Company’s full-time employees are eligible for four weeks of paid time-off after four years of continuous service. The Company accounts for sabbatical leaves in accordance with ASC 710, Compensated Absences. As of September 30, 2019, the accrued balance was $3.7 million ($1.7 million included in accrued compensation and $2.0 million in other non-current liabilities). As of December 31, 2018, the accrued balance was $4.4 million ($2.3 million included in accrued compensation and $2.1 million in other non-current liabilities).

Advertising and Promotion Costs

Expenses related to advertising, marketing and promotion of the Company’s product offerings are expensed as incurred. These costs mainly consist of search engine marketing related costs. The Company incurred $6.1 million and $18.9 million during the three and nine months ended September 30, 2019, respectively, and $6.6 million and $17.1 million during the three and nine months ended September 30, 2018, respectively, which are included in sales and marketing expenses in the condensed consolidated statements of operations.

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

Other Non-Operating Income (Expense)

Other non-operating income (expense), net consists primarily of interest income, net foreign currency exchange gains (losses), gain on sale of private company investments, net realized gains and losses related to investments, and other. The components of other non-operating income (expense) recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Interest Income	$801	$151	$2,515	$292
Foreign currency losses, net	(68)	(303)	(390)	(1,032)
Gain on sale of a private company investment	—	—	1,001	999
Other income (expense), net	154	(67)	315	(127)
Other non-operating income (expense), net	$887	$(219)	$3,441	$132

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In January 2017, the Company sold a private company investment that was accounted for using the cost method of accounting. The Company recognized an initial gain upon sale and is additionally entitled to receive contingent consideration to be received over three years following the close of the transaction, subject to the private company meeting certain employee retention and financial targets. Subsequent earn-out amounts collected will be recorded as a gain when cash is received. In each of the nine months ended September 30, 2019 and 2018, the Company received cash of $1.0 million, representing its share of the respective first and second installments of the earn-out payment, each of which was recognized as a gain on sale of a private company investment.

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

Accounting Pronouncements Not Yet Adopted

Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss impairment methodology in the current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade receivables and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. ASU 2016-13 is effective for public companies with fiscal years beginning after December 15, 2019, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is in the process of evaluating appropriate changes to its business processes, systems and controls to support the adoption of the new standard, and is currently evaluating the impact of the provisions of this new standard on its condensed consolidated financial statements.

3. Cash and Cash Equivalents

As of September 30, 2019 and December 31, 2018, cash and cash equivalents were $116.2 million and $153.8 million, respectively.

Included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions of $3.2 million and $2.0 million as of September 30, 2019 and December 31, 2018, respectively.

The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$116,184	$153,807
Restricted cash (included in other assets)	622	564
Total cash, cash equivalents and restricted cash	$116,806	$154,371

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

As of September 30, 2019 and December 31, 2018, respectively, the Company did not have any financial instruments accounted for pursuant to ASC 820.

5. Property and Equipment

As of September 30, 2019 and December 31, 2018, property and equipment consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Building	$—	$71,780
Computer equipment	23,060	21,448
Leasehold improvements	56,191	56,396
Furniture, fixtures, and other assets	11,401	10,566
Gross property and equipment	90,652	160,190
Less: Accumulated depreciation	(51,527)	(42,472)
Property and equipment, net	$39,125	$117,718

Depreciation expense was $4.3 million and $13.1 million, during the three and nine months ended September 30, 2019, respectively, and $4.9 million and $14.4 million, during the three and nine months ended September 30, 2018, respectively.

Upon adoption of ASC 842, the Company derecognized amounts previously capitalized related to its San Mateo lease included in the Building line item, as well as the related accumulated depreciation, as of December 31, 2018 (see Notes 2 and 8 for additional information).

6. Acquisitions, Intangible Assets and Goodwill

GetFeedback Acquisition

In August 2019, the Company entered into a Stock Purchase Agreement (the “GetFeedback Agreement”) to acquire GFB Holdings, Inc. (“GetFeedback”) including its wholly-owned subsidiary GetFeedback, Inc., a customer experience management company that offers purpose-built solutions to its customers and understands and improves customer experience through the creation of customized branded surveys.  The Company expects the acquisition of GetFeedback to complement and expand its enterprise-grade product offering. The Company purchased 100% of the outstanding shares of GetFeedback when the transaction closed on September 3, 2019 (the “GetFeedback Acquisition Date”).

Pursuant to the GetFeedback Agreement, the Company paid approximately $68.3 million for the acquisition of all of the outstanding shares of GetFeedback, which consisted of (i) cash consideration of approximately $61.5 million (net of cash acquired of approximately $0.7 million) and (ii) 376,333 shares of the Company’s common stock with a fair value of $16.24 per share on the GetFeedback Acquisition Date.

The acquisition qualified as a business combination and is accounted for accordingly. GetFeedback’s results of operations are included in the Company’s condensed consolidated statement of operations beginning on the GetFeedback Acquisition Date. The purchase price allocation as of the GetFeedback Acquisition Date was based on a preliminary third-party valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The major classes of assets and liabilities to which the Company has preliminarily allocated the purchase price were as follows (in thousands):

Cash and cash equivalents	$678
Accounts receivable, net	1,303
Property and equipment, net	228
Operating lease right-of-use assets	3,053
Intangible assets	17,700
Goodwill	53,904
Accrued compensation	(425)
Deferred revenue	(3,866)
Operating lease liabilities	(3,053)
Deferred tax liabilities	(1,123)
Other assets and liabilities, net	(144)
Total purchase price	$68,255

The following table sets forth the fair value and useful lives of the identifiable intangible assets acquired:

(in thousands)	Fair Value	Useful Life
Developed technology	$5,900	3 years
Customer relationships	10,900	6 to 7 years
Trade name	900	5 years
Total intangible assets	$17,700

The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill. Goodwill resulted primarily from the increased synergies that are expected to be achieved from the integration of GetFeedback and the value of the assembled workforce.  None of the goodwill is tax deductible.

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

The acquisition qualified as a business combination and is accounted for accordingly. Usabilla’s results of operations are included in the Company’s condensed consolidated statement of operations since the Acquisition Date. The purchase price allocation as of the Acquisition Date was based on a preliminary third-party valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The major classes of assets and liabilities to which the Company has preliminarily allocated the purchase price were as follows (in thousands):

Cash and cash equivalents	$1,058
Accounts receivable, net	1,876
Property and equipment, net	770
Operating lease right-of-use assets	2,268
Intangible assets	15,136
Goodwill	72,077
Accrued compensation	(1,226)
Deferred revenue	(4,541)
Operating lease liabilities	(2,268)
Deferred tax liabilities	(2,323)
Other assets and liabilities, net	1,461
Total purchase price	$84,288

The following table sets forth the fair value and useful lives of the identifiable intangible assets acquired:

(in thousands)	Fair Value	Useful Life
Developed technology	$11,036	3 years
Customer relationships	2,890	3 years
Trade name	1,210	5 years
Total intangible assets	$15,136

The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill. Goodwill resulted primarily from the increased synergies that are expected to be achieved from the integration of Usabilla and the value of the assembled workforce.  Substantially all of the goodwill is expected to result in reductions to future foreign earnings for U.S. tax purposes.

Other acquisitions information

Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate.

The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the applicable acquisition date becomes available, but does not exceed 12 months from the acquisition date. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined.

The Company has incurred incremental expenses related to the above acquisitions, for investment banker fees and fees to attorneys, accountants and other professional advisors of approximately $0.7 million and $1.7 million, which are included in general and administrative expenses in the condensed consolidated statements of operation for the three and nine months ended September 30, 2019, respectively.

Capitalized internal-use software

As of September 30, 2019 and December 31, 2018, capitalized internal-use software consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Gross capitalized internal-use software	$121,586	$109,133
Less: Accumulated amortization	(87,398)	(75,853)
Capitalized internal use software, net	$34,188	$33,280

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Amortization expense related to capitalized internal-use software was $4.1 million and $11.5 million during the three and nine months ended September 30, 2019, respectively, and $5.0 million and $16.3 million during the three and nine months ended September 30, 2018, respectively, and is included in cost of revenue in the condensed consolidated statements of operations.

Acquisition intangible assets, net

As of September 30, 2019 and December 31, 2018, intangible assets, net consisted of the following:

	September 30, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$61,419	$(44,357)	$17,062	$47,696	$(42,410)	$5,286
Trade name	8,151	(6,105)	2,046	6,072	(5,796)	276
Developed technology	38,661	(21,653)	17,008	22,007	(18,245)	3,762
Acquisition intangible assets, net	$108,231	$(72,115)	$36,116	$75,775	$(66,451)	$9,324

Amortization expense was $2.5 million and $5.7 million during the three and nine months ended September 30, 2019, respectively, and $1.1 million and $3.2 million during the three and nine months ended September 30, 2018, respectively.

Future amortization expense

As of September 30, 2019, future amortization expense by year is expected to be as follows (in thousands):

(in thousands)	Capitalized internal-use software, net	Acquisition intangible assets, net
Remainder of 2019	$3,966	$3,224
2020	11,082	11,876
2021	6,247	10,096
2022	2,359	5,170
2023	—	1,899
Thereafter	—	3,851
Total amortization expense	$23,654	$36,116

Future capitalized internal-use software amortization excludes $10.5 million of costs which are currently in the development phase.

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of December 31, 2018	$336,861
Additions	125,981
Foreign currency translation	(1,732)
Balance as of September 30, 2019	$461,110

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

As of September 30, 2019, 8,371,369 shares of common stock remain available for grant under the 2018 Plan.

The following is a summary of stock option activity for the current year period:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2018	18,452,375	$14.39	$8,482	7.5
Granted	3,128,591	$13.95
Exercised	(3,319,196)	$12.65
Forfeited	(1,240,835)	$14.05
Expired	(934,413)	$15.88
Outstanding, vested and expected to vest at September 30, 2019	16,086,522	$14.60	$41,101	7.5
Vested and exercisable at September 30, 2019	9,412,266	$14.86	$21,157	6.6

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following is a summary of restricted stock awards for the current year period:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2018	—	$—	0.0
Granted	299,798	$18.30
Unvested at September 30, 2019	299,798	$18.30	2.5

The following is a summary of restricted stock units for the current year period:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2018	5,752,046	$12.77	1.2
Granted	5,449,311	$15.01
Vested	(2,859,765)	$12.93
Forfeited	(1,147,189)	$13.42
Unvested at September 30, 2019	7,194,403	$14.30	2.2

Fair Value of Stock Options

The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected life (in years)	5.2 to 6.1	5.8 to 6.0	5.2 to 6.1	5.8 to 6.0
Risk-free interest rate	1.5% - 1.6%	2.8% - 3.0%	1.5% - 2.5%	2.7% - 3.0%
Volatility	44% - 45%	44% - 60%	44% - 46%	43% - 60%
Dividend yield	—%	—%	—%	—%
Fair value of common stock	$18.11 to $18.41	$12.00 to $13.65	$12.35 to $18.41	$12.00 to $13.65

2018 Employee Stock Purchase Plan, As Amended

The Company sponsors the ESPP that allows employees to purchase shares of common stock at a discounted price from the fair market value of Company’s common stock at each purchase date. Except for the initial offering period, the ESPP provides for 24-month offering periods beginning May 22 and November 22 of each year, and each offering period will consist of four six-month purchase periods. The initial offering period began on September 25, 2018 and will end on November 22, 2020. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date, or (2) the fair market value of its common stock on the purchase date. During the nine months ended September 30, 2019, the Company’s employees purchased 260,991 shares of its common stock under the ESPP at a weighted average purchase price of $10.20 with proceeds of $2.7 million. As of September 30, 2019, 2,412,453 shares of common stock remain available for grant under the ESPP.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of ESPP purchase rights granted using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected life (in years)	n/a	n/a	0.5 to 2.0	n/a
Risk-free interest rate	n/a	n/a	2.1% - 2.4%	n/a
Volatility	n/a	n/a	40% - 45%	n/a
Dividend yield	n/a	n/a	—%	n/a
Fair value of common stock	n/a	n/a	$16.98	n/a

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$718	$6,472	$2,805	$7,776
Research and development	5,468	37,490	15,863	43,903
Sales and marketing	2,918	14,496	8,714	16,411
General and administrative	5,678	40,354	17,665	48,014
Stock-based compensation expense, net of amounts capitalized	14,782	98,812	45,047	116,104
Capitalized stock-based compensation expense	858	495	2,889	1,251
Stock-based compensation expense	$15,640	$99,307	$47,936	$117,355

As of September 30, 2019, unamortized stock-based compensation was as follows:

	Unrecognized stock-based compensation (in thousands)	Weighted average vesting period (in years)
Stock options	$39,378	2.3
Restricted stock awards	4,575	2.5
Restricted stock units (service-based)	65,870	2.9
Restricted stock units (performance-based)(1)	9,260	1.2
ESPP	3,428	1.3
Total unrecognized stock-based compensation	$122,511

(1)

The Performance Vesting Condition occurred upon the effectiveness of the registration statement for the Company's IPO, which was September 25, 2018. The remaining unrecognized stock-based compensation expense is recognized on an accelerated basis over the weighted-average remaining requisite service period.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

401(k) Plan

In the United States, the Company offers its employees a defined contribution plan that qualifies as a deferred salary arrangement under Section 401 of the U.S. Internal Revenue Code (“401(k) Plan”). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowed by the Internal Revenue Service. The Company currently provides a matching contribution of 25% of deferrals for eligible employees. Compensation expense for the Company's matching contributions was $0.7 million and $2.3 million during the three and nine months ended September 30, 2019, respectively, and $0.5 million and $1.8 million during the three and nine months ended September 30, 2018, respectively.

8. Leases

The Company leases certain equipment and facilities under operating leases which expire at various dates through 2028. The Company’s operating lease costs (gross lease expense) was $3.2 million and $9.3 million during the three and nine months ended September 30, 2019, respectively, and $1.2 million and $3.0 million during the three and nine months ended September 30, 2018, respectively, and the Company’s short-term lease costs were nominal. The Company’s variable lease costs amounted to $1.5 million and $5.0 million during the three and nine months ended September 30, 2019, respectively. The Company recognized sublease income (including reimbursed expenses) of $1.9 million and $5.6 million during the three and nine months ended September 30, 2019, respectively.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of September 30, 2019, the weighted average remaining operating lease term was 8.67 years.

As of September 30, 2019, the weighted average discount rate used to estimate operating lease liabilities was 7.4%.

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of September 30, 2019, maturities of operating lease liabilities and sublease income, by year are as follows:

(in thousands)	Operating Lease Payments	Sublease Income
Remainder of 2019	$3,645	$(1,172)
2020	14,434	(2,889)
2021	14,162	(2,535)
2022	13,989	(336)
2023	13,468	—
Thereafter	68,990	—
Gross lease payments (income)	$128,688	$(6,932)
Less: Imputed interest	35,823
Total operating lease liabilities	$92,865

9. Commitments and Contingencies

Non-Cancellable Purchase Commitments

The Company enters into commitments under non-cancellable purchase orders for the procurement of goods and services in the ordinary course of business. As of September 30, 2019, expected payments under such commitments are as follows:

Remainder of 2019	$5,173
2020	10,078
2021	4,672
2022	4,994
2023	5,071
Thereafter	2,085
Total purchase commitments	$32,073

Letters of Credit

As of September 30, 2019, the Company had a standby letter of credit for $5.0 million which was issued in connection with the San Mateo facility.

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

10. Debt

As of September 30, 2019 and December 31, 2018 the carrying values of debt were as follows:

			September 30, 2019		December 31, 2018
	Issuance date	Maturity date	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
2018 Refinancing Facility Agreement	October 2018	October 2025	$217,800	5.74% - 6.28%	$219,450	6.00% - 6.10%
Less: Unamortized issuance discount and issuance costs, net			1,810		2,035
Less: Debt, current			1,900		1,900
Debt, non-current			$214,090		$215,515

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

The Company records debt discounts and issuance costs as a reduction to the associated current and long-term portions of the debt in the condensed consolidated balance sheets. The Company records debt discounts and issuance costs as a deferred asset when there is no associated debt liability. As of September 30, 2019, unamortized issuance discount and issuance costs of $0.4 million were included in prepaid expenses and other current assets and $1.1 million were included in other assets. As of December 31, 2018, unamortized issuance discount and issuance costs of $0.4 million were included in prepaid expenses and other current assets and $1.4 million were included in other assets. The Company amortizes these costs using the straight-line method which approximates the effective interest rate method over the life of the loan. The amounts amortized are included in interest expense in the accompanying condensed consolidated statements of operations.

As of September 30, 2019, the Company has $70 million of borrowing available under the line of credit portion of the 2018 Credit Facility.

The Company’s obligations under the 2018 Credit Facility are guaranteed by certain of its subsidiaries and secured by liens on substantially all of the assets of the Company and such subsidiaries. The 2018 Credit Facility contains financial, affirmative and negative covenants that, if violated, may require the Company to pay down the loans earlier than the stated maturity dates with higher interest rates. As of September 30, 2019, the Company was compliant with all of its debt covenant requirements in the 2018 Credit Facility. The Company believes that it will continue to comply with the terms of the loan agreements through the stated maturity dates. However, if the Company’s projections do not materialize, the Company may require additional equity or debt financing. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Principal and interest payments are due quarterly. As of September 30, 2019, future minimum payment obligations of principal amounts due by year under the 2018 Credit Facility were as follows, (in thousands):

Remainder of 2019	$550
2020	2,200
2021	2,200
2022	2,200
2023	2,200
Thereafter	208,450
Total principal outstanding	$217,800

11. Income Taxes

The Company recorded an income tax benefit of $1.3 million and $1.8 million for the three and nine months ended September 30, 2019, respectively.  The Company recorded an income tax provision of $0.2 million and $0.5 million during the three and nine months ended September 30, 2018, respectively. The decrease in the Company’s income tax provision for the three and nine months ended September 30, 2019, relative to the respective prior periods, was primarily due to foreign losses benefited and a partial release of the valuation allowance as a result of recent acquisitions.

The Company regularly evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during periods in which those temporary differences become deductible. As of September 30, 2019, the Company continues to maintain a valuation allowance on certain deferred tax assets in the U.S. and Ireland that are not realizable on a more likely than not basis.

The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. There were no material changes in gross unrecognized tax benefits during each of the nine months ended September 30, 2019 and 2018.

12. Geographical Information

Revenue by geography is generally based on the billing address of the customer. For purposes of its geographic revenue disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. The following table sets forth the percentage of revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	65%	64%	64%	64%
Rest of world	35%	36%	36%	36%

No other country outside of the United States comprised 10% or greater of the Company’s revenue during each of the three and nine months ended September 30, 2019 and 2018.

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net loss	$(16,310)	$(102,362)	$(52,565)	$(129,542)
Denominator:
Weighted-average shares outstanding - basic and diluted	133,417	103,096	130,434	101,984
Net loss per common share - basic and diluted:	$(0.12)	$(0.99)	$(0.40)	$(1.27)

The Company was in a loss position for the periods presented. Accordingly, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Prior to application of the treasury stock method, share equivalents (comprising stock options, restricted stock units (including those that are performance-based), shares issuable under the ESPP, and restricted stock awards) excluded from the calculations of diluted net loss per share were 24.4 million during the three and nine months ended September 30, 2019, and 24.7 million during the three and nine months ended September 30, 2018.

14. Restructuring Costs

November 2017 Restructuring Plan

In November 2017, the Company implemented a restructuring plan (“November 2017 Plan”) to reduce its sales and marketing headcount and centralize its sales function in its San Mateo, CA headquarters. The total restructuring costs associated with the November 2017 Plan was $5.1 million and was primarily lease termination costs and employee severance, of which $0.1 million was reversed during the nine months ended September 30, 2019, $3.5 million was recognized during the year ended December 31, 2018 and $1.7 million was recognized during the year ended December 31, 2017. The restructuring costs incurred during the year ended December 31, 2018 were primarily due to the changes in estimated contract termination costs resulting from lower estimated sublease cash payments, and related leasehold impairment costs as the Company estimated that the leasehold improvements at the vacated facility would not be recoverable from the estimated sublease cash flows. The restructuring costs incurred during the nine months ended September 30, 2019 were primarily due to the changes in estimated contract termination costs.

The November 2017 Plan was subject to applicable laws and consultation processes, as a part of the Company’s strategic plan to focus on its core product and improve efficiencies. In connection with these actions, the Company incurred the following pre-tax costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Employee severance	$—	$—	$—	$33
Contract termination and other costs	—	—	(66)	—
Total restructuring costs	$—	$—	$(66)	$33

As of December 31, 2018, $0.6 million and $0.3 million were recorded in accrued expenses and other current liabilities and other non-current liabilities, respectively. Upon adoption of ASC 842 on January 1, 2019, amounts previously accrued in restructuring for operating leases were derecognized as they are included in ROU assets in the condensed consolidated balance sheets (see Note 8 for additional information). As of September 30, 2019, the remaining amount of accrued restructuring for contract termination costs was paid.

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

In addition, we offer an enterprise-grade version of our survey platform, SurveyMonkey Enterprise, which provides managed user accounts, customized company branding, enterprise-grade security, sophisticated collaboration capabilities and deep integrations with a broad set of leading software applications. We also generate revenue from a wide range of purpose-built solutions, including SurveyMonkey CX, Usabilla, and GetFeedback for customer experience and feedback, TechValidate for content marketing, SurveyMonkey Engage for employee engagement and SurveyMonkey Audience for market research and analysis. We generate revenue from these purpose-built solutions by subscription or on a transactional basis, depending on the product.

Our business model

Our self-serve offering underpins a powerful, capital efficient business model that is fueled by the virality of our products. We believe our brand is synonymous with high-quality, easy to use products. The strength of our brand enables us to rapidly and cost-effectively acquire new users through free organic searches, paid online marketing and word of mouth referrals. Our survey platform and purpose-built solutions can be used without costly implementation, professional services or training, and anyone can create a survey in minutes. Our free basic survey product allows users to design and send simple surveys to collect and analyze feedback. Users and respondents can access our survey platform on a broad range of desktop and mobile devices, and surveys can be distributed through multiple channels, such as email, web, mobile, messaging apps and social media. Users often share results and collaborate with others, who are then attracted to our survey platform and frequently sign up as new users. Every person who takes a survey is a potential future customer, and we seek to capitalize on that opportunity through end of survey marketing designed to engage further with respondents and encourage them to create accounts and become new users. We invest in new features and improvements to our product functionality as well as targeted marketing campaigns to drive conversion of unpaid users to paid users. As a result, we have a predictable, high-visibility revenue model where we generated more than 90% of our revenue from sales of subscriptions to our products in 2018. We have a broad and diverse customer base and no customer represented more than 1% of our revenue in any of the periods presented.

We supplement our self-serve channel with a targeted sales effort to upsell organizations to SurveyMonkey Enterprise, to expand deployments of SurveyMonkey Enterprise within organizations and to cross-sell purpose-built solutions within organizations. We believe our existing user base represents a significant opportunity to expand our business and increase our revenue. As of September 30, 2019, we had 713,217 paying users within more than 335,000 organizational domains. Within that population of organizational domains, we had over 5,300 customers with organization-level agreements with us and who purchased through our enterprise sales force as of September 30, 2019. We believe that paying users within organizational domains represent an opportunity to significantly increase conversion from individual subscriptions to our enterprise offerings.

As of September 30, 2019, over 85% of our trailing 12-month bookings were from organizational domain-based customers, which are customers who register with us using an email account with an organizational domain name, such as @surveymonkey.com, but excludes customers with email addresses hosted on widely used domains such as @gmail, @outlook or @yahoo. As of September 30, 2019, our dollar-based net retention rate for organizational domain-based customers was over 100%.

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

	As of September 30,
	2019	2018
Paying users	713,217	621,071

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except ARPU)	2019	2018	2019	2018
Average revenue per paying user ("ARPU")	$448	$418	$439	$406
Free cash flow	19,764	4,559	33,614	16,314
Adjusted EBITDA	11,535	16,990	30,294	45,417

Core revenue

We define core revenue as revenue from our survey platform, form-based application and purpose-built solutions, excluding the non-self-serve portion of our SurveyMonkey Audience solution, which we generally ceased offering at the end of the second quarter of 2017. For each of the three and nine month periods ended September 30, 2019 and 2018, there was no difference between revenue and core revenue.

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

Free cash flow

We define free cash flow as GAAP net cash provided by operating activities less purchases of property and equipment, and capitalized internal-use software. We consider free cash flow to be an important measure because it measures our liquidity after deducting capital expenditures for purchases of property and equipment and capitalized software development costs, which we believe provides a more accurate view of our cash generation and cash available to grow our business. Our free cash flow included cash payments for interest on our long-term debt of $3.5 million and $10.4 million, for the three and nine months ended September 30, 2019, respectively, and $5.6 million and $16.4 million for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2018, our free cash flow also included a one-time payment for employer payroll taxes on Performance RSUs of $1.2 million. We expect our free cash flow to increase as we reduce cash paid for interest on our long-term debt following the partial repayment of the outstanding indebtedness under our credit facilities of $101.3 million in the fourth quarter of 2018. We expect to generate positive free cash flow over the long term. Free cash flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. Some of the limitations of free cash flow are that free cash flow does not reflect our future contractual commitments and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net cash provided by operating activities	$23,521	$11,951	$45,233	$33,982
Purchases of property and equipment	(691)	(4,002)	(2,026)	(8,811)
Capitalized internal-use software	(3,066)	(3,390)	(9,593)	(8,857)
Free cash flow	$19,764	$4,559	$33,614	$16,314

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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net loss	$(16,310)	$(102,362)	$(52,565)	$(129,542)
Provision for (benefit from) income taxes	(1,320)	174	(1,802)	470
Other non-operating (income) expenses, net	(887)	219	(3,441)	(132)
Interest expense(1)	3,572	7,496	10,878	22,181
Depreciation and amortization	11,698	11,468	32,243	35,120
Stock-based compensation, net	14,782	98,812	45,047	116,104
Restructuring	—	—	(66)	33
Employer payroll taxes on Performance RSUs	—	1,183	—	1,183
Adjusted EBITDA	$11,535	$16,990	$30,294	$45,417

(1)

For the three and nine months ended September 30, 2019, amount includes solely interest expense on our credit facilities. For the three and nine months ended September 30, 2018, amount includes interest expense on our credit facilities and financing lease obligations related to our corporate headquarters.

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

2017 Restructurings

In 2017, we restructured our business to focus on our core products, increase operating efficiency and reduce costs over the long-term. In November 2017, in conjunction with the hiring of our new Chief Sales Officer, we implemented a plan to centralize our U.S. salesforce in our San Mateo, California headquarters. In November 2016, we implemented a plan to wind down the operations of a previously acquired business. We recognized aggregate restructuring costs of $5.1 million and was primarily lease termination costs and employee severance, of which $0.1 million was reversed during the nine months ended September 30, 2019, $3.5 million was recognized during the year ended December 31, 2018 and $1.7 million was recognized in the year ended December 31, 2017. Restructuring costs incurred during 2018 were primarily due to the changes in estimated contract termination costs resulting from lower estimated sublease cash payments, and related leasehold impairment costs as we estimated that the leasehold improvements at the vacated facility would not be recoverable from the estimated sublease cash flows. The restructuring costs incurred during the nine months ended September 30, 2019 were primarily due to the changes in estimated contract termination costs.

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

Cost of Revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products to our users. These expenses generally consist of infrastructure costs, personnel costs and other related costs. Infrastructure costs generally include expenses related to the operation of our data centers, such as data center equipment depreciation, facility costs (such as co-location rentals), amortization of capitalized software, payment processing fees, website hosting costs, external sample costs and charitable donations associated with our SurveyMonkey Audience solution. Personnel costs include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses for employees whose primary responsibilities relate to supporting our infrastructure and delivering user support. Other related costs include amortization of acquired developed technology intangible assets and allocated overhead. We plan to continue investing in additional resources to enhance the capability and reliability of our infrastructure to support user growth and increased use of our products. We expect that cost of revenue, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that cost of revenue will decrease as a percentage of revenue in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” stock-based compensation expenses included in our cost of revenue decreased significantly in absolute dollars during the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 as the nine months ended September 30, 2018 included the cumulative catch-up of stock based compensation upon the completion of our IPO.

Research and Development. Research and development expenses primarily include personnel costs, costs for third-party consultants, depreciation of equipment used in research and development activities and allocated overhead. Personnel costs for our research and development organization include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses. Our research and development efforts focus on maintaining and enhancing existing products and adding new products. Except for costs associated with the development of internal-use software, research and development costs are expensed as incurred. We expect that research and development expenses, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that research and development expenses will remain relatively constant as a percentage of revenue in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” stock-based compensation expenses included in our research and development expenses decreased significantly in absolute dollars during the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 as the nine months ended September 30, 2018 included the cumulative catch-up of stock based compensation upon the completion of our IPO.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs, costs related to brand campaigns, paid marketing, amortization of acquired trade name and customer relationship intangible assets and allocated overhead. Personnel costs for our sales and marketing organization include salaries, bonuses, sales commissions, stock-based compensation, other employee benefits and travel-related expenses. Sales commissions earned by our sales personnel, including any related payroll taxes, that are considered to be incremental and recoverable costs of obtaining a customer contract are deferred and amortized over an estimated period of benefit of generally four years. We expect that sales and marketing expenses, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and increase as a percentage of revenue in the near term. We expect that sales and marketing expenses will vary from period to period in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” stock-based compensation expenses included in our sales and marketing expenses decreased significantly in absolute dollars during the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 as the nine months ended September 30, 2018 included the cumulative catch-up of stock based compensation upon the completion of our IPO.

General and Administrative. General and administrative expenses primarily include personnel costs for legal, finance, human resources and other administrative functions, as well as certain executives. Personnel costs for our general and administrative staff include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses. In addition, general and administrative expenses include outside legal, accounting and other professional fees, non-income-based taxes and allocated overhead. We expect that general and administrative expenses, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that general and administrative expenses will decrease as a percentage of revenue in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” stock-based compensation expenses included in our general and administrative expenses decreased significantly in absolute dollars during the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 as the nine months ended September 30, 2018 included the cumulative catch-up of stock based compensation upon the completion of our IPO.

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

Interest Expense

We adopted the requirements of ASC 842 as of January 1, 2019 using the modified retrospective transition method that allowed for recognition of the cumulative-effect adjustments at the beginning of the adoption period. Subsequent to our adoption of ASC 842, interest expense consists of interest on our credit facilities. Prior to our adoption of ASC 842, interest expense consisted of interest on credit facilities and financing obligations related to our corporate headquarters. We expect future interest expense to decrease following the repayment of a portion of our outstanding indebtedness under our credit facilities in the fourth quarter of 2018 and with our adoption of ASC 842. For additional information regarding our credit facilities and our adoption of ASC 842, see Note 10 and Notes 2 and 8, respectively, of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net consists primarily of interest income, net foreign currency exchange gains and losses, gain on sale of private company investments and other gains and losses.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a valuation allowance on our U.S. federal and state and Irish deferred tax assets that we have determined are not realizable on a more likely than not basis. For additional information regarding our income taxes, see Note 11 of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue	$79,317	$65,205	$223,097	$186,392
Cost of revenue(1)(2)	19,626	23,213	56,203	58,967
Gross profit	59,691	41,992	166,894	127,425
Operating expenses:
Research and development(1)	22,718	51,765	65,931	85,997
Sales and marketing (1)(2)	30,926	34,309	86,665	71,609
General and administrative(1)	20,992	50,391	61,294	76,809
Restructuring	—	—	(66)	33
Total operating expenses	74,636	136,465	213,824	234,448
Loss from operations	(14,945)	(94,473)	(46,930)	(107,023)
Interest expense	3,572	7,496	10,878	22,181
Other non-operating income (expense), net	887	(219)	3,441	132
Loss before income taxes	(17,630)	(102,188)	(54,367)	(129,072)
Provision for (benefit from) income taxes	(1,320)	174	(1,802)	470
Net loss	$(16,310)	$(102,362)	$(52,565)	$(129,542)

1)	Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$718	$6,472	$2,805	$7,776
Research and development	5,468	37,490	15,863	43,903
Sales and marketing	2,918	14,496	8,714	16,411
General and administrative	5,678	40,354	17,665	48,014
Stock-based compensation, net of amounts capitalized	$14,782	$98,812	$45,047	$116,104

(2)	Includes amortization of acquisition intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$1,557	$488	$3,448	$1,464
Sales and marketing	964	565	2,267	1,773
Amortization of acquisition intangible assets	$2,521	$1,053	$5,715	$3,237

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	25%	36%	25%	32%
Gross profit	75%	64%	75%	68%
Operating expenses:
Research and development	29%	79%	30%	46%
Sales and marketing	39%	53%	39%	38%
General and administrative	26%	77%	27%	41%
Restructuring	—%	—%	—%	—%
Total operating expenses	94%	209%	96%	126%
Loss from operations	(19)%	(145)%	(21)%	(57)%
Interest expense	5%	11%	5%	12%
Other non-operating income (expense), net	1%	—%	2%	—%
Loss before income taxes	(22)%	(157)%	(24)%	(69)%
Provision for (benefit from) income taxes	(2)%	—%	(1)%	—%
Net loss	(21)%	(157)%	(24)%	(69)%

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenue and cost of revenue

	Three Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Revenue	$79,317	$65,205	$14,112	22%
Cost of revenue	19,626	23,213	(3,587)	(15)%
Gross profit	$59,691	$41,992	$17,699	42%
Gross margin	75%	64%

Revenue increased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to a 15% increase in the number of paying users from 621,071 as of September 30, 2018 to 713,217 as of September 30, 2019. The increase in revenue was also due in part to an 7% increase in ARPU from $418 for the three months ended September 30, 2018 to $448 for the three months ended September 30, 2019.

Cost of revenue decreased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to $4.6 million decrease in personnel costs and lower capitalized software amortization of $0.9 million, partially offset by a $1.1 million increase in amortization of intangible assets due to our recent acquisitions as well as increases in payment processing fees and web hosting costs due to increased sales. The decrease in personnel costs was primarily due to a $5.7 million decrease in stock-based compensation as the three months ended September 30, 2018 included the cumulative catch-up of stock based compensation upon the completion of our IPO, offset by an increase of $1.1 million in employee-related expenses due to headcount growth.

Our gross margin increased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to the increase in revenue.

Research and development

	Three Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Research and development	$22,718	$51,765	$(29,047)	(56)%

Research and development expenses decreased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to a $29.7 million decrease in personnel costs, offset by a $0.7 million increase in facilities costs. The decrease in personnel costs was primarily due to a $31.7 million decrease in stock-based compensation as the three months ended September 30, 2018 included the cumulative catch-up of stock based compensation upon the completion of our IPO, offset by an increase of $2.0 million in employee-related expenses due to headcount growth.

Sales and marketing

	Three Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Sales and marketing	$30,926	$34,309	$(3,383)	(10)%

Sales and marketing expenses decreased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to a $5.5 million decrease in personnel costs, partially offset by a $1.3 million increase in facilities and a $0.4 million increase in amortization of intangible assets due to our recent acquisitions. The decrease in personnel costs was primarily due to a $11.6 million decrease in stock-based compensation as the three months ended September 30, 2018 included the cumulative catch-up of stock based compensation upon the completion of our IPO, offset by an increase of $6.0 million in employee-related expenses due to headcount growth.

General and administrative

	Three Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
General and administrative	$20,992	$50,391	$(29,399)	(58)%

General and administrative expenses decreased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to a $33.2 million decrease in personnel costs, partially offset by a $2.6 million increase in outside legal, accounting and other professional fees. The decrease in personnel costs was primarily due to a $34.7 million decrease in stock-based compensation as the three months ended September 30, 2018 included the cumulative catch-up of stock based compensation upon the completion of our IPO, offset by an increase of $1.5 million in employee-related expenses due to headcount growth. In addition, there were also increases to our facilities, IT costs and other expenses.

Interest expense

	Three Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Interest expense	$3,572	$7,496	$(3,924)	(52)%

Interest expense decreased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to lower debt balances during the three months ended September 30, 2019 relative to the prior year and the adoption of ASC 842 (where the financing obligation on our leased facility was derecognized). For additional information regarding our credit facilities and our adoption of ASC 842, see Note 10 and Notes 2 and 8, respectively, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other non-operating income (expense), net

	Three Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Other non-operating income (expense), net	$887	$(219)	$1,106	(505)%

Other non-operating income (expense), net increased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to an increase in interest income of $0.6 million resulting from higher average cash balances and lower foreign currency losses of $0.2 million.

Provision for (benefit from) income taxes

	Three Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Provision for (benefit from) income taxes	$(1,320)	$174	$(1,494)	(859)%
Effective tax rate	7%	*

*Less than 1%

The benefit from income taxes increased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to the partial release of the valuation allowance as a result of our recent acquisitions.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Revenue and cost of revenue

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018	Change	% Change
Revenue	$223,097	$186,392	$36,705	20%
Cost of revenue	56,203	58,967	(2,764)	(5)%
Gross profit	$166,894	$127,425	$39,469	31%
Gross margin	75%	68%

Revenue increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a 15% increase in the number of paying users from 621,071 as of September 30, 2018 to 713,217 as of September 30, 2019. The increase in revenue was also due in part to an 8% increase in ARPU from $406 for the nine months ended September 30, 2018 to $439 for the nine months ended September 30, 2019.

Cost of revenue decreased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a $1.6 million decrease in personnel costs and a $4.8 million decrease in capitalized software amortization, partially offset by a $2.0 million increase in amortization of intangible assets due to our recent acquisitions and an increase of $2.1 million in payment processing fees and web hosting costs due to increased sales. The decrease in personnel costs was primarily due to a $4.5 million decrease in stock-based compensation as the nine months ended September 30, 2018 included the cumulative catch-up of stock based compensation upon the completion of our IPO, offset by an increase of $2.9 million in employee-related expenses due to headcount growth.

Our gross margin increased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to the increase in revenue.

Research and development

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018	Change	% Change
Research and development	$65,931	$85,997	$(20,066)	(23)%

Research and development expenses decreased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a $21.2 million decrease in personnel costs and a $1.4 million decrease in capitalized software costs partially offset by a $2.3 million increase in facilities costs. The decrease in personnel costs was primarily due to a $26.8 million decrease in stock-based compensation as the nine months ended September 30, 2018 included the cumulative catch-up of stock based compensation upon the completion of our IPO, offset by an increase of $5.6 million in employee-related expenses due to headcount growth.

Sales and marketing

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018	Change	% Change
Sales and marketing	$86,665	$71,609	$15,056	21%

Sales and marketing expenses increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a $6.0 million increase in personnel costs, an increase of $3.4 million in costs related to brand campaigns and paid marketing, a $3.8 million increase in facilities, a $0.4 million increase in professional services and a $0.5 million increase in amortization of intangible assets due to our recent acquisitions. The increase in personnel costs was primarily due to an increase of $13.7 million in employee-related expenses due to headcount growth, offset by a $7.7 million decrease in stock-based compensation as the nine months ended September 30, 2018 included the cumulative catch-up of stock based compensation upon the completion of our IPO.

General and administrative

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018	Change	% Change
General and administrative	$61,294	$76,809	$(15,515)	(20)%

General and administrative expenses decreased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a $25.7 million decrease in personnel costs, offset by a $6.3 million increase in outside legal, accounting and other professional fees. The decrease in personnel costs was primarily due to a $30.3 million decrease in stock-based compensation as the nine months ended September 30, 2018 included the cumulative catch-up of stock based compensation upon the completion of our IPO, offset by an increase of $4.6 million in employee-related expenses due to headcount growth. In addition, there were also increases in our facilities, IT costs and other expense.

Interest expense

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018	Change	% Change
Interest expense	$10,878	$22,181	$(11,303)	(51)%

Interest expense decreased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to lower debt balances during the nine months ended September 30, 2019 relative to the prior year and the adoption of ASC 842 (where the financing obligation on our leased facility was derecognized). For additional information regarding our credit facilities and our adoption of ASC 842, see Note 10 and Notes 2 and 8, respectively, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other non-operating income (expense), net

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018	Change	% Change
Other non-operating income (expense), net	$3,441	$132	$3,309	2507%

Other non-operating income (expense), net increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to an increase in interest income of $2.2 million resulting from higher average cash balances and lower foreign currency losses of $0.6 million.

Provision for (benefit from) income taxes

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018	Change	% Change
Provision for (benefit from) income taxes	$(1,802)	$470	$(2,272)	(483)%
Effective tax rate	3%	*

*Less than 1%

The provision for income taxes decreased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to lower foreign taxes and a partial release of the valuation allowance as a result of our recent acquisitions.

Seasonality

We have historically experienced seasonality in terms of when we enter into subscription agreements with customers. We typically enter into a lower percentage of agreements with new customers, as well as renewal agreements with existing customers, during the summer months and during the holiday season in the second and fourth quarter of each year.

Liquidity and Capital Resources

As of September 30, 2019 and December 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $116.2 million and $153.8 million, respectively, all of which were bank deposits as well as cash to be received from customers and cash available under our credit facilities.

Since our inception, we have financed our operations primarily through sales of equity securities, including our IPO and concurrent private placement, and payments received from our customers and our credit facilities in the form of revolving lines of credit. On September 28, 2018, we closed our IPO and concurrent private placement and received aggregate net proceeds of $225.3 million after deducting underwriters’ discounts and commissions and offering expenses. In October 2018, we entered into the 2018 Credit Facility, comprising a $220.0 million Term Loan and $75.0 million revolving credit facility. Upon execution of the 2018 Credit Facility, we utilized a portion of our IPO proceeds to repay $101.3 million of debt outstanding under our previous credit facility. Periodic principal payments of $550,000 are due quarterly on the Term Loans with any remaining principal amounts due on October 10, 2025. In 2019, we closed our acquisitions of Usabilla and GetFeedback for an aggregate purchase price of $152.6 million of which $114.6 million (net of cash acquired of $1.8 million) was paid in cash.

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

A significant majority of our customers pay in advance for annual subscriptions, which is a substantial source of cash. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which we recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2019 and December 31, 2018, we had deferred revenue of $133.2 million and $101.5 million, respectively, a substantial majority of which we expect to record as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$45,233	$33,982
Net cash used in investing activities	(125,221)	(16,669)
Net cash provided by financing activities	42,858	204,630
Effects of exchange rate changes on cash	(435)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(37,565)	$221,943

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

During the nine months ended September 30, 2019, cash provided by operating activities was $45.2 million, primarily due to our net loss of $52.6 million, adjusted for non-cash charges of $84.0 million and net cash inflows of $13.8 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by an $23.5 million increase in deferred revenue and a $5.9 million increase in accounts payable and accrued liabilities, partially offset by cash used for prepaid expenses and other assets of $2.9 million, accrued compensation of $1.4 million and operating lease liabilities of $10.2 million, and a decrease in accounts receivable of $1.1 million.

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

Net cash used in investing activities during the nine months ended September 30, 2019 of $125.2 million was primarily attributable to the net cash paid for the acquisitions of $114.6 million, purchases of property and equipment of $2.0 million to support additional office space and headcount, and cash used for the development of internal-use software $9.6 million that is capitalized, which was partially offset by proceeds from the sales of investment in privately-held companies and other property of $1.0 million.

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

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2019 of $42.8 million was primarily attributable to proceeds from the exercise of stock options of $41.8 million and proceeds from our employee stock purchase plan, of $2.7 million, partially offset by the principal payments on our credit facilities of $1.7 million.

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

Contractual Obligations

Our principal commitments consist of obligations under our credit facilities and operating leases for office space. As of September 30, 2019, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Credit facilities(1)	$217,800	$550	$2,200	$2,200	$2,200	$2,200	$208,450
Interest payments on credit facilities(1)	74,237	3,195	12,630	12,467	12,339	12,211	21,395
Operating leases(2)	128,688	3,645	14,434	14,162	13,989	13,468	68,990
Purchase commitments(3)	32,073	5,173	10,078	4,672	4,994	5,071	2,085
Total contractual obligations	$452,798	$12,563	$39,342	$33,501	$33,522	$32,950	$300,920

(1)

Represents the principal balances and related interest payments to be paid in connection with our 2018 Credit Facility. Interest payments on our 2018 Credit Facility are based upon the applicable interest rates as of September 30, 2019 and are subject to change in future periods. For additional information regarding our credit facilities, see Note 10 of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(2)

Primarily consists of future non-cancelable minimum rental payments under operating leases for our corporate headquarters and our other facilities. The amounts above exclude expected sublease payments to be received of approximately $6.9 million. For additional information regarding our operating lease obligations, see Note 8 of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(3)	Consists of open non-cancellable purchase orders for the procurement of goods and services in the ordinary course of business.

Significant Impacts of Stock-Based Compensation

In the second quarter of 2015, we began granting Performance RSUs that vest upon the satisfaction of both a service condition and a performance vesting condition, which performance vesting condition occurred upon the effectiveness of the registration statement for our IPO on September 25, 2018. As a result, we recognized the cumulative amount of unrecognized stock-based compensation expense of $89.9 million for services already rendered using the accelerated attribution method. As a result, our stock-based compensation expense is lower for the three and nine months ended September 30, 2019 relative to the three and nine months ended September 30, 2018 due in part to the fact that expense recognition is no longer deferred and contingent upon factors other than employee service. As of September 30, 2019, the remaining unamortized stock-based compensation related to Performance RSUs was $9.3 million, which we expect to recognize on an accelerated basis over the remaining weighted-average requisite service periods of 1.2 years. See Notes 2 and 7, of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our stock-based compensation accounting policy and information about our equity incentive plans.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. To date, we have not entered into any material derivative financial instruments. During the three and nine months ended September 30, 2019 and 2018, we did not have any material amount of derivative financial instruments. A hypothetical 10% change in foreign currency exchange rates for the three and nine months ended September 30, 2019 applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $116.2 million and $153.8 million, respectively, which consisted primarily of bank deposits. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of September 30, 2019, a hypothetical 10% change in interest rates would not have had a material impact on our financial statements.

As of September 30, 2019 and December 31, 2018, we had borrowings under our credit facilities comprising of $217.8 million and $219.5 million aggregate principal value, respectively. Loans under the credit facilities accrue interest based upon, at our option, either at an ABR or a Eurocurrency rate, in each case plus an applicable margin. As of September 30, 2019, a 100 basis point increase in the ABR would result in an increase in interest payments on our debt of $2.6 million.

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

Additionally, many of our users initially register to use our free basic survey product. We strive to demonstrate the value of our products to our registered users, thereby encouraging them to convert to paying users through end-of-survey marketing. We have over 17 million active users, of which 713,217 are currently paying users. The actual number of unique users may be lower than we report as one person could count as multiple, active users or paying users. For example, if an individual paying user also had a designated seat in a SurveyMonkey Enterprise deployment, we would count that person as two paying users. As a result, we may have fewer unique users that we may be able to convert, upsell or cross-sell. Our inability to determine the number of our unique users is a limitation in the data that we measure and may adversely affect our understanding of certain aspects of our business and make it more challenging to manage our business. A majority of our active users may never convert to a paying user, and if we are unable to convert free users to paying users, our business, results of operations and financial condition could suffer.

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

We have incurred substantial indebtedness, and as of September 30, 2019, our total aggregate indebtedness was approximately $217.8 million of principal outstanding. We also have, and will continue to have, significant lease obligations. As of September 30, 2019, our total aggregate obligations under our long-term leases was $128.7 million. Our payments on our outstanding indebtedness and lease obligations are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness and lease obligations would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit facilities and agreements governing our other indebtedness and lease obligations and may impact our ability to pay or refinance our indebtedness or lease obligations as they come due, which would adversely affect our business, results of operations and financial condition.

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

We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of September 30, 2019, approximately 45% of our employees had been with us for less than one year and approximately 18% for more than one year but less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other internet, software and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-hiring, especially given overall macroeconomic risks, or over-compensating employees and the challenges of integrating a growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have expanded our operating and financing lease obligations and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be adversely affected.

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

In the United States, the federal government and many state governments have reviewed and are reviewing the need for greater regulation of the collection, processing, storage, sharing, disclosure, use and security of information concerning consumer behavior with respect to online services, including regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. This review may result in new laws or the promulgation of new regulations or guidelines. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from internet browsers, the ability to delete information of minors and new data breach notification requirements. California has also adopted privacy guidelines with respect to mobile applications and in 2018 enacted legislation, the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. Aspects of the CCPA and its interpretation remain unclear. Laws similar to the CCPA have also been proposed in other states, and one state, Nevada, has implemented a law imposing obligations similar to the CCPA. We cannot yet predict the full impact of the CCPA or these other laws or regulations on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. In March 2017, the United Kingdom began the process to leave the European Union by October 2019. A Data Protection Act that substantially implements GDPR has been enacted, which became law in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.

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

We conduct our business in over 190 countries and territories around the world and a significant portion of our transactions outside of the United States are denominated in foreign currencies. As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates and any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our operating margins. Exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability and hinder our ability to predict our future results and earnings. For example, because we recognize revenue over time, exchange rate fluctuations at one point in time may have a negative impact in future quarters. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition. Additionally, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During each of the three and nine months ended September 30, 2019 and 2018, we did not have any material amount of derivative financial instruments.

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

Changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our domestic and foreign earnings and adversely impact our effective tax rate. The same is true for changes to tax laws in the other countries in which we operate. Due to the expanding scale of our international business activities, any changes in the U.S. or international taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations and financial condition.

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

We have incurred net losses on an annual basis since our reincorporation. We incurred net losses of approximately $16.3 million and $52.6 million during the three and nine months ended September 30, 2019, respectively, and $102.4 million and $129.5 million during the three and nine months ended September 30, 2018, respectively. We had an accumulated deficit of approximately $382.1 million as of September 30, 2019. As we strive to grow our business, we expect expenses to increase in the near term, particularly as we continue to make investments to scale our business. For example, we are actively investing in our sales team, and we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. We also expect our research and development expenses to increase as we plan to continue to hire employees for our engineering, product and design teams to support these efforts. In addition, we will incur additional general and administrative expenses to support both our growth as well as our operations as a publicly traded company. These investments may not result in increased revenue or growth in our business. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our survey platform, the entry of competitive survey platforms or other products or the success of existing competitive products and solutions. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business, results of operations and financial condition would be adversely affected.

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

We have acquired a number of companies and we may in the future make acquisitions to add employees, complementary companies, products, solutions, technologies or revenue. For example, we acquired Usabilla and GetFeedback in 2019. Future acquisitions could be material to our results of operations and financial condition. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We had 134,294,551 shares of capital stock outstanding as of September 30, 2019 that were generally freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our insiders and subject to periodic “blackout” periods, or held by our “affiliates” as defined in Rule 144 under the Securities Act.

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

Our amended and restated bylaws further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, these provisions do not apply to any cause of action arising under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the closing of our acquisition of GFB Holdings, Inc. ("GetFeedback") on September 3, 2019, we issued 376,333 shares of our common stock to the stockholders of GetFeedback as a portion of the consideration in connection with our acquisition of all of the outstanding equity of GetFeedback (the “Acquisition”).

The issuance of shares of our common stock to a stockholder of GetFeedback was made in accordance with the terms and subject to the conditions set forth in the Stock Purchase Agreement for the acquisition of GetFeedback, in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the stockholder of GetFeedback, including with respect to its status as accredited investors, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-38664	3.1	February 26, 2019
3.2	Third Amended and Restated Bylaws of the Registrant.	S-1	333-227099	3.4	August 29, 2018
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-227099	4.1	September 13, 2018
10.1*	SVMK Inc. 2018 Employee Stock Purchase Plan (as amended on August 22, 2019) and related form agreements.
10.2*	SVMK Inc. Outside Director Compensation Policy (as amended on August 22, 2019).
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
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

SVMK Inc.

Date: November 7, 2019	By:	/s/ Deborah L. Clifford
Deborah L. Clifford
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)