Form 10-K
period 2019-12-31
SVMK Inc.
filed 2020-02-27
CIK 1739936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Select Market on such date, was approximately $1,541,011,000. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 14, 2020, there were 136,522,978 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

SVMK Inc.

Annual Report on Form 10-K

For the year ended December 31, 2019

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

PART I

Item 1. Business

Overview

SurveyMonkey is a leading global provider of survey software products and purpose-built solutions that enable organizations to engage with their key stakeholders, including their customers, employees and the markets they research and serve. Our mission is to power curious individuals and organizations to measure, benchmark and act on the opinions that drive success. Our People Powered Data platform has changed the way customers of all sizes collect and analyze feedback by making it easy for anyone to create their own online surveys.

Powering the Curious

We empower a diverse array of survey creators, marketers, market researchers and customer experience professionals to transform feedback into business intelligence that drives growth and innovation. Our customers are able to measure, benchmark, and act on the data they need to drive their business forward.

Measure

We enable our customers to measure stakeholder feedback and have designed our products to optimize the quality of stakeholder feedback and maximize response rates. Our library of customizable survey templates and certified questions, designed by a team of survey scientists and further enhanced by our machine learning and AI-based analysis of the millions of surveys on our survey platform, facilitates an easy-to-use and methodologically-sound survey creation process.

Benchmark

Our customers are able to analyze and benchmark the data they have collected. Our benchmarking capabilities allow our customers to assess stakeholder feedback accurately and compare themselves to industry, geographic and functional baselines as well as their own past performance and internal trends. For example, we have an extensive database of Net Promoter Score®, or NPS®, data that covers everything from small organizations to large corporations across a broad range of industries. This database allows our customers to put their NPS results in context relative to the NPS range for organizations in their industry.

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

We believe the success of organizations large and small, for profit and non-profit, depends substantially on their ability to understand the expectations of, and respond effectively to, the feedback of their key stakeholders. Businesses that rely solely on intuition and anecdotal experience or traditional market research frequently struggle to anticipate and respond effectively to the evolving needs of their key stakeholders. As technology has enabled the collection of data at much greater scale and speed, massive amounts of information have been injected into the decision-making process. Organizations have invested heavily in “Big Data” solutions, which are designed to collect and extract information that provides visibility into the observed behavior of key stakeholders. However, information from Big Data alone is often insufficient to inform decision making as it fails to capture the human voice. The human voice, captured at scale in real-time and in a structured manner is what we refer to as People Powered Data. Big Data captures the “what.” People Powered Data captures the “why.” Understanding the “why” enables organizations to make better decisions that can drive optimal outcomes.

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

Our Customers

Our global customer base is diversified across multiple industries, including financial services, internet, technology, healthcare, media and entertainment, consumer goods and retail, transportation and logistics, government agencies, manufacturing, energy, education, professional services and non-profit organizations. We have over 17 million active users, of which 720,921 are paying users in more than 335,000 organizational domains. No customer represented more than 10% of our revenue in any of the years ended December 31, 2019, 2018 and 2017.

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

Our Growth Strategy

The virality of our survey platform is driven by our existing users who introduce SurveyMonkey to new potential users when they send surveys and collaborate with others to share survey results. We continue to focus on retaining our existing paid users, attracting new users, and improving conversion of free users to paid users. We also continue to build new products and enhance the features and functionality of our existing products and solutions. We intend to capitalize on a number of growth opportunities that we believe will accelerate our business, all powered by our massive user base and virality within organizations. Our principal growth strategies include the following:

•

Selling SurveyMonkey products directly to enterprise customers: We supplement our self-serve channel with a targeted sales effort to upsell organizations to SurveyMonkey Enterprise, to expand deployments of SurveyMonkey Enterprise within organizations and to cross-sell purpose-built solutions within organizations. We believe our existing user base represents a significant opportunity to expand our business and increase our revenue. Within the population of organizational domains, inclusive of those added through acquisitions, we had over 6,500 customers with organization-level agreements with us and who purchased through our enterprise sales force as of December 31, 2019. For the year ended December 31, 2019, we generated approximately 21% of our revenues from these customers. We believe that paying users within organizational domains represent an opportunity to significantly increase conversion from individual subscriptions to our enterprise offerings. Our enterprise sales strategy starts with our brand recognition, our existing user base within organizations, and use of our technology to identify opportunities to convert active users to paying users, upsell organizations to enterprise accounts and cross-sell purpose-built solutions. Through this strategy, we expect to accelerate paying user growth and increase both monetization and retention within organizations.

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

•

Expanding our business in key international markets: For the years ended December 31, 2019, 2018 and 2017, respectively, we generated 35%, 36% and 35% of our revenue from customers outside of the United States, and we see significant opportunity for growth internationally. We are investing in marketing our self-serve products and increasing awareness of our brand, developing a more localized product experience and expanding our international data center presence to improve user experience and website speed, and to provide locally hosted data. We are expanding our international workforce in Dublin, Ireland and Ottawa, Canada, across all of our business functions.

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

Surveys

We offer multiple tiers of subscriptions to individual paying customers, teams, and organizations that provide a range of survey solutions. Our individual paid plans provide access to a limited set of partner integrations, targeted at individual use cases, as well as 24/7 support. Proprietary survey templates, SurveyMonkey Genius and analytical tools allow our customers to collect responses and analyze them quickly. SurveyMonkey Teams’ plans are oriented for smaller groups of users who want to collaborate with others. In addition to the features available in certain individual paid plans, the SurveyMonkey Teams’ versions, provide collaboration capabilities around sharing, commenting and analyzing surveys and a shared asset library for team users. For organizations, we offer SurveyMonkey Enterprise, with additional enterprise‐grade capabilities built into our survey platform. Pricing for SurveyMonkey Enterprise deployments are negotiated with organizations based on functionality and number of users. Our enterprise‐grade capabilities include:

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

Purpose-Built Solutions

We have developed purpose-built feedback solutions in addition to SurveyMonkey Enterprise across the following key areas: customers, employees, markets that our customers research and serve and application management. Revenue from these purpose-built solutions is generated by subscription or on a transactional basis, depending on the product.

•

Customer Engagement: Usabilla, GetFeedback and SurveyMonkey CX are our customer experience and feedback solutions that transform customer feedback into actionable insights using built‐in benchmarking, data analytics, key driver analysis and follow‐up action items.

•

Market Research: SurveyMonkey Audience is our market research solution for organizations interested in market research from stakeholders with whom they do not have a direct relationship. SurveyMonkey Audience enables organizations to quickly gain real‐time actionable data from targeted panelists.

•

Marketing: TechValidate is our marketing content automation solution. TechValidate collects customer feedback at scale, automatically converting it into validated marketing content, including statistics, charts, testimonials and case studies.

•

Employee Engagement: SurveyMonkey Engage is our employee engagement offering, which measures employee experiences within an organization to provide managers and human resources teams with actionable data across core engagement factors such as personal engagement, job satisfaction, team dynamics and purpose alignment.

•	Application Management: SurveyMonkey Apply is our application management solution that is primarily used by educational institutions and non-profits seeking to allocate scholarships and grants.
•	Forms: Wufoo is our easy-to-use form builder that helps users create web and mobile forms, collect file uploads and receive online payments.

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

Sales, Marketing and Customer Success

We believe the SurveyMonkey brand is globally synonymous with collecting feedback. We benefit from the virality of our platform, where survey creators increase our exposure organically among the respondents to their surveys, and every person who takes a survey is a potential future customer. In addition, our marketing function supports our sales effort targeted at organizations with existing organic adoption of our survey platform.

We also conduct direct response marketing and engage and reactivate users through communication channels such as in-product notifications, demand generation campaigns, mobile notifications and lifecycle email marketing. We also create brand awareness through search engine optimization, content marketing, social media marketing, public relations and earned media with partners.

We augment our self-serve offering with a direct sales team focused on leveraging our existing base of active users. We use insights from our user base to upsell organizations to SurveyMonkey Enterprise and cross-sell purpose-built solutions within organizations.

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

Employees

As of December 31, 2019, we had a total of 1,220 employees. None of our U.S. employees are represented by a labor union or are the subject of a collective bargaining agreement. We have not experienced any work stoppages and we believe that our relationship with our employees is good.

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

As of December 31, 2019, we had six issued patents and three pending patent applications in the United States. These patents and patent applications seek to protect our proprietary inventions relevant to our business.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the U.S. Securities and Exchange Commission, or the SEC. We are subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge at investor.surveymonkey.com/financial-information/sec-filings when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

We invest in new features and improvements to our product functionality as well as targeted marketing campaigns to drive conversion of unpaid users to paying users. Individual users often bring us into their organization for business purposes, and from there we seek to establish an organizational relationship through the deployment of SurveyMonkey Enterprise. As we scale within organizations, we seek to further grow the business relationship by cross-selling purpose-built solutions. If our customers fail to renew or cancel their subscriptions, or if we fail to upgrade our customers to higher tier individual subscriptions or to SurveyMonkey Enterprise, our business, results of operations and financial condition may be harmed. Although it is important to our business that our customers renew their subscriptions after their existing plans expire and that we expand our commercial relationships with our customers, given the volume of our customers, we do not track the retention rates of our individual active users. However, we do track dollar-based net retention rate information on an aggregate basis.

Additionally, many of our users initially register to use our free basic survey product. We strive to demonstrate the value of our products to our registered users, thereby encouraging them to convert to paying users through end-of-survey marketing. We have over 17 million active users, of which 720,921 are currently paying users. The actual number of unique users may be lower than we report as one person could count as multiple active users or paying users. For example, if an individual paying user also had a designated seat in a SurveyMonkey Enterprise deployment, we would count that person as two paying users. As a result, we may have fewer unique users that we may be able to convert, upsell or cross-sell. Our inability to determine the number of our unique users is a limitation in the data that we measure and may adversely affect our understanding of certain aspects of our business and make it more challenging to manage our business. A majority of our active users may never convert to a paying user, and if we are unable to convert free users to paying users, our business, results of operations and financial condition could suffer.

In the event that we are unable to attract and retain customers, convert unpaid users to customers, and develop and expand relationships with organizational customers, our business, results of operations and financial condition may be adversely affected.

Our revenue growth rate has fluctuated in recent periods and may slow in the future.

We have a history of delivering revenue growth and positive cash flow from operations. However, our rates of revenue growth have fluctuated, and may slow in the future. Many factors may contribute to declines in our growth rates, including higher market penetration, increased competition, slowing demand for our survey platform, a failure by us to continue capitalizing on growth opportunities and the maturation of our business, among others. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our growth rates decline, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.

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

As a substantial portion of our sales efforts are increasingly targeted at prospective customers for SurveyMonkey Enterprise, we face greater costs, longer sales cycles and less predictability in the completion of some of our sales. In this market, the customer’s decision to use our products may be an enterprise-wide decision, in which case these types of sales require us to provide greater levels of customer education to familiarize these customers regarding the uses, features and benefits of our products and purpose-built solutions, as well as education regarding security and governance, privacy and data protection laws and regulations, especially for those customers in more heavily-regulated industries. In addition, larger enterprises may demand more support services and features, which puts additional pressure on our support and success organizations to satisfy the increased support required for our customers. Further, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional survey platform resources to paying users in order to familiarize these new customers with our value proposition, or require us to hire additional support personnel, which could increase our costs and sales cycle and divert our own sales and professional services resources to a smaller number of larger customers, while potentially requiring us to delay revenue recognition on some of these transactions. These significant expenditures in time and money may not result in a sale. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of our products and solutions to our customers. If a customer is not satisfied with the quality or interoperability of our products and solutions with their own IT environment, we could incur additional costs to address the situation, which could adversely affect our margins. Moreover, any customer dissatisfaction with our products and solutions, or a failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could damage our ability to encourage broader adoption of our products by that customer and positive recommendations to other potential users. In addition, any negative publicity resulting from such situations, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

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

Our products collect, process, store, share, disclose and use customers’ and respondents’ information and communications, some of which may be private. We also work with third-party vendors to process credit card payments by our customers and are thus subject to payment card association operating rules, and rely on the availability and certain security measures of our third-party payment processors. We also process and retain sensitive information and other data relating to our business, such as employees’ personal information and our confidential information. We anticipate to continue to expend significant amounts in an effort to reduce the risk of security breaches and other security incidents. We are vulnerable to software bugs, computer viruses, break-ins, phishing attacks, employee errors or malfeasance, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or confidential information. It is virtually impossible for us to entirely mitigate the risk of breaches of our survey platform or other security incidents affecting our products, internal systems, networks or data. In addition, the functionality of our products may be disrupted by third parties, including disgruntled employees, former employees or contractors. The security measures we use internally, and have integrated into our products, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to protect against certain attacks. Additionally, we may face delays in identifying or responding to security breaches or other security incidents. If we or any of our vendors experience or are believed to have experienced any compromises to security that result in site performance or availability problems, the complete shutdown of our websites or the actual or perceived loss or unauthorized disclosure or use of confidential information, such as credit card information, personal health information, trade secrets or other proprietary information, our users may be harmed or lose trust and confidence in us and choose to decrease the use of our products, which would cause us to suffer reputational and financial harm.

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

Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

•	our ability to attract new users to our survey platform;
•	our ability to convert users of our free basic survey product to paying users;
•	our ability to retain paying users;
•	our ability to prevent account sharing and software piracy;
•	our ability to maintain and improve our products;
•	shifts in the way customers, respondents and users access our websites and products from personal computers to mobile devices;
•	the effectiveness of our marketing campaigns, including old strategies that may cease to be effective and the failure of new efforts;
•	disruptions or outages in the availability of our websites or products, actual or perceived breaches of privacy and compromises of our customer or respondent data;
•	changes in our pricing policies or those of our competitors;
•	our ability to increase sales of our products and solutions to new customers and expand sales of additional products and solutions to our existing customers;
•	the size and seasonal variability of our customers’ research and marketing and budgets;

•	the extent to which existing customers renew their agreements with us and the timing and terms of those renewals;
•	general industry, market and macroeconomic conditions;
•	the timing and cost of investing in our technology infrastructure, product initiatives, facilities and international expansion may be greater than we anticipate;
•	our needs related to facilities and data centers may change over time and vary from our original forecasts, and the value of the property that we lease or own may fluctuate;
•	expenses related to hiring, incentivizing and retaining employees;
•	the timing and costs of expanding our sales organization and delays or inability in achieving expected productivity;
•	the timing of certain expenditures, including capital expenditures;
•	the entrance of new competitors in our market whether by established companies or the entrance of new companies;
•	currency exchange rate fluctuations;
•	our ability to integrate acquisitions, including our recent acquisitions of Usabilla and GetFeedback, and realize the expected benefit of such acquisitions in a timely manner or at all;
•	changes in the price of our subscription plans; and
•	changing tax laws and regulations.

Our historical operating results may not be indicative of our future operating results. Our customers were required to renew their subscriptions at a higher price point in 2017 in connection with our changes to our individual user plans and in 2019 we raised prices significantly for individual plans on monthly subscriptions. If we do not continue to increase the price of our subscription plans in the future, or if we lose customers as a result of price increases, our revenue could be adversely affected. In addition, global economic concerns continue to create uncertainty and unpredictability and add risk to our future outlook. An economic downturn in any particular region in which we do business or globally could result in reductions in sales of our products, decreased renewals of existing arrangements and other adverse effects that could harm our business, results of operations and financial condition. In addition, borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. On July 27, 2017, the UK Financial Conduct Authority (the “FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Although our existing credit facilities provide for application of successor rates based on prevailing market conditions, it is not currently possible to predict the effect of any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. As a result, our future interest obligations may increase and adversely impact our results of operations.

We have substantial indebtedness and lease obligations, which reduce our capability to withstand adverse developments or business conditions.

We have incurred substantial indebtedness, and as of December 31, 2019, our total aggregate indebtedness was approximately $217.3 million of principal outstanding. We also have, and will continue to have, significant lease obligations. As of December 31, 2019, our total aggregate obligations under our long-term leases was $125.7 million. Our payments on our outstanding indebtedness and lease obligations are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness and lease obligations would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit facilities and agreements governing our other indebtedness and lease obligations and may impact our ability to pay or refinance our indebtedness or lease obligations as they come due, which would adversely affect our business, results of operations and financial condition.

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

Because of these factors and other specific revenue recognition requirements under GAAP, we must have very precise terms in our contracts to recognize revenue when we initially provide access to our survey platform or other products. Although we strive to enter into agreements that meet the criteria under GAAP for current revenue recognition on delivered performance obligations, our agreements are often subject to negotiation and revision based on the demands of our customers. The final terms of our agreements sometimes result in delayed revenue recognition, which may adversely affect our financial results in any given period. In addition, more customers may require extended payment terms, shorter term contracts or alternative licensing arrangements that could reduce the amount of revenue we recognize upon delivery of our other products and could adversely affect our short-term financial results.

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

We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of December 31, 2019, approximately 46% of our employees had been with us for less than one year and approximately 19% for more than one year but less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other internet, software and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-hiring, especially given overall macroeconomic risks, or over-compensating employees and the challenges of integrating a growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have expanded our operating and financing lease obligations and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be adversely affected.

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

We collect, process, store, share, disclose and use information from and about our customers, respondents, users, sales leads and prospects, including personal information and other data. There are numerous laws around the world regarding privacy, data protection and security, including laws regarding the collection, processing, storage, sharing, disclosure, use and security of personal information and other data from and about our customers, respondents, users, sales leads and prospects. The scope of these laws is changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other rules.

We strive to comply with applicable laws, policies and legal obligations relating to privacy, data protection and security and are subject to the terms of our privacy policies and privacy-related obligations to third parties. However, these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Data privacy, data protection and security are active areas, and new laws and regulations are likely to be enacted.

Any failure or perceived failure by us to comply with our privacy or data protection policies, our privacy- or data protection-related obligations to customers, respondents, users or other third parties, our data disclosure and consent obligations or our privacy-, data protection- or security-related legal obligations, or any compromise of security that results in the unauthorized disclosure, transfer or use of personal or other information, which may include personally identifiable information or other data, may result in governmental enforcement actions, litigation or public statements critical of us by consumer advocacy groups, competitors, the media or others and could cause our users to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, partners, vendors or developers, violate applicable laws, our policies or other privacy-, data protection- or security-related obligations, such violations may also put our users’ information at risk and could in turn have an adverse effect on our business. Governmental agencies may also request or take member or customer data for national security or informational purposes, and also can make data requests in connection with criminal or civil investigations or other matters, which could harm our reputation and our business. Additionally, our compliance with the laws of one jurisdiction may be in contravention to laws or regulations that we are subject to in other jurisdictions.

In addition, there has been increased uncertainty around the legality of various mechanisms for personal data transfers from the European Union to the United States and other countries outside the European Union, which may have a significant impact on the transfer of data from the European Union to companies in the United States or other jurisdictions, including us. For example, we may have to require some of our vendors who process personal data to take on additional privacy, data protection and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient or if our users and customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to enforcement actions or investigations by the Federal Trade Commission, individual EU Data Protection Authorities or lawsuits by private parties, use of our products could decline and our business could be negatively impacted. There is also uncertainty as to whether certain legal mechanisms for the lawful transfer of data from the European Union to the United States or other jurisdictions will withstand legal challenges, and such legal mechanisms may be modified or replaced. If the mechanisms on which we rely for the transfer of data are found to be invalid or are modified or replaced, our business would be substantially impacted, as key agreements may need to be renegotiated, customers may lose confidence in our ability to transfer data legally from the European Union to the United States or other jurisdictions and we may be subject to enforcement actions or investigations by the Federal Trade Commission or EU Data Protection Authorities.

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

For example, the European Union has enacted the GDPR, which became effective in May 2018 and the State of California has enacted the California Consumer Privacy Act 2018 (CCPA) which became effective on January 1, 2020. The GDPR and CCPA require greater compliance efforts for companies with users or operations in the European Union and/or California and provides for fines of: in the case of the GDPR, up to the greater of €20,000,000 or 4% of global annual revenue for noncompliance; or in the case of the CCPA, up to $2,500 per violation or $7,500 for each intentional violation, as well as a private right of action for certain failures to implement and maintain reasonable security measures.

In the United States, the federal government and many state governments have reviewed and are reviewing the need for greater regulation of the collection, processing, storage, sharing, disclosure, use and security of information concerning consumer behavior with respect to online services, including regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. This review may result in new laws or the promulgation of new regulations or guidelines. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from internet browsers, the ability to delete information of minors and new data breach notification requirements. California has also adopted privacy guidelines with respect to mobile applications and in 2018 enacted the CCPA. The CCPA requires covered companies to provide new disclosures to California consumers, and affords such consumers rights to access and delete personal information and new abilities to opt-out of certain sales of personal information, among other things. The requirements of the law remain somewhat ambiguous as the California Attorney General has yet to finalize its proposed CCPA regulations which were issued on October 10, 2019. The comment period for those draft regulations ended on December 6, 2019, and it is unclear when those regulations will be finalized. Laws similar to the CCPA have also been proposed in other states, and one state, Nevada, has implemented a law imposing obligations similar to the CCPA. We cannot yet predict the full impact of the CCPA or these other laws or regulations on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. The United Kingdom left the European Union on January 31, 2020 with a transition period through December 31, 2020. The risks are yet undetermined depending on the outcomes of negotiations that could arise during this time period and beyond. A Data Protection Act that substantially implements GDPR has been enacted, which became law in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations and enforcement strategies will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.

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

In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy, spam, data storage, data protection, content regulation, cybersecurity, intellectual property infringement, consumer rights, government access to personal information and other matters that may be applicable to our business. Compliance with these laws may require substantial investment or may provide technical challenges for our business. More countries are enacting and enforcing laws related to the appropriateness of content and enforcing those and other laws by blocking access to services that are found to be out of compliance. It is also likely that as our business grows, evolves and an increasing portion of our business shifts to mobile and our solutions are used in a greater number of countries and additional groups, we will become subject to laws and regulations in additional jurisdictions. Users of our site and our solutions could also abuse or misuse our survey platform and other products in ways that violate laws or cause damage to our business. It is difficult to predict how existing laws will be applied to our business and whether we will become subject to new laws or legal obligations that will impact our business.

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person or gain any advantage. The

FCPA, U.K. Bribery Act and similar applicable anti-bribery and anti-corruption laws also prohibit our third-party business partners, representatives and agents from engaging in corruption and bribery. We may be held liable for the acts of our recent acquisitions, third-party business partners, representatives and agents. To that end, in addition to our own salesforce, we leverage third parties to sell our products and conduct our business abroad. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. While we have policies and procedure to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, drop in stock price or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, results of operations and financial condition.

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
•

requirements of foreign laws and other governmental controls, including laws related to privacy, data protection and transfer, trade and labor restrictions and related laws that reduce the flexibility of our business operations;

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

We conduct our business in over 190 countries and territories around the world and a significant portion of our transactions outside of the United States are denominated in foreign currencies. As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates and any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our operating margins. Exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability and hinder our ability to predict our future results and earnings. For example, because we recognize revenue over time, exchange rate fluctuations at one point in time may have a negative impact in future quarters. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition. Additionally, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During the years ended December 31, 2019, 2018 and 2017, we did not have any material amount of derivative financial instruments.

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

Entering new international markets will be expensive, our ability to successfully gain market acceptance in any particular market is uncertain and the distraction of our senior management team could harm our business, results of operations and financial condition.

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

A portion of the technologies we use incorporates open source software, and we may incorporate open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. The terms of many open source licenses have not been interpreted by U.S. or other courts, and these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. These licenses may require us to offer our products that incorporate such open source software for no cost, that we make publicly available source code for modifications or derivative works we create based upon, incorporating or using the open source software, and/or that we license such modifications or derivative works under the terms of the particular open source license. We may face claims from others claiming ownership of open source software or patents related to that software, rights to our intellectual property or breach of open source license terms, including a demand for release of material portions of our source code or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation, which could be costly to defend, require us to purchase a costly license, require us to establish additional specific open source compliance procedures, or require us to devote additional research and development resources to remove open source elements from or otherwise change our solutions, any of which would have a negative effect on our business and results of operations. In addition, if we were to combine our own software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of some software that would be valuable to keep as a trade secret and/or not make available for use by others. Any of the foregoing could disrupt and harm our business, results of operations and financial condition.

We may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business and results of operations.

We may be party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security, labor and employment, consumer protection and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. We may also face allegations, lawsuits and regulatory inquiries, audits and investigations related to our acquisitions, securities issuances or our business practices, including public disclosures about our business. Litigation and regulatory proceedings, and particularly the patent infringement and class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or require us to stop offering certain features, all of which could negatively impact our user and revenue growth. We may also become subject to periodic audits, which would likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.

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

We have incurred net losses on an annual basis since our reincorporation. We incurred net losses of approximately $73.9 million, $154.7 million and $24.0 million during the years ended December 31, 2019, 2018 and 2017, respectively, and we had an accumulated deficit of approximately $402.7 million as of December 31, 2019. As we strive to grow our business, we expect expenses to increase in the near term, particularly as we continue to make investments to scale our business. For example, we are actively investing in our sales team, and we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. We also expect our research and development expenses to increase as we plan to continue to hire employees for our engineering, product and design teams to support these efforts. In addition, we will incur additional general and administrative expenses to support both our growth as well as our operations as a publicly traded company. These investments may not result in increased revenue or growth in our business. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our survey platform, the entry of competitive survey platforms or other products or the success of existing competitive products and solutions. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business, results of operations and financial condition would be adversely affected.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had $238.7 million of federal and $167.6 million of state net operating loss carryforwards available to reduce future taxable income, which began to expire during 2019. As of December 31, 2019, we had federal research and development credits of $16.6 million which will begin to expire in 2032; state research and development credits of $13.4 million which will carryforward indefinitely; and foreign research and development credits of $1.1 million which will begin to expire in 2037. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Based on analysis performed, we have concluded that approximately $42.0 million of net operating loss carryforwards from companies we have previously acquired are subject to limitation under Section 382 of the Code. At this time, for our non-acquired net operating losses, we have not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since our formation. We may have experienced various ownership changes, as defined by the Code, as a result of past financing transactions (or other activities), and we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. Accordingly, our ability to utilize the aforementioned carryforwards may be limited.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our Consolidated Financial Statements include those related to deferred commissions, stock-based compensation, business combination valuation of goodwill and acquired intangible assets, and incremental borrowing rate for leases, or IBR. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

Certain of our growth expectations and key business metrics included in this Annual Report on Form 10-K could prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.

Growth expectations are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. We also rely on assumptions and estimates to calculate certain of our key business metrics, such as paying users. We regularly review and may adjust our processes for calculating our key business metrics to improve their accuracy. Our key business metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. If investors or analysts do not perceive our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, our reputation, business, results of operations and financial condition would be harmed.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses or significant deficiencies in our controls.

Our internal controls may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to maintain effective controls could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. If we identify future material weaknesses in our internal control over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If any material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our reputation, business, results of operations and financial condition may be adversely affected. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market.

We are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with this Annual Report on Form 10-K and our independent registered public accounting firm is also required to formally attest to the effectiveness of our internal control over financial reporting annually. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

Our reported results of operations may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, on January 1, 2018, we adopted the provisions of ASC 606, on January 1, 2019, we adopted the provisions of ASC 842. While ASC 606 and ASC 842 generally did not result in a material impact upon adoption, it is difficult to predict the impact of future changes to accounting principles or our accounting policies any of which could negatively affect our results of operations.

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

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock may fluctuate substantially depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	announcements of new products, solutions or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	changes in how customers perceive the benefits of our products and future offerings;

•	departures of key personnel;
•	reaction to our press releases, other public announcements and filings with the SEC, as well as reaction to third party reports regarding our business, markets and the industry in which we operate;
•	fluctuations in the trading volume of our shares or the size of our public float;
•	sales of large blocks of our common stock;
•	actual or anticipated changes or fluctuations in our results of operations;
•	whether our results of operations meet the expectations of securities analysts or investors;
•	changes in actual or future expectations of investors or securities analysts;
•	actual or perceived significant data breaches involving our products or website;
•	litigation involving us, our industry or both;
•	governmental or regulatory actions or audits;
•	regulatory developments in the United States, foreign countries or both;
•	general economic conditions and trends, including trade conflicts or the imposition of tariffs;
•	major catastrophic events in our domestic and foreign markets; and
•	“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We had 135,754,313 shares of capital stock outstanding as of December 31, 2019 that were generally freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our insiders and subject to periodic “blackout” periods, or held by our “affiliates” as defined in Rule 144 under the Securities Act.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters occupies approximately 199,000 square feet in San Mateo, California under our master lease agreement and multiple sublease agreements that expire at various times through December 2028. We also lease offices in Portland, Oregon; Seattle, Washington; New York, New York; San Francisco, California; Ottawa, Canada; Dublin, Ireland; London, United Kingdom; Berlin, Germany; Amsterdam, the Netherlands; and Sydney, Australia.

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

Stockholders of Record

As of February 14, 2020, there were 172 stockholders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders.

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

Unregistered Sales of and Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following stock performance graph compares total stockholder returns for SVMK Inc. relative to the S&P 500 Index and the S&P 500 Information Technology (IT) Index, assuming a $100 investment at market close on September 26, 2018, which was the initial trading day of our common stock and its reiterative performance is tracked through December 31, 2019. The stock performance shown in the graph below is not necessarily indicative of future price performance.

Company / Index	Base period 9/26/18	9/30/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019	12/31/2019
SVMK Inc.	$100.00	$92.98	$71.17	$105.63	$95.77	$99.19	$103.65
S&P 500 Index	100.00	100.28	86.27	97.54	101.23	102.44	111.18
S&P 500 IT Index	100.00	100.97	83.12	99.22	104.83	107.94	123.05

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

	Year Ended December 31,(1)
(in thousands, except per share amounts)	2019	2018	2017	2016
Revenue	$307,421	$254,324	$218,773	$207,295

Net loss	$(73,859)	$(154,740)	$(24,010)	$(76,350)
Net loss per share, basic and diluted	$(0.56)	$(1.43)	$(0.24)	$(0.77)
Weighted-average shares used in computing basic and diluted net loss per share	131,568	107,900	100,244	98,539

(1)

We adopted ASC 842 as of January 1, 2019 on a prospective basis. Amounts presented for the year ended December 31, 2019 are under ASC 842 and amounts presented for the years ended December 31, 2018, 2017 and 2016 are under ASC 840. For additional information regarding our adoption of ASC 842, see Notes 1, 2 and 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Consolidated Balance Sheet Data

	As of December 31,
(in thousands)	2019	2018	2017	2016
Cash and cash equivalents	$131,035	$153,807	$35,345	$23,287
Working capital (deficiency)(1)(2)	(31,766)	34,503	(68,258)	(75,854)
Total deferred revenue(3)	141,005	101,472	85,048	76,420
Total operating lease liabilities(1)	91,049	—	—	—
Financing obligation on leased facility(1)	—	92,009	93,385	81,939
Total debt, net(4)	215,516	217,415	318,321	319,300
Total stockholders' equity	301,984	219,383	40,043	33,021

(1)

We adopted ASC 842 as of January 1, 2019 on a prospective basis. Amounts presented for the year ended December 31, 2019 are under ASC 842 and amounts presented for the years ended December 31, 2018, 2017 and 2016 are under ASC 840. For additional information regarding our adoption of ASC 842, see Notes 1, 2 and 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(2)	Working capital is calculated as current assets less current liabilities.
(3)	Includes long-term deferred revenue that were included in other non-current liabilities of $1.0 million, $0.2 million and $0.2 million as of December 31, 2019, 2018 and 2017, respectively.
(4)

As of December 31, 2019, excludes unamortized issuance costs of $0.4 million and $1.0 million that were included in prepaid expenses and other current assets, respectively. As of December 31, 2018, excludes unamortized issuance costs of $0.4 million and $1.4 million that were included in prepaid expense and other current assets, and other assets, respectively.

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

Overview

We were founded in 1999 and are a leading global provider of survey software products that enable organizations to engage with their key stakeholders, including their customers, employees and the markets they research and serve. Our mission is to power curious individuals and organizations to measure, benchmark and act on the opinions that drive success. Our People Powered Data platform enables conversations at scale to deliver impactful customer, employee and market insights to our over 17 million active users globally.

Our widely adopted cloud-based SaaS platform helps individuals and organizations design and distribute surveys across more than 190 countries and territories. Our products drive actionable insights that allow organizations to solve mission-critical business problems, including enhancing customer experience and loyalty, increasing employee productivity and retention and optimizing product and marketing investments.

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

In addition, we offer an enterprise-grade version of our survey platform, SurveyMonkey Enterprise, which provides managed user accounts, customized company branding, enterprise-grade security, sophisticated collaboration capabilities and deep integrations with a broad set of leading software applications. We also generate revenue from a wide range of purpose-built solutions, including Usabilla, GetFeedback and SurveyMonkey CX for customer experience and feedback, TechValidate for content marketing, SurveyMonkey Engage for employee engagement and SurveyMonkey Audience for market research and analysis. We generate revenue from these purpose-built solutions by subscription or on a transactional basis, depending on the product.

Our business model

Our self-serve offering underpins a powerful, capital efficient business model that is fueled by the virality of our products. We believe our brand is synonymous with high-quality, easy to use products. The strength of our brand enables us to rapidly and cost-effectively acquire new users through free organic searches, paid online marketing and word of mouth referrals. Our survey platform and purpose-built solutions can be used without costly implementation, professional services or training, and anyone can create a survey in minutes. Our free basic survey product allows users to design and send simple surveys to collect and analyze feedback. Users and respondents can access our survey platform on a broad range of desktop and mobile devices, and surveys can be distributed through multiple channels, such as email, web, mobile, messaging apps and social media. Users often share results and collaborate with others, who are then attracted to our survey platform and frequently sign up as new users. Every person who takes a survey is a potential future customer, and we seek to capitalize on that opportunity through end of survey marketing designed to engage further with respondents and encourage them to create accounts and become new users. We invest in new features and improvements to our product functionality as well as targeted marketing campaigns to drive conversion of unpaid users to paid users. As a result, we have a predictable, high-visibility revenue model where we generated more than 90% of our revenue from sales of subscriptions to our products in 2019. We have a broad and diverse customer base and no customer represented more than 10% of our revenue in any of the periods presented.

We supplement our self-serve channel with a targeted sales effort to upsell organizations to SurveyMonkey Enterprise, to expand deployments of SurveyMonkey Enterprise within organizations and to cross-sell purpose-built solutions within organizations. We believe our existing user base represents a significant opportunity to expand our business and increase our revenue. As of December 31, 2019, we had 720,921 paying users within more than 335,000 organizational domains. Within that population of organizational domains, we had over 6,500 customers with organization-level agreements with us and who purchased through our enterprise sales force as of December 31, 2019. We believe that paying users within organizational domains represent an opportunity to significantly increase conversion from individual subscriptions to our enterprise offerings.

As of December 31, 2019, over 90% of our trailing 12-month bookings were from organizational domain-based customers, which are customers who register with us using an email account with an organizational domain name, such as @surveymonkey.com, but excludes customers with email addresses hosted on widely used domains such as @gmail, @outlook or @yahoo. As of December 31, 2019, our dollar-based net retention rate for organizational domain-based customers was over 100%.

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

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions.

	As of December 31,
	2019	2018	2017
Paying users	720,921	646,727	606,077
Average revenue per paying user ("ARPU")	450	406	362

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

Average revenue per paying user

We define ARPU as revenue divided by the average number of paying users during the period. For interim periods, we use annualized revenue which is calculated by dividing the revenue for the period by the number of days in that period and multiplying this value by 365 days. We calculate the average number of paying users by adding the number of paying users as of the end of the prior period to the number of paying users as of the end of the current period, and then dividing by two. We consider ARPU to be an important measure because it helps illustrate underlying trends in our business by showing investors the changes in per-user revenue, which is a reflection of our ability to successfully upsell or cross-sell our products and purpose-built solutions. ARPU has limitations as an analytic tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures. Some of the limitations of ARPU are that it is a calculation that does not reflect expenses that we incurred to generate revenue that is excluded from revenue.

Non-GAAP Financial Measures

We believe that, in addition to our results determined in accordance with GAAP, free cash flow and adjusted EBITDA, all of which are non-GAAP financial measures, are useful in evaluating our business, results of operations and financial condition. In the fourth quarter of 2019, we removed core revenue as a key non-GAAP financial measure as it is no longer a relevant measure for us and an immaterial difference from revenue for all years presented.

	Year Ended December 31,
(in thousands)	2019	2018	2017
Free cash flow	40,168	23,339	5,579
Adjusted EBITDA	38,568	58,030	61,882

Free cash flow

We define free cash flow as GAAP net cash provided by operating activities less purchases of property and equipment, net of tenant improvement reimbursements, and capitalized internal-use software. We consider free cash flow to be an important measure because it measures our liquidity after deducting capital expenditures for purchases of property and equipment and capitalized software development costs, which we believe provides a more accurate view of our cash generation and cash available to grow our business. For the years ended December 31, 2019, 2018 and 2017, our free cash flow included cash payments for interest on our long-term debt of $13.5 million, $20.5 million and $19.9 million, respectively. For the year ended December 31, 2018, our free cash flow also included a one-time payment for employer payroll taxes on performance-based restricted stock units, or Performance RSUs, that vested upon the satisfaction of both a performance vesting condition (the effectiveness of the registration statement for our IPO) and a service condition, of $1.2 million and $0.9 million in third-party fees related to the refinancing of our credit facilities. For the year ended December 31, 2017, free cash flow also included a one-time deferred payment of $7.7 million related to our acquisition of TechValidate and $4.3 million in third-party fees related to the refinancing of our credit facilities. We expect to generate positive free cash flow over the long term. Free cash flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. Some of the limitations of free cash flow are that free cash flow does not reflect our future contractual commitments and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by operating activities:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net cash provided by operating activities	$54,652	$45,372	$45,026
Purchases of property and equipment, net(1)	(2,450)	(9,981)	(24,128)
Capitalized internal-use software	(12,034)	(12,052)	(15,319)
Free cash flow	$40,168	$23,339	$5,579
(1)	Includes reimbursement of tenant improvement allowances under our lease financing obligation of $8.4 million for the year ended December 31, 2017.

Adjusted EBITDA

We define adjusted EBITDA as net loss excluding provision for (benefit from) income taxes, other non-operating (income) expenses, net, interest expense, depreciation and amortization, stock-based compensation, restructuring costs, employer payroll taxes on Performance RSUs, third-party fees related to credit facility refinancing and acquisition-related costs. We consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that are not indicative of the core operating performance of our business that are excluded from adjusted EBITDA. Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures. Some of the limitations of adjusted EBITDA are that it excludes recurring expenses for interest payments, does not reflect the dilution that results from stock-based compensation, and does not reflect the cost to replace depreciated property and equipment. It may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net loss	$(73,859)	$(154,740)	$(24,010)
Provision for (benefit from) income taxes	(2,779)	148	(16,047)
Other non-operating (income) expenses, net	(3,962)	298	(7,610)
Interest expense(1)	14,157	27,801	26,865
Depreciation and amortization	44,832	47,166	42,391
Stock-based compensation, net	60,245	131,770	34,986
Restructuring	(66)	3,525	1,785
Employer payroll taxes on Performance RSUs	—	1,183	—
Third-party fees related to credit facility refinancing	—	879	3,175
Acquisition-related costs	—	—	347
Adjusted EBITDA	$38,568	$58,030	$61,882
(1)	Includes interest expense on our credit facilities and financing lease obligations related to our corporate headquarters for the years ended December 31, 2018 and 2017.

As further discussed in Notes 1, 2 and 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, we adopted the requirements of ASC 842 as of January 1, 2019 using the transition method that allowed for recognition of the cumulative-effect adjustments at the beginning of the adoption period. As such, comparability of Adjusted EBITDA is limited due to the different bases of accounting being applied in the periods presented. Prior to the adoption of ASC 842, we accounted for our San Mateo building lease pursuant to ASC 840 and, as of December 31, 2018, had capitalized $71.8 million of building cost and recognized $92.0 million of financing obligation on leased facility pursuant to the requirements of ASC 840. The periodic lease payments were primarily classified as interest expense and periodic depreciation expense was recognized for the capitalized building asset in the consolidated statements of operations. Upon adoption of ASC 842, the amounts previously recorded in our consolidated balance sheet related to our San Mateo building were derecognized on the adoption date. Additionally, beginning in 2019, lease payments for our San Mateo building lease is accounted for as lease expense in our consolidated statements of operations and building depreciation is no longer recognized.

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

No customer represented more than 10% of our revenue in any of the periods presented.

Cost of Revenue and Operating Expenses

We allocate shared costs, such as depreciation on equipment shared by all departments, facilities (including rent and utilities), employee benefit costs and information technology costs to all departments based on headcount. As such, allocated shared costs are reflected in each cost of revenue and operating expense category, other than restructuring.

Cost of Revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products to our users. These expenses generally consist of infrastructure costs, personnel costs and other related costs. Infrastructure costs generally include expenses related to the operation of our data centers, such as data center equipment depreciation, facility costs (such as co-location rentals), amortization of capitalized software, payment processing fees, website hosting costs, external sample costs and charitable donations associated with our SurveyMonkey Audience solution. Personnel costs include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses for employees whose primary responsibilities relate to supporting our infrastructure and delivering user support. Other related costs include amortization of acquired developed technology intangible assets and allocated overhead. We plan to continue investing in additional resources to enhance the capability and reliability of our infrastructure to support user growth and increased use of our products. We expect that cost of revenue, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that cost of revenue will decrease as a percentage of revenue in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” due to the completion of our IPO during the year ended December 31, 2018, our cost of revenue decreased significantly in absolute dollars during the year ended December 31, 2019 relative to the immediate prior year period and increased significantly in absolute dollars during the year ended December 31, 2018 relative to the immediate prior year period.

Research and Development. Research and development expenses primarily include personnel costs, costs for third-party consultants, depreciation of equipment used in research and development activities and allocated overhead. Personnel costs for our research and development organization include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses. Our research and development efforts focus on maintaining and enhancing existing products and adding new products. Except for costs associated with the development of internal-use software, research and development costs are expensed as incurred. We expect that research and development expenses, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that research and development expenses will remain relatively constant as a percentage of revenue in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” due to the completion of our IPO during the year ended December 31, 2018, our research and development expenses decreased significantly in absolute dollars during the year ended December 31, 2019 relative to the immediate prior year period and increased significantly in absolute dollars during the year ended December 31, 2018 relative to the immediate prior year period.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs, costs related to brand campaigns, paid marketing, amortization of acquired trade name and customer relationship intangible assets and allocated overhead. Personnel costs for our sales and marketing organization include salaries, bonuses, sales commissions, stock-based compensation, other employee benefits and travel-related expenses. Sales commissions earned by our sales personnel, including any related payroll taxes, that are considered to be incremental and recoverable costs of obtaining a customer contract are deferred and amortized over an estimated period of benefit of generally four years. We expect that sales and marketing expenses, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and increase as a percentage of revenue in the near term. We expect that sales and marketing expenses will vary from period to period in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” due to the completion of our IPO during the year ended December 31, 2018, our sales and marketing expenses decreased significantly in absolute dollars during the year ended December 31, 2019 relative to the immediate prior year period and increased significantly in absolute dollars during the year ended December 31, 2018 relative to the immediate prior year period.

General and Administrative. General and administrative expenses primarily include personnel costs for legal, finance, human resources and other administrative functions, as well as certain executives. Personnel costs for our general and administrative staff include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses. In addition, general and administrative expenses include outside legal, accounting and other professional fees, non-income-based taxes and allocated overhead. We expect that general and administrative expenses, excluding the impact from certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that general and administrative expenses will decrease as a percentage of revenue in the long term. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” due to the completion of our IPO during the year ended December 31, 2018, our general and administrative expenses decreased significantly in absolute dollars during the year ended December 31, 2019 relative to the immediate prior year period and increased significantly in absolute dollars during the year ended December 31, 2018 relative to the immediate prior year period.

Restructuring. Restructuring expenses primarily include personnel costs and other related costs. Personnel costs related to the restructurings include severance payments, stock-based compensation and other benefits. For periods prior to the adoption of ASC 842, restructuring expenses also included lease termination expenses (which were primarily non-cancellable lease costs from vacated facilities).

Interest Expense

We adopted the requirements of ASC 842 as of January 1, 2019 using the modified retrospective transition method that allowed for recognition of the cumulative-effect adjustments at the beginning of the adoption period. Subsequent to our adoption of ASC 842, interest expense consists of interest on our credit facilities. Prior to our adoption of ASC 842, interest expense consisted of interest on credit facilities and financing obligations related to our corporate headquarters. In 2019, our interest expense decreased following the repayment of a portion of our outstanding indebtedness under our credit facilities in the fourth quarter of 2018 and with our adoption of ASC 842. For additional information regarding our credit facilities and our adoption of ASC 842, see Note 10 and Notes 1, 2 and 8, respectively, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Other Non-Operating (Income) Expense, Net

Other non-operating (income) expense, net consists primarily of interest income, net foreign currency exchange (gains) losses, gain on sale of private company investments and other gains and losses.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal, U.S. state and Irish deferred tax assets that we have determined are not realizable on a more likely than not basis. For additional information regarding our income taxes, see Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

	Year Ended December 31,
(in thousands)	2019	2018	2017
Revenue	$307,421	$254,324	$218,773
Cost of revenue(1)(2)	76,524	77,982	62,679
Gross profit	230,897	176,342	156,094
Operating expenses:
Research and development(1)	90,545	106,188	53,660
Sales and marketing (1)(2)	123,573	95,783	73,511
General and administrative(1)	83,288	97,339	47,940
Restructuring	(66)	3,525	1,785
Total operating expenses	297,340	302,835	176,896
Loss from operations	(66,443)	(126,493)	(20,802)
Interest expense	14,157	27,801	26,865
Other non-operating (income) expense, net	(3,962)	298	(7,610)
Loss before income taxes	(76,638)	(154,592)	(40,057)
Provision for (benefit from) income taxes	(2,779)	148	(16,047)
Net loss	$(73,859)	$(154,740)	$(24,010)

(1)	Includes stock-based compensation, net of amounts capitalized as follows:
	Year Ended December 31,
(in thousands)	2019	2018	2017
Cost of revenue	$3,658	$8,931	$2,503
Research and development	21,159	48,739	9,918
Sales and marketing	11,950	19,046	8,069
General and administrative	23,478	55,054	14,496
Stock-based compensation, net of amounts capitalized	$60,245	$131,770	$34,986
(2)	Includes amortization of acquisition intangible assets as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cost of revenue	$5,365	$1,952	$2,040
Sales and marketing	3,630	2,318	2,421
Amortization of acquisition intangible assets	$8,995	$4,270	$4,461

	Year Ended December 31,
	2019	2018	2017
Revenue	100%	100%	100%
Cost of revenue	25%	31%	29%
Gross profit	75%	69%	71%
Operating expenses:
Research and development	29%	42%	25%
Sales and marketing	40%	38%	34%
General and administrative	27%	38%	22%
Restructuring	—%	1%	1%
Total operating expenses	97%	119%	81%
Loss from operations	(22)%	(50)%	(10)%
Interest expense	5%	11%	12%
Other non-operating (income) expense, net	(1)%	—%	(3)%
Loss before income taxes	(25)%	(61)%	(18)%
Provision for (benefit from) income taxes	(1)%	—%	(7)%
Net loss	(24)%	(61)%	(11)%

Comparison of the Year Ended December 31, 2019 and 2018

Revenue and cost of revenue

	Year Ended December 31,
(dollars in thousands)	2019	2018	Change	% Change
Revenue	$307,421	$254,324	$53,097	21%
Cost of revenue	76,524	77,982	(1,458)	(2)%
Gross profit	$230,897	$176,342	$54,555	31%
Gross margin	75%	69%

Revenue increased for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to an 11% increase in the number of paying users from 646,727 as of December 31, 2018 to 720,921 as of December 31, 2019. The increase in revenue was also due in part to an 11% increase in ARPU from $406 for the year ended December 31, 2018 to $450 for the year ended December 31, 2019. The increase in ARPU is due to the increase in prices for individual plans on monthly subscriptions.

Cost of revenue decreased for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to $1.5 million decrease in personnel costs and lower capitalized software amortization of $6.1 million, partially offset by a $3.4 million increase in amortization of intangible assets due to our recent acquisitions as well as a $3.1 million increase in payment processing fees and web hosting costs due to increased sales. The decrease in personnel costs was primarily due to a $5.0 million decrease in stock-based compensation as the year ended December 31, 2018 included the cumulative catch-up of stock based compensation recognized upon the completion of our IPO, offset by an increase of $3.5 million in employee-related expenses due to headcount growth.

Our gross margin increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to the increase in revenue.

Research and development

	Year Ended December 31,
(dollars in thousands)	2019	2018	Change	% Change
Research and development	$90,545	$106,188	$(15,643)	(15)%

Research and development expenses decreased for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a $18.1 million decrease in personnel costs, offset by a $3.1 million increase in facilities costs due to the adoption of ASC 842 (where lease payments for our San Mateo building lease are now accounted for as lease expense rather than as interest expense). The decrease in personnel costs was primarily due to a $27.0 million decrease in stock-based compensation as the year ended December 31, 2018 included the cumulative catch-up of stock based compensation recognized upon the completion of our IPO, offset by an increase of $8.9 million in employee-related expenses due to headcount growth.

Sales and marketing

	Year Ended December 31,
(dollars in thousands)	2019	2018	Change	% Change
Sales and marketing	$123,573	$95,783	$27,790	29%

Sales and marketing expenses increased for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a $14.4 million increase in personnel costs, an increase of $4.6 million in costs related to brand campaigns and paid marketing, a $5.8 million increase in facilities costs due to the adoption of ASC 842 (where lease payments for our San Mateo building lease are now accounted for as lease expense rather than as interest expense) and a $1.3 million increase in amortization of intangible assets due to our recent acquisitions. The increase in personnel costs was primarily due to an increase of $21.5 million in employee-related expenses due to headcount growth, offset by a $7.1 million decrease in stock-based compensation as the year ended December 31, 2018 included the cumulative catch-up of stock based compensation recognized upon the completion of our IPO.

General and administrative

	Year Ended December 31,
(dollars in thousands)	2019	2018	Change	% Change
General and administrative	$83,288	$97,339	$(14,051)	(14)%

General and administrative expenses decreased for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a $25.0 million decrease in personnel costs, partially offset by a $7.6 million increase in outside legal, accounting and other professional fees related to being a public company and the acquisition of Usabilla and GFB. The decrease in personnel costs was primarily due to a $31.6 million decrease in stock-based compensation as the year ended December 31, 2018 included the cumulative catch-up of stock based compensation recognized upon the completion of our IPO, offset by an increase of $6.6 million in employee-related expenses due to headcount growth. In addition, there were also increases to our lease, IT costs and other expenses.

Interest expense

	Year Ended December 31,
(dollars in thousands)	2019	2018	Change	% Change
Interest expense	$14,157	$27,801	$(13,644)	(49)%

Interest expense decreased for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to lower debt balances during the year ended December 31, 2019 relative to the prior year and the adoption of ASC 842 (where the financing obligation on our leased facility was derecognized thereby reducing interest expense comparatively). For additional information regarding our credit facilities and our adoption of ASC

842, see Note 10 and Notes 1, 2 and 8, respectively, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Other non-operating (income) expense, net

	Year Ended December 31,
(dollars in thousands)	2019	2018	Change	% Change
Other non-operating (income) expense, net	$(3,962)	$298	$(4,260)	(1430)%

Other non-operating income, net for the year ended December 31, 2019 increased compared to the year ended December 31, 2018 (where other non-operating amounts resulted in net expense), primarily due to an increase in interest income of $1.9 million resulting from higher average cash balances and lower foreign currency losses of $1.1 million. In addition, non-operating income increased relative the prior year period due to the decrease in loss on debt extinguishment of $0.9 million recognized during year ended December 31, 2018.

Provision for (benefit from) income taxes

	Year Ended December 31,
(dollars in thousands)	2019	2018	Change	% Change
Provision for (benefit from) income taxes	$(2,779)	$148	$(2,927)	(1978)%
Effective tax rate	4%	—

The benefit from income taxes increased for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the tax benefits of foreign losses and partial release of the valuation allowance as a result of our recent acquisitions.

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

Interest expense

	Year Ended December 31,
(dollars in thousands)	2018	2017	Change	% Change
Interest expense	$27,801	$26,865	$936	3%

Interest expense increased for the year ended December 31, 2018 compared to the prior year, primarily due to higher average interest rates.

Other non-operating (income) expense, net

	Year Ended December 31,
(dollars in thousands)	2018	2017	Change	% Change
Other non-operating (income) expense, net	$298	$(7,610)	$7,908	(104)%

Other non-operating (income) expense, net decreased for the year ended December 31, 2018 compared to the prior year, primarily due to a decrease of $5.6 million gain on our sale of a private company investment, an increase in foreign currency losses of $1.5 million, an increase in loss on debt refinancing of $0.8 million, partially offset by an increase in interest income of $1.1 million resulting from higher average cash balances.

Provision for (benefit from) income taxes

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

Quarterly Results of Operations

The following tables show a summary of our unaudited quarterly statements of operations data for each of the four quarters of the years ended December 31, 2019 and 2018. The unaudited quarterly statements of operations data set forth below have been prepared on a basis consistent with our audited annual Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the results of operations for the periods presented, in accordance with GAAP. Our historical quarterly results are not necessarily indicative of the results that may be expected in any future period and the unaudited quarterly statements of operations data should be read in conjunction with our Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. Percentages presented in the following tables may not sum due to rounding.

Quarterly periods in the year ended December 31, 2019

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$68,641	$75,139	$79,317	$84,324
Cost of revenue(1)(2)	17,530	19,047	19,626	20,321
Gross profit	51,111	56,092	59,691	64,003
Operating expenses:
Research and development(1)	20,806	22,407	22,718	24,614
Sales and marketing (1)(2)	26,050	29,689	30,926	36,908
General and administrative(1)	20,556	19,746	20,992	21,994
Restructuring	(66)	—	—	—
Total operating expenses	67,346	71,842	74,636	83,516
Loss from operations	(16,235)	(15,750)	(14,945)	(19,513)
Interest expense	3,659	3,647	3,572	3,279
Other non-operating (income) expense, net	(1,979)	(575)	(887)	(521)
Loss before income taxes	(17,915)	(18,822)	(17,630)	(22,271)
Benefit from income taxes	(138)	(344)	(1,320)	(977)
Net loss	$(17,777)	$(18,478)	$(16,310)	$(21,294)
Net loss per share, basic and diluted	$(0.14)	$(0.14)	$(0.12)	$(0.16)
Weighted-average shares used in computing basic and diluted net loss per share	126,786	131,099	133,417	134,969

(1)	Includes stock-based compensation, net of amounts capitalized as follows:
	Three Months Ended
(in thousands)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Cost of revenue	$1,096	$991	$718	$853
Research and development	4,766	5,629	5,468	5,296
Sales and marketing	2,780	3,016	2,918	3,236
General and administrative	6,469	5,518	5,678	5,813
Stock-based compensation, net of amounts capitalized	$15,111	$15,154	$14,782	$15,198

(2)	Includes amortization of acquisition intangible assets as follows:

	Three Months Ended
(in thousands)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Cost of revenue	$488	$1,403	$1,557	$1,917
Sales and marketing	537	766	964	1,363
Amortization of acquired intangible assets	$1,025	$2,169	$2,521	$3,280

	Three Months Ended
(% of revenue)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	100%	100%	100%	100%
Cost of revenue	26%	25%	25%	24%
Gross profit	74%	75%	75%	76%
Operating expenses:
Research and development	30%	30%	29%	29%
Sales and marketing	38%	40%	39%	44%
General and administrative	30%	26%	26%	26%
Restructuring	—%	—%	—%	—%
Total operating expenses	98%	96%	94%	99%
Loss from operations	(24)%	(21)%	(19)%	(23)%
Interest expense	5%	5%	5%	4%
Other non-operating (income) expense, net	(3)%	(1)%	(1)%	(1)%
Loss before income taxes	(26)%	(25)%	(22)%	(26)%
Benefit from income taxes	—%	—%	(2)%	(1)%
Net loss	(26)%	(25)%	(21)%	(25)%

Quarterly periods in the year ended December 31, 2018

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$58,491	$62,696	$65,205	$67,932
Cost of revenue(1)(2)	18,063	17,691	23,213	19,015
Gross profit	40,428	45,005	41,992	48,917
Operating expenses:
Research and development(1)	17,940	16,292	51,765	20,191
Sales and marketing (1)(2)	17,421	19,879	34,309	24,174
General and administrative(1)	13,018	13,400	50,391	20,530
Restructuring	5	28	—	3,492
Total operating expenses	48,384	49,599	136,465	68,387
Loss from operations	(7,956)	(4,594)	(94,473)	(19,470)
Interest expense	7,094	7,591	7,496	5,620
Other non-operating (income) expense, net	(633)	282	219	430
Loss before income taxes	(14,417)	(12,467)	(102,188)	(25,520)
Provision for (benefit from) income taxes	300	(4)	174	(322)
Net loss	$(14,717)	$(12,463)	$(102,362)	$(25,198)
Net loss per share, basic and diluted	$(0.15)	$(0.12)	$(0.99)	$(0.20)
Weighted-average shares used in computing basic and diluted net loss per share	101,212	101,623	103,096	125,454

(1)	Includes stock-based compensation, net of amounts capitalized as follows:
	Three Months Ended
(in thousands)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Cost of revenue	$658	$646	$6,472	$1,155
Research and development	3,447	2,966	37,490	4,836
Sales and marketing	768	1,147	14,496	2,635
General and administrative	3,667	3,993	40,354	7,040
Stock-based compensation, net of amounts capitalized	$8,540	$8,752	$98,812	$15,666

(2)	Includes amortization of acquisition intangible assets as follows:
	Three Months Ended
(in thousands)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Cost of revenue	$488	$488	$488	$488
Sales and marketing	604	604	565	545
Amortization of acquired intangible assets	$1,092	$1,092	$1,053	$1,033

	Three Months Ended
(% of revenue)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	100%	100%	100%	100%
Cost of revenue	31%	28%	36%	28%
Gross profit	69%	72%	64%	72%
Operating expenses:
Research and development	31%	26%	79%	30%
Sales and marketing	30%	32%	53%	36%
General and administrative	22%	21%	77%	30%
Restructuring	—%	—%	—%	5%
Total operating expenses	83%	79%	209%	101%
Loss from operations	(14)%	(7)%	(145)%	(29)%
Interest expense	12%	12%	11%	8%
Other non-operating (income) expense, net	(1)%	—%	—%	1%
Loss before income taxes	(25)%	(20)%	(157)%	(38)%
Provision for (benefit from) income taxes	1%	—%	—%	—%
Net loss	(25)%	(20)%	(157)%	(37)%

Quarterly Revenue Trends

Our revenue in each of the quarters presented increased primarily due to increases in ARPU and in the number of paying users. The increases were also due in part to our increased focus on selling SurveyMonkey products to enterprise customers and our new product offerings, including the introduction of SurveyMonkey Teams in the third quarter of 2018, the acquisition of Usabilla in the second quarter of 2019, and the acquisition of GetFeedback in the third quarter of 2019.

Quarterly Cost of Revenue and Gross Margin Trends

Our cost of revenue fluctuated in each of the quarters presented primarily due to the timing of releases of our product updates, which caused fluctuations in the amortization of capitalized software expenses, higher personnel costs due to headcount growth and higher stock-based compensation expenses related to Performance RSUs beginning in the third quarter of 2018, which combined with increases in our revenue caused our gross margins to also fluctuate.

Quarterly Operating Expenses Trends

Our quarterly operating expenses have generally increased on a year-over-year basis primarily due to increases in personnel costs, the timing and cost of our product development cycles, marketing programs and professional services costs. Except for the third quarter of 2018, our total costs and expenses have generally increased for the periods presented, primarily due to the addition of headcount in connection with the expansion of our business. In addition, commencing with the third quarter of 2018, our total operating expenses increased as a result of higher stock-based compensation expenses resulting from the vesting of Performance RSUs that vested upon the effectiveness of our IPO (see “—Significant Impacts of Stock-Based Compensation” below for additional information). The increase in professional services costs are primarily in outside legal and accounting as a result of operating as a newly public company.

In October 2018, we executed the 2018 Credit Facility and commencing with the fourth quarter of 2018, interest expense decreased due to lower effective interest rates and partial repayment on our debt. In addition, as further discussed in Notes 1, 2 and 8 of the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, we adopted the requirements of ASC 842 as of January 1, 2019. Prior to the adoption of ASC 842, periodic lease payments for our San Mateo facility were primarily classified as interest expense in the consolidated statements of operations. Upon adoption of ASC 842, lease payments for our San Mateo building lease are accounted for as lease expense rather than as interest expense resulting in a decrease in interest expense in the quarterly periods during the year ended December 31, 2019 as compared to the immediate prior year period ended.

Seasonality

We have historically experienced seasonality in terms of when we enter into subscription agreements with customers. We typically enter into a lower percentage of agreements with new customers, as well as renewal agreements with existing customers, during the summer months and during the holiday season in the second and fourth quarter of each year.

Liquidity and Capital Resources

As of December 31, 2019 and 2018, our principal sources of liquidity were cash and cash equivalents totaling $131.0 million and $153.8 million, respectively, all of which were bank deposits as well as cash to be received from customers and cash available under our credit facilities.

Since our inception, we have financed our operations primarily through sales of equity securities, including our IPO and concurrent private placement, and payments received from our customers and our credit facilities in the form of revolving lines of credit. On September 28, 2018, we closed our IPO and concurrent private placement and received aggregate net proceeds of $225.3 million after deducting underwriters’ discounts and commissions and offering expenses. In October 2018, we entered into the 2018 Credit Facility, comprising a $220.0 million Term Loan and $75.0 million revolving credit facility. Upon execution of the 2018 Credit Facility, we utilized a portion of our IPO proceeds to repay $101.3 million of debt outstanding under our previous credit facility. Periodic principal payments of $550,000 are due quarterly on the Term Loans with any remaining principal amounts due on October 10, 2025. In 2019, we closed our acquisitions of Usabilla and GetFeedback for an aggregate purchase price of $152.6 million, of which $114.6 million (net of cash acquired of $1.8 million) was paid in cash.

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

A significant majority of our customers pay in advance for annual subscriptions, which is a substantial source of cash. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which we recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2019 and 2018, we had deferred revenue of $141.0 million and $101.5 million, respectively, a substantial majority of which we expect to record as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net cash provided by operating activities	$54,652	$45,372	$45,026
Net cash used in investing activities	(128,086)	(21,034)	(32,354)
Net cash provided by (used in) financing activities	50,822	95,475	(614)
Effects of exchange rate changes on cash	(76)	(787)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(22,688)	$119,026	$12,058

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

During the year ended December 31, 2019, cash provided by operating activities was $54.7 million, primarily due to our net loss of $73.9 million, adjusted for non-cash charges of $113.1 million and net cash inflows of $15.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by an $31.2 million increase in deferred revenue, a $8.3 million increase in accounts payable and accrued liabilities, and a $2.2 million increase in accrued compensation, partially offset by cash used for prepaid expenses and other assets of $5.1 million and operating lease liabilities of $13.9 million, and an increase in accounts receivable of $7.2 million.

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

Net cash used in investing activities during the year ended December 31, 2019 of $128.1 million was primarily attributable to the net cash paid for the acquisitions of $114.6 million, purchases of property and equipment of $2.5 million to support additional office space and headcount, and cash used for the development of internal-use software of $12.0 million that is capitalized, which was partially offset by proceeds from the sale of a private company investment of $1.0 million.

Net cash used in investing activities during the year ended December 31, 2018 of $21.0 million was primarily attributable to purchases of property and equipment of $10.0 million to support additional office space and headcount, and the capitalization of internal-use software costs of $12.0 million associated with the development of additional features and functionality of our platform, which was partially offset by proceeds from the sale of a private company investment of $1.0 million.

Net cash used in investing activities during the year ended December 31, 2017 of $32.4 million was primarily attributable to purchases of property and equipment of $32.5 million to support additional office space and headcount, and the capitalization of internal-use software costs of $15.3 million associated with the development of additional features and functionality of our platform, which was partially offset by proceeds from the sales of a private company investment and other property of $15.5 million.

Cash Flows from Financing Activities

Cash provided by financing activities during the year ended December 31, 2019 of $50.8 million was primarily attributable to proceeds from the exercise of stock options of $47.7 million and proceeds from our employee stock purchase plan of $5.3 million, partially offset by the principal payments on our credit facilities of $2.2 million.

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

Cash used in financing activities during the year ended December 31, 2017 of $0.6 million was primarily the result of cash paid of $6.9 million for the satisfaction of tax withholding obligations for the release of restricted stock units or RSUs, net cash paid of $2.1 million related to the refinancing of our credit facilities, partially offset by cash proceeds of $8.4 million for tenant improvement reimbursements under our financing lease.

Contractual Obligations

Our principal commitments consist of obligations under our credit facilities and leases for office space. As of December 31, 2019, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Credit facilities(1)	$217,250	$2,200	$2,200	$2,200	$2,200	$2,200	$206,250
Interest payments on credit facilities(1)	66,587	11,838	11,685	11,565	11,445	11,356	8,698
Operating leases(2)	125,656	14,803	14,282	14,030	13,501	13,259	55,781
Purchase commitments(3)	33,150	15,496	5,183	5,282	5,072	2,117	—
Total contractual obligations	$442,643	$44,337	$33,350	$33,077	$32,218	$28,932	$270,729

(1)

Represents the principal balances and related interest payments to be paid in connection with our 2018 Credit Facility. Interest payments on our 2018 Credit Facility are based upon the applicable interest rates as of December 31, 2019 and are subject to change in future periods. For additional information regarding our credit facilities, see Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(2)

Primarily consists of future non-cancelable minimum rental payments under operating leases for our corporate headquarters and our other facilities. The amounts above exclude expected sublease payments to be received of approximately $5.7 million. For additional information regarding our operating lease obligations, see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(3)	Consists of open non-cancellable purchase orders for the procurement of goods and services in the ordinary course of business.

Significant Impacts of Stock-Based Compensation

In the second quarter of 2015, we began granting Performance RSUs that vest upon the satisfaction of both a service condition and a performance vesting condition, which performance vesting condition occurred upon the effectiveness of the registration statement for our IPO on September 25, 2018. As a result, we recognized the cumulative amount of unrecognized stock-based compensation expense of $89.9 million for services already rendered using the accelerated attribution method. As a result, our stock-based compensation expense decreased significantly in absolute dollars during the year ended December 31, 2019 relative to the immediate prior year period and increased significantly in absolute dollars during the year ended December 31, 2018 relative to the immediate prior year period. Stock-based compensation expense will generally increase in the near term due in part to the fact that expense recognition is no longer deferred and contingent upon factors other than employee service. As of December 31, 2019, the remaining unamortized stock-based compensation related to Performance RSUs was $6.2 million, which we expect to recognize on an accelerated basis over the remaining weighted-average requisite service periods of 1.1 years. See Notes 1, 2 and 7 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our stock-based compensation accounting policy and information about our equity incentive plans

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

On January 1, 2018, we adopted the requirements of ASC 842 which requires companies to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet using the modified retrospective transition method. The primary impact of adopting ASC 842 resulted was the recognition of ROU assets of $63.1 million and operating lease liabilities of $92.8 million at the adoption date. The ROU asset and operating lease liabilities also include amounts related to the Company’s San Mateo building as the amounts previously recorded in our Consolidated Financial Statements were derecognized on the ASC 842 adoption date.

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

We generally invoice our customers at the beginning of the term on a monthly or annual basis. Our contracts are generally non-cancellable and do not contain refund-type provisions. Our contracts do not contain a significant amount of variable consideration as the price of our subscription offerings are generally fixed at contract inception. Based on the invoicing structure and related subscription term, we determined our contracts do not contain a financing component. We apply the practical expedient in ASC 606 and do not evaluate contracts of one year or less for the existence of a significant financing component. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

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

Stock-Based Compensation

We recognize stock-based compensation expense for all share-based payments to employees based on their estimated grant-date fair values determined in accordance with the provisions of ASC 718, Compensation-Stock Compensation. For time-based equity awards, stock-based compensation expense is recognized on a straight-line basis over the award’s requisite service period, which is generally four years for new hires and generally three years for subsequent grants to existing employees. For shares issuable under our employee stock purchase plan, or ESPP, stock-based compensation expense is recognized on a straight-line basis over the award’s requisite service period, which is the offering period. We recognize the fair value of our performance-based RSUs (which contain both a service condition and a Performance Vesting Condition) using the accelerated attribution method. We account for excess tax benefits from stock-based compensation expense in earnings, which are substantially offset by a valuation allowance. We also made a policy election to account for forfeitures as they occur.

We estimate the fair values of its stock options and shares issuable under our ESPP using the Black-Scholes-Merton option-pricing model. We estimate fair value of our RSUs and restricted stock awards based on the fair value of the underlying common stock.

Determining the grant date fair value of stock options requires management to make assumptions and judgments. If any of the assumptions used in the valuation models change significantly, stock-based compensation expense for future awards may differ materially compared with the awards granted previously. The assumptions and estimates are as follows:

•

Expected Term: As we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, we determine the expected term based on the average period the stock options are expected to remain outstanding, generally calculated as the midpoint of the stock options vesting term and contractual expiration period.

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

Additionally, for equity awards granted prior to our IPO, due to the absence of an active market for our common stock prior to our IPO, we obtained third-party valuations (prepared contemporaneously in connection with grants of share-based payments) to estimate the fair value of our common stock for purposes of measuring stock-based compensation expense to be recognized. The third-party valuations are prepared using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants, or AICPA, Accounting & Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

In valuing our common stock, our board of directors determined the equity value of our company using the income, market and probability weighted expected return method, or PWERM approaches. The income approach estimates value based on the future cash flows that a business expects to generate. These future cash flows are discounted to their present values using a rate of return appropriate for the risk of achieving the business’ projected cash flows. The present value of the estimated cash flows is then added to the present value of the residual value (if any) of the business at the end of the projected period to calculate the business enterprise value. The market approach estimates value based on a comparison of our company to comparable public companies or comparable transactions of companies in a similar line of business. A representative market multiple is determined based on the comparable public companies or transactions and then applied to our financial results to estimate the business enterprise value. Under the PWERM, the value of equity securities are estimated based upon an analysis of future values for the enterprise, assuming various outcomes. Our approaches included the use of IPO scenarios and a scenario assuming continued operation as a private entity with a future exit. Application of these approaches involved the use of estimates, judgment and assumptions that were highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies, comparable transactions and the probability of possible future events.

Restricted Stock Units and Restricted Stock Awards

The fair value of the RSUs (including those that are performance-based) and restricted stock awards was determined based on the fair value of our common stock on the grant date.

Beginning in the second quarter of 2015, we granted RSUs that generally vest upon the satisfaction of both a service-based vesting condition and the Performance Vesting Condition, and compensation expense is recognized using the accelerated attribution method. The service-based vesting condition for these awards is generally satisfied over four years. The Performance Vesting Condition occurs on the earlier of (i) a public offering pursuant to a registration statement under the Securities Act on an active trading market or, for certain RSUs, the expiration of the lock-up period associated with such public offering and (ii) an acquisition or change in control of us or, for certain RSUs, an acquisition or change in control of us where the consideration paid for our stock is cash, publicly traded equity securities or a combination of both. The performance vesting condition occurred upon the effectiveness of the registration statement for our IPO on September 25, 2018. As a result, we recognized the cumulative amount of unrecognized stock-based compensation expense of $89.9 million for services already rendered using the accelerated attribution method. As of December 31, 2019, the remaining unamortized stock-based compensation related to Performance RSUs was $6.2 million, which we expect to recognize on an accelerated basis over the remaining weighted-average requisite service periods of 1.1 years.

Business Combination

When we acquire a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users including related retention rates, acquired developed technology including the estimated obsolescence of the technology, and trade names from a market participant perspective, future expected cash flows for operating expenses, useful lives and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to non-operating (income) expense in the consolidated statements of operations.

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

We did not recognize any impairment of goodwill or intangible assets during each of the years ended December 31, 2019, 2018 and 2017.

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

Foreign Currency Exchange Risk

Where the functional currency of our foreign subsidiaries is generally the U.S. dollar, monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in other non-operating (income) expense, net in the statements of operations.

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

From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. To date, we have not entered into any material derivative financial instruments. During the years ended December 31, 2019, 2018 and 2017, we did not have any material amount of derivative financial instruments. A hypothetical 10% change in foreign currency exchange rates for the years ended December 31, 2019, 2018 and 2017 applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

As of December 31, 2019 and 2018, we had cash and cash equivalents of $131.0 million and $153.8 million, respectively, which consisted primarily of bank deposits. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. For the years ended December 31, 2018, 2017 and 2016, a hypothetical 10% change in interest rates would have not had a material impact on our financial statements.

As of December 31, 2019 and 2018, we had borrowings under our credit facilities comprising $217.3 million and $219.5 million aggregate principal value, respectively. Loans under the credit facilities accrue interest based upon, at our option, either at an ABR or a Eurocurrency rate, in each case plus an applicable margin, which exposes us to interest rate risk. Additionally, in July 2017, the U.K. Financial Conduct Authority, the regulator of the London Interbank Offered Rate (“LIBOR”), indicated that it will no longer require banks to submit rates to the LIBOR administrator after 2021 and therefore the continuation of LIBOR on the current basis cannot be guaranteed. Our credit facilities provide that we may borrow at LIBOR or LIBOR-successor benchmark-based rates of interest that vary depending on our credit ratings and prevailing market conventions. The planned phase out of LIBOR as a benchmark may also result in an increase on our future interest obligations. As of December 31, 2019, a 100 basis point increase in the ABR would result in an increase in interest payments on our debt of $2.0 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SVMK Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SVMK Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019, due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Acquired Intangible Assets
Description of the Matter

As described in Note 6 to the consolidated financial statements, the Company completed the acquisitions of Usabilla Holding B.V. (Usabilla) for purchase consideration of $84.3 million and GFB Holdings, Inc. (GFB) and GFB’s wholly-owned subsidiary GetFeedback, Inc. (GetFeedback) for purchase consideration of $68.3 million during the year ended December 31, 2019. The Company’s accounting for the acquisitions included determining the fair value of the intangible assets acquired, which primarily included developed technology of $16.9 million and customer relationships of $13.8 million.

Auditing the Company's accounting for the acquired intangible assets of Usabilla and GetFeedback was challenging due to the significant estimation required in management’s determination of the fair value of the intangible assets. The significant estimation was primarily due to the sensitivity of the respective fair values to underlying assumptions including discount rates, technology obsolescence, customer attrition rates, projected revenue growth rates and operating expenses. These assumptions relate to the future performance of the acquired businesses, are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over accounting for acquired intangible assets. This included testing controls over management’s review of the valuation of intangible assets, including its assessment of the valuation models and related significant assumptions.

To test the fair value of these acquired intangible assets, among other procedures, we evaluated the Company's use of valuation methodologies, evaluated the prospective financial information and tested the completeness and accuracy of underlying data. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions. As part of our procedures, we involved our valuation specialists to assist in testing the significant assumptions and methodologies used to value the acquired intangible assets. For example, we compared the significant assumptions to current industry, market and economic trends, historical results of the acquired businesses and to other relevant factors.

Revenue Recognition – Identifying and Evaluating Terms and Conditions in Contracts
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company generates substantially all of its revenue from the sale of subscriptions to its survey software including subscriptions to its purpose-built solutions. For the year ended December 31, 2019, the Company’s revenue was $307.4 million. As the Company continues to expand its enterprise customer base, management applies judgment in identifying and evaluating any non-standard terms and conditions in contracts which may impact revenue recognition.

Auditing the Company’s recognition of revenue was challenging due to the effort required in identifying and evaluating terms and conditions in contracts with enterprise customers, including the revenue implications from the addition of new offerings, along with those from acquisitions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's internal controls over identification and evaluation of terms and conditions in contracts that impact revenue recognition, including the identification of performance obligations and the determination of the timing of revenue recognition. This included testing relevant controls over the information systems that are important to the initiation, recording and billing of revenue transactions.

Among other procedures, on a sample basis, we tested the completeness and accuracy of management’s identification and evaluation of non-standard terms and conditions in contracts as well as its assessment of the timing of revenue recognition.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

San Francisco, California

February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SVMK Inc.

Opinion on Internal Control Over Financial Reporting

We have audited SVMK Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SVMK Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Usabilla Holding B.V. (“Usabilla”) and GFB Holdings, Inc. (“GetFeedback”), which are included in the 2019 consolidated financial statements of the Company and when combined constituted less than 5% of total revenues for the year ended December 31, 2019 and less than 1% of total assets as of December 31, 2019. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Usabilla or GetFeedback.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of SVMK Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Francisco, California

February 27, 2020

SVMK INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$131,035	$153,807
Accounts receivable, net of allowance of $162 and $115	17,795	7,336
Deferred commissions, current	3,078	1,981
Prepaid expenses and other current assets	9,382	7,081
Total current assets	161,290	170,205
Property and equipment, net	35,072	117,718
Operating lease right-of-use assets	63,904	—
Capitalized internal-use software, net	33,156	33,280
Acquisition intangible assets, net	33,150	9,324
Goodwill	462,927	336,861
Deferred commissions, non-current	5,384	3,317
Other assets	9,376	8,643
Total assets	$804,259	$679,348
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,677	$2,804
Accrued expenses and other current liabilities	16,077	9,692
Accrued compensation	24,031	20,070
Deferred revenue	139,990	101,236
Operating lease liabilities, current	8,381	—
Debt, current	1,900	1,900
Total current liabilities	193,056	135,702
Deferred tax liabilities	4,870	4,246
Debt, non-current	213,616	215,515
Financing obligation on leased facility	—	92,009
Operating lease liabilities, non-current	82,668	—
Other non-current liabilities	8,065	12,493
Total liabilities	502,275	459,965
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock ($0.00001 par value; 100,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.00001 par value; 800,000 shares authorized; 136,054 and 125,818 shares issued and outstanding)	1	1
Additional paid-in capital	705,143	551,937
Accumulated other comprehensive loss	(444)	(287)
Accumulated deficit	(402,716)	(332,268)
Total stockholders’ equity	301,984	219,383
Total liabilities and stockholders’ equity	$804,259	$679,348

See accompanying Notes to Consolidated Financial Statements.

SVMK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Revenue	$307,421	$254,324	$218,773
Cost of revenue(1)(2)	76,524	77,982	62,679
Gross profit	230,897	176,342	156,094
Operating expenses:
Research and development(1)	90,545	106,188	53,660
Sales and marketing (1)(2)	123,573	95,783	73,511
General and administrative(1)	83,288	97,339	47,940
Restructuring	(66)	3,525	1,785
Total operating expenses	297,340	302,835	176,896
Loss from operations	(66,443)	(126,493)	(20,802)
Interest expense	14,157	27,801	26,865
Other non-operating (income) expense, net	(3,962)	298	(7,610)
Loss before income taxes	(76,638)	(154,592)	(40,057)
Provision for (benefit from) income taxes	(2,779)	148	(16,047)
Net loss	$(73,859)	$(154,740)	$(24,010)
Net loss per share, basic and diluted	$(0.56)	$(1.43)	$(0.24)
Weighted-average shares used in computing basic and diluted net loss per share	131,568	107,900	100,244

(1)	Includes stock-based compensation, net of amounts capitalized as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cost of revenue	$3,658	$8,931	$2,503
Research and development	21,159	48,739	9,918
Sales and marketing	11,950	19,046	8,069
General and administrative	23,478	55,054	14,496
Stock-based compensation, net of amounts capitalized	$60,245	$131,770	$34,986

(2)	Includes amortization of acquisition intangible assets as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cost of revenue	$5,365	$1,952	$2,040
Sales and marketing	3,630	2,318	2,421
Amortization of acquisition intangible assets	$8,995	$4,270	$4,461

See accompanying Notes to Consolidated Financial Statements.

SVMK INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net loss	$(73,859)	$(154,740)	$(24,010)
Other comprehensive loss:
Foreign currency translation losses(1)	(157)	(306)	(68)
Total other comprehensive loss(1)	(157)	(306)	(68)
Total comprehensive loss	$(74,016)	$(155,046)	$(24,078)

(1)	Net of tax effect which was not material.

See accompanying Notes to Consolidated Financial Statements.

SVMK INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2016	100,486	$1	$186,494	$87	$(153,561)	$33,021
Common stock issued upon stock option exercise	35	—	153	—	—	153
Common stock issued upon vesting of restricted stock units, net	879	—	(6,934)	—	—	(6,934)
Repurchase of common stock	(12)	—	(144)	—	—	(144)
Forfeiture of restricted stock awards	(5)	—	(80)	—	—	(80)
Stock-based compensation expense	—	—	38,105	—	—	38,105
Comprehensive loss	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	(24,010)	(24,010)
December 31, 2017	101,383	1	217,594	19	(177,571)	40,043
Cumulative-effect adjustment upon adoption of ASU 2017-09	—	—	(43)	—	43	—
Issuance of common stock in connection with initial public offering, net	20,583	—	225,336	—	—	225,336
Common stock issued upon stock option exercise	82	—	494	—	—	494
Common stock issued upon vesting of restricted stock units, net	3,771	—	(25,807)	—	—	(25,807)
Repurchase of common stock	(1)	—	(16)	—	—	(16)
Stock-based compensation expense	—	—	134,379	—	—	134,379
Comprehensive loss	—	—	—	(306)	—	(306)
Net loss	—	—	—	—	(154,740)	(154,740)
December 31, 2018	125,818	1	551,937	(287)	(332,268)	219,383
Cumulative-effect adjustment upon adoption of ASC 842	—	—	—	—	3,411	3,411
Common stock issued upon stock option exercise	3,733	—	47,678	—	—	47,678
Common stock issued upon vesting of restricted stock units	3,661	—	—	—	—	—
Common stock issued in connection with acquisition	2,320	—	36,204	—	—	36,204
Common stock issued under employee stock purchase plan	506	—	5,344	—	—	5,344
Stock-based compensation expense	—	—	63,748	—	—	63,748
Comprehensive loss	—	—	—	(157)	—	(157)
Other	16	—	232	—	—	232
Net loss	—	—	—	—	(73,859)	(73,859)
December 31, 2019	136,054	$1	$705,143	$(444)	$(402,716)	$301,984

See accompanying Notes to Consolidated Financial Statements.

SVMK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities
Net loss	$(73,859)	$(154,740)	$(24,010)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,832	47,166	42,391
Non-cash leases expense	12,537	—	—
Stock-based compensation expense, net of amounts capitalized	60,245	131,770	34,986
Amortization of debt discount and issuance costs	301	902	876
Deferred income taxes	(3,676)	(508)	(16,848)
Loss on debt extinguishment	—	941	194
Gain on sale of a private company investment	(1,001)	(999)	(6,750)
Impairment of property and equipment	—	2,821	—
Other	(157)	1,798	(829)
Changes in assets and liabilities:
Accounts receivable	(7,239)	(1,958)	675
Prepaid expenses and other assets	(5,172)	(5,565)	867
Accounts payable and accrued liabilities	8,318	3,564	(2,061)
Accrued interest on financing lease obligation, net of payments	—	(1,376)	4,580
Accrued compensation	2,232	5,203	2,327
Deferred revenue	31,181	16,353	8,628
Operating lease liabilities	(13,890)	—	—
Net cash provided by operating activities	54,652	45,372	45,026
Cash flows from investing activities
Acquisitions, net of cash acquired	(114,603)	—	—
Purchases of property and equipment	(2,450)	(9,981)	(32,488)
Capitalized internal-use software	(12,034)	(12,052)	(15,319)
Proceeds from sale of a private company investment	1,001	999	15,453
Net cash used in investing activities	(128,086)	(21,034)	(32,354)
Cash flows from financing activities
Proceeds from initial public offering, net	—	232,509	—
Payments of deferred offering costs	—	(7,173)	—
Proceeds from stock option exercises	47,678	494	153
Proceeds from employee stock purchase plan	5,344	—	—
Employee payroll taxes paid for net share settlement of restricted stock units	—	(25,807)	(6,934)
Payments to repurchase common stock	—	(16)	(144)
Proceeds from term and revolving debt issuance	—	—	298,500
Repayment of debt	(2,200)	(104,050)	(298,883)
Payment of debt issuance costs and other	—	(482)	(1,666)
Proceeds from tenant improvement allowances under lease financing obligation	—	—	8,360
Net cash provided by (used in) financing activities	50,822	95,475	(614)
Effect of exchange rate changes on cash	(76)	(787)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(22,688)	119,026	12,058
Cash, cash equivalents and restricted cash at beginning of period	154,371	35,345	23,287
Cash, cash equivalents and restricted cash at end of period	$131,683	$154,371	$35,345
Supplemental cash flow data:
Interest paid for term debt	$13,502	$20,466	$19,864
Interest paid for financing obligation on leased facility	$—	$8,152	$2,038
Cash paid for operating leases	$13,777	$—	$—
Income taxes paid	$756	$535	$547
Non-cash investing and financing transactions:
Fair value of common stock issued as acquisition consideration	$36,204	$—	$—
Stock compensation included in capitalized software costs	$3,503	$2,609	$3,119
Accrued unpaid capital expenditures	$171	$322	$1,214
Lease liabilities arising from obtaining right-of-use assets	$7,937	$—	$—
Derecognized financing obligation related to building due to adoption of ASC 842	$92,009	$—	$—
Derecognized building due to adoption of ASC 842	$71,781	$—	$—

See accompanying Notes to Consolidated Financial Statements.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview and Basis of Presentation

Business

SVMK Inc. (the “Company”) is a leading global provider of survey software products and purpose-built solutions. The Company was incorporated in 2011 as a Delaware corporation and is the successor to operations originally begun in 1999. The Company’s headquarters are located in the United States and its international operations are primarily based in Ireland, Canada and the Netherlands.

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

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Information

The Company operates as a single operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews the Company’s operating results on a consolidated basis in order to make decisions about allocating resources and assessing performance for the entire company. The CODM uses one measure of profitability and does not segment the Company’s business for internal reporting. See Note 12 for additional information regarding the Company’s revenue and long-lived assets by geographic area.

Related Party Transactions

Certain members of the Company’s Board of Directors (“Board”) serve as board members, are executive officers of and/or (in some cases) are investors in companies that are customers and/or vendors of the Company. The Company recognized revenue from sales of its products to a substantial stockholder of $1.7 million, $1.7 million and $2.1 million during the years ended December 31, 2019, 2018 and 2017, respectively. Sales to a substantial stockholder represented less than 1.0% of the Company’s total revenue in each of the periods presented. The Company incurred related party expenses of $2.2 million, $1.5 million and $0.8 million during the years ended December 31, 2019, 2018 and 2017, respectively.

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

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records contract liabilities to deferred revenue when cash payments are received or due. Deferred revenue consists of the unearned portion of customer billings.

The Company recognized into revenue $101.1 million, $83.3 million and $76.4 million during the years ended December 31, 2019, 2018 and 2017, respectively, that was included in the deferred revenue balances at the beginning of each respective period.

As of December 31, 2019, future estimated revenue related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period was $160.7 million. The substantial majority of the unsatisfied performance obligations are non-cancelable and will be satisfied over the next twelve months.

Deferred Commissions

Certain commissions earned by the Company’s salesforce are considered to be incremental and recoverable costs of obtaining a contract with a customer. Such costs are deferred and amortized on a straight-line basis over their estimated period of benefit which is generally estimated as four years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortization of deferred commissions, included in sales and marketing expense line within the statements of operations was $2.7 million, $1.6 million and $1.0 million during the years ended December 31, 2019, 2018 and 2017 respectively. There was no impairment loss in relation to the deferred commissions for any period presented.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for all share-based payments to employees based on the grant-date fair value of the Company’s common stock estimated in accordance with the provisions of ASC 718, Compensation‑Stock Compensation. For time-based equity awards, stock-based compensation expense is recognized on a straight-line basis over the award’s requisite service period, which is generally four years for new hires and generally three years for subsequent grants to existing employees. For shares issuable under the Company’s 2018 employee stock purchase plan, as amended (“the ESPP”), stock-based compensation expense is recognized on a straight-line basis over the award’s requisite service period, which is an offering period. The Company recognizes excess tax benefits from stock-based compensation expense in earnings, which are substantially offset by a valuation allowance. The Company made a policy election to account for forfeitures as they occur. The Company determines the fair value of equity awards as follows:

Stock Options and ESPP: The Company estimates the fair values of its stock options and shares issuable under the ESPP using the Black-Scholes-Merton option-pricing model for stock options granted at-the-money and ESPP shares issuable and Lattice-Binomial option valuation model for out-of-the-money stock option grants. The aforementioned valuation models require the input of the following key assumptions:

•

Expected Term: As the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the Company determines the expected term based on the average period the stock options or shares issuable under the ESPP are expected to remain outstanding. For awards granted at the money, the expected term for stock options is generally calculated as the midpoint of the applicable vesting term and contractual expiration. For awards granted out-of-the-money, the expected term was the midpoint of the stock options vesting term and contractual expiration adjusted to also consider the estimated period for those options to become in-the-money. For shares issuable under the ESPP, the expected term is the applicable purchase periods within an offering period.

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

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Beginning in the second quarter of 2015, the Company granted performance-based restricted stock units (“Performance RSUs”) that vest upon the satisfaction of both a service condition and a Performance Vesting Condition. The Performance Vesting Condition occurred upon the effectiveness of the registration statement for the Company's IPO, which was September 25, 2018. As a result, the Company recognized the cumulative amount of unrecognized stock-based compensation expense of $89.9 million for services already rendered using the accelerated attribution method. As of December 31, 2019, the remaining unamortized stock-based compensation related to these awards was $6.2 million, which the Company expects to recognize on an accelerated basis over the remaining weighted-average requisite service periods of 1.1 years (see Note 7 for additional discussion).

Business Combinations

When the Company acquires a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require the Company to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users including related attrition rates, acquired developed technology including the estimated obsolescence of the technology, and trade names from a market participant perspective, future expected cash flows for operating expenses, useful lives and discount rates. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to non-operating (income) expense in the consolidated statements of operations.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

Long-lived assets with finite lives include property and equipment, capitalized internal-use software and acquisition intangible assets. Long-lived assets are depreciated or amortized over their estimated useful lives which are as follows:

Building	40 years
Computer equipment	2 to 5 years
Furniture, fixtures, and other assets	5 years
Leasehold improvements	Shorter of remaining lease term or 5 years
Purchased software	3 years
Capitalized internal-use software	3 years
Acquisition intangible assets: customer relationships	3 to 7 years
Acquisition intangible assets: trade name	5 to 10 years
Acquisition intangible assets: developed technology	3 to 8 years

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of depreciable or amortizable long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows do not exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. The Company did not recognize any impairment of long-lived assets during the years ended December 31, 2019 and December 31, 2017. As further discussed in Note 14 below, during the year ended December 31, 2018, the Company impaired $2.8 million of leasehold improvements. The Company believes that the carrying values of long-lived assets as of December 31, 2019 are recoverable.

Goodwill is not amortized but rather tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the carrying value of goodwill exceeds the implied fair value of the Company. The Company did not recognize any impairment of goodwill during each of the years ended December 31, 2019, 2018 and 2017.

Foreign Currencies

Where the functional currency of the Company’s foreign subsidiaries is the U.S. dollar, monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in other non-operating (income) expense, net in the statements of operations.

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

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in banks, primarily in checking accounts and such amounts may at times exceed the federally insured limits. Cash equivalents consist of short-term money market funds (for which the Company had none in any of the periods presented), which are managed by reputable financial institutions. For purposes of its customer concentration disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. No single customer accounted for more than 10% of revenue during each of the years ended December 31, 2019, 2018 and 2017. No customers accounted for more than 10% of accounts receivable, net as of December 31, 2019 and 2018, respectively.

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

Private Company Investments

The Company accounts for private company investments, without readily determinable fair values, either under the equity or the cost method. Investments through which the Company exercises significant influence but does not have control over the investee are accounted for under the equity method. Investments through which the Company is not able to exercise significant influence over the investee are measured and accounted for using an alternative measurement basis of a) the carrying value of a security at cost, b) less any impairment and c) plus or minus any qualifying observable price changes (with a same or similar security from the same issuer). These securities were previously accounted for using the cost method of accounting, measured at cost less other-than-temporary impairment. If an observable price change or impairment is recognized on the Company’s private company investments, such investments would then be classified as a Level 3 financial instrument within the fair value hierarchy based on the nature of the fair value inputs. The Company classifies private company investments as other assets on the consolidated balance sheets as those investments do not have stated contractual maturity dates. Any adjustments to the carrying value are recognized in other non-operating (income) expense, net in the consolidated statements of operations. As of December 31, 2019 and 2018, respectively, the carrying value of the Company’s private company investment at cost was $3.6 million. There were no impairments or observable price changes for the Company’s private company investment during the years ended December 31, 2019, 2018 and 2017, respectively.

Impairment of Investments

The Company periodically reviews its investments for impairment. If the Company concludes that any of these investments are impaired, the Company determines whether such impairment is other-than-temporary. Factors considered to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period and the Company’s intent to sell. For debt securities, the Company also considers whether (1) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and (2) the amortized cost basis cannot be recovered as a result of credit losses. If the investment is considered to be other-than-temporarily impaired, the Company will record the investment at fair value by recognizing an impairment within other non-operating (income) expense in the consolidated statements of operations and establishing a new carrying value for the investment.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

From time to time, the Company may use derivative financial instruments consisting of interest rate swaps to manage cash flow exposure under its credit facilities and accounts for such derivative financial instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities. The Company recognizes its derivative financial instruments as an asset or liability in the consolidated balance sheets at fair value, if material. The Company did not have any material amount of derivative financial instruments during each of the years ended December 31, 2019, 2018 and 2017, respectively.

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

Lease accounting subsequent to the adoption of ASC 842

Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current, and operating lease liabilities, non-current, in the consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating ROU assets and lease liabilities are recognized at the lease

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

inception date based on the present value of lease payments over the lease term discounted based on the more readily determinable of (i) the rate implicit in the lease or (ii) the Company’s incremental borrowing rate (which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease). Because the Company’s operating leases generally do not provide an implicit rate, an analysis of publicly traded debt securities of companies with credit and financial profiles similar to the Company’s is used to estimate the incremental borrowing rate. The Company’s operating lease terms have generally ranged between 1 year to 12 years and may include options to extend the lease term, generally at market rates. The Company’s ROU assets are measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives under the lease. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company does not allocate consideration between lease and non-lease components. Lease expense is recognized on a straight-line basis over the lease term.

For short-term leases, the Company records lease expense in its consolidated statements of operations on a straight-line basis over the lease term and records variable lease payments as incurred.

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

Subleases

The Company additionally had entered into subleases for unoccupied leased office space. To the extent there were losses associated with the sublease, they were recognized in the period the sublease is executed. Gains are recognized over the sublease term. Any sublease payments received in excess of the straight-line rent payments for the sublease were recorded in other non-operating (income) expense. The Company’s sublease agreements do not contain any variable payments, material residual value guarantees or material restrictive covenants.

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

Liability for Sabbatical Leave

The Company provides a sabbatical leave program to its employees whereby the Company’s full-time employees are eligible for four weeks of paid time-off after four years of continuous service. The Company accounts for sabbatical leaves in accordance with ASC 710, Compensated Absences. As of December 31, 2019, the accrued balance was $3.8 million ($1.7 million included in accrued compensation and $2.1 million in other non-current liabilities). As of December 31, 2018, the accrued balance was $4.4 million ($2.3 million included in accrued compensation and $2.1 million in other non-current liabilities).

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising and Promotion Costs

Expenses related to advertising, marketing and promotion of the Company’s product offerings are expensed as incurred. These costs mainly consist of search engine marketing related costs. The Company incurred $30.3 million, $25.7 million and $19.4 million during the years ended December 31, 2019, 2018 and 2017, respectively, which are included in sales and marketing expenses in the consolidated statements of operations.

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

Research and Development

Research and development costs primarily include personnel costs (including salaries, bonuses, stock-based compensation expense, other employee benefits and travel-related expenses), costs for third-party consultants, depreciation of equipment used in research and development activities and allocated overhead. Except for costs associated with the development of internal-use software that fall into the application development stage, research and development costs are expensed as incurred.

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

In connection with such plans, the Company may incur restructuring costs comprised of employee severance and associated termination costs related to the reduction of its workforce, losses on its non-cancelable lease contracts, and other contract termination costs. Costs associated with a restructuring plan are recognized and measured at fair value in the consolidated statements of operations in the period in which the liability is incurred. These restructuring initiatives may require the Company to make estimates in several areas including: (i) expenses for employee severance and other separation costs; (ii) realizable values of assets made redundant, obsolete, or excessive; and (iii) the ability to generate sublease income and to terminate lease obligations at the estimated amounts.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Non-Operating (Income) Expense

Other non-operating (income) expense, net consists primarily of interest income, net foreign currency exchange (gains) losses, gain on sale of private company investments, net realized gains and losses related to investments, and other. The components of other non-operating (income) expense recognized in the consolidated financial statements is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Interest Income	$(3,030)	$(1,161)	$(59)
Foreign currency (gains) losses, net	399	1,460	(85)
Gain on sale of a private company investment	(1,001)	(999)	(6,750)
Loss on debt modification / extinguishment	—	941	194
Other (income) expense, net	(330)	57	(910)
Other non-operating (income) expense, net	$(3,962)	$298	$(7,610)

In January 2017, the Company sold a private company investment of approximately $5.0 million that was accounted for using the cost method of accounting for consideration of $11.7 million. The Company recognized an initial gain upon sale of $6.8 million during the year ended December 31, 2017. Additionally, the Company is entitled to receive contingent consideration to be received over three years following the close of the transaction, subject to the private company meeting certain employee retention and financial targets. Subsequent earn-out amounts collected will be recorded as a gain when cash is received. In each of the years ended December 31, 2019 and 2018, the Company received its share of the first and second installments of the earn-out payments of $1.0 million, which was recognized as a gain on sale of a private company investment. In January 2020, the Company received its share of the final installment of the earn-out payment of $1.0 million.

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

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Pronouncements Recently Adopted

Leases: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02, as modified through other ASUs issued subsequent to ASU 2016-02, supersedes the guidance in ASC 840, Leases, and generally requires companies to recognize operating and financing lease liabilities and corresponding ROU assets on the balance sheet. ASC 842 was effective for public companies with fiscal years beginning after December 15, 2018 on a modified retrospective basis and early adoption is permitted. The Company adopted the requirements of ASC 842 as of January 1, 2019 including use of the modified retrospective transition method which allows for recognition of the cumulative-effect adjustments at the beginning of the adoption period and the election to use certain practical expedients and, therefore, did not reassess: (i) whether contractual arrangements that expired prior to the adoption date are, or contain leases, (ii) the classification of leases that expired prior to or existed as of the adoption date, or (iii) initial direct costs for leases that existed as of the adoption date. As such, the Company’s consolidated financial statements are presented pursuant to ASC 842 subsequent to January 1, 2019 and presented pursuant to ASC 840 prior to January 1, 2019. The adoption of ASC 842 resulted in the recognition of ROU assets of $63.1 million and operating lease liabilities of $92.8 million at the adoption date. The ROU asset and operating lease liabilities also include amounts related to the Company’s San Mateo building as the amounts previously recorded in its consolidated financial statements were derecognized on the ASC 842 adoption date. Additionally, lease payments related to the Company’s San Mateo building lease will be accounted for on a prospective basis as lease expense in the Company’s consolidated statements of operations. For periods prior to the adoption of ASC 842, periodic lease payments for the Company’s San Mateo building lease were primarily classified as interest expense in the consolidated statements of operations.

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

Accounting Pronouncements Not Yet Adopted

Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss impairment methodology in the current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade receivables and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. ASU 2016-13 is effective for public companies with fiscal years beginning after December 15, 2019, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company currently does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

Income Taxes: In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves consistent application and simplifies other areas of Topic 740 by clarifying and amending existing guidance. Early adoption is permitted, provided that the Company reflects any adjustments as of the beginning of the annual period that includes the interim period for which such early adoption occurs. Additionally, the Company must adopt all the amendments in the same period if early adoption is elected. ASU 2019-12 is effective for public companies with fiscal years beginning after December 15, 2020, unless early adopted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Cash and Cash Equivalents

As of December 31, 2019 and 2018, the following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows:

(in thousands)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$131,035	$153,807
Restricted cash (included in other assets)	648	564
Total cash, cash equivalents and restricted cash	$131,683	$154,371

Included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions of $1.6 million and $2.0 million as of December 31, 2019 and 2018, respectively.

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

As of December 31, 2019 and 2018, respectively, the Company did not have any financial instruments accounted for pursuant to ASC 820.

5. Property and Equipment

As of December 31, 2019 and 2018, property and equipment consisted of the following:

(in thousands)	December 31, 2019	December 31, 2018
Building	$—	$71,780
Computer equipment	23,155	21,448
Leasehold improvements	55,224	56,396
Furniture, fixtures, and other assets	11,411	10,566
Gross property and equipment	89,790	160,190
Less: Accumulated depreciation	(54,718)	(42,472)
Property and equipment, net	$35,072	$117,718

Depreciation expense was $17.5 million, $19.5 million and $15.9 million, during the years ended December 31, 2019, 2018 and 2017, respectively.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The acquisition qualified as a business combination and is accounted for accordingly. GetFeedback’s results of operations are included in the Company’s consolidated statements of operations beginning on the GetFeedback Acquisition Date. The purchase price allocation as of the GetFeedback Acquisition Date was based on a preliminary third-party valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available.

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

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The acquisition qualified as a business combination and is accounted for accordingly. Usabilla’s results of operations are included in the Company’s consolidated statements of operations since the Acquisition Date. The purchase price allocation as of the Acquisition Date was based on a preliminary third-party valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available.

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

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other acquisitions information

Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate.

The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the applicable acquisition date becomes available but does not exceed 12 months from the acquisition date. Additional information related to our acquisitions completed in fiscal 2019, such as that related to income tax and other contingencies, existing as of the acquisition date but unknown to the Company may become known during the remainder of the measurement period, which may result in a change in the amounts allocated to goodwill during the periods in which the adjustments are determined.

The Company has incurred incremental expenses related to the above acquisitions, for investment banker fees and fees to attorneys, accountants and other professional advisors of approximately $1.7 million, which are included in general and administrative expenses in the consolidated statements of operations for the year December 31, 2019.

Capitalized internal-use software

As of December 31, 2019 and 2018, capitalized internal-use software consisted of the following:

(in thousands)	December 31, 2019	December 31, 2018
Gross capitalized internal-use software	$61,130	$109,133
Less: Accumulated amortization	(27,974)	(75,853)
Capitalized internal use software, net	$33,156	$33,280

Amortization expense related to capitalized internal-use software was $15.6 million, $21.7 million and $21.1 million during the years ended December 31, 2019, 2018 and 2017, respectively, and is included in cost of revenue in the consolidated statements of operations.

The decrease in gross capitalized internal-use software is due to the removal of $63.5 million of fully amortized capitalized internal-use software during the fourth quarter of 2019, offset by current year additions.

Acquisition intangible assets, net

As of December 31, 2019 and 2018, intangible assets, net consisted of the following:

	December 31, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$25,594	$(9,712)	$15,882	$47,696	$(42,410)	$5,286
Trade name	2,711	(763)	1,948	6,072	(5,796)	276
Developed technology	27,547	(12,227)	15,320	22,007	(18,245)	3,762
Acquisition intangible assets, net	$55,852	$(22,702)	$33,150	$75,775	$(66,451)	$9,324

Amortization expense was $9.0 million, $4.3 million and $4.5 million during the years ended December 31, 2019, 2018 and 2017, respectively.

The decrease in gross acquisition intangible assets is due to the removal of $54.2 million of fully amortized acquisition intangible assets during the fourth quarter of 2019, offset by additions from current year acquisitions.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future amortization expense

As of December 31, 2019, future amortization expense by year is expected to be as follows:

(in thousands)	Capitalized internal-use software, net	Acquisition intangible assets, net
2020	$11,477	$12,534
2021	6,642	9,862
2022	2,655	4,995
2023	—	1,906
2024	—	1,664
Thereafter	—	2,189
Total amortization expense	$20,774	$33,150

Future capitalized internal-use software amortization excludes $12.4 million of costs which are currently in the development phase.

Goodwill

The changes in the carrying amount of goodwill, net were as follows (in thousands):

Balance as of December 31, 2017	$336,861
Balance as of December 31, 2018	336,861
Additions	125,981
Foreign currency translation	85
Balance as of December 31, 2019	$462,927

7. Stockholders’ Equity and Employee Benefit Plans

Common stock and preferred stock

Pursuant to the Company’s Fourth Amended and Restated Certificate of Incorporation, the Company stockholders authorized the issuance of up to 900,000,000 shares, consisting of 800,000,000 shares of common stock at par value of $0.00001 per share and 100,000,000 shares of preferred stock at par value $0.00001 per share.

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

Equity Incentive Plans

The Company sponsors the 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by stockholders on September 5, 2018. Under the 2018 Plan, the Board or a committee of the Board, may grant incentive and nonqualified stock options, stock appreciation rights, restricted or unrestricted stock awards, restricted stock units (“RSUs”), phantom stock, performance awards or other stock-based awards to employees, directors and other individuals providing services to the Company. The purpose of the 2018 Plan is to promote the long-term growth and profitability of the Company by (i) providing employees with incentives to improve stockholder value and to contribute to the growth and financial success of the Company through their future services, and (ii) enabling the Company to attract, retain and reward the best‑available persons. The options granted under the 2018 Plan, may be granted at a price not less than the fair market value on the grant date.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2018 Plan provides for annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of 12,500,000 shares, 5% of the outstanding shares on the last date of the preceding year, or a lower amount determined by the plan administrator. As of December 31, 2019, 7,648,165 shares of common stock remain available for grant under the 2018 Plan.

The following is a summary of restricted stock units for the respective periods:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2016	8,533,775	$12.89	3.3
Granted	2,936,437	$11.91
Vested, gross of shares withheld for employee payroll taxes	(1,443,302)	$13.52
Forfeited/canceled, including shares withheld for employee payroll taxes	(1,188,629)	$12.71
Unvested at December 31, 2017	8,838,281	$12.52	2.2
Granted	3,911,841	$13.26
Vested, gross of shares withheld for employee payroll taxes	(5,883,890)	$12.75
Forfeited/canceled, including shares withheld for employee payroll taxes	(1,114,186)	$12.65
Unvested at December 31, 2018	5,752,046	$12.77	1.2
Granted	6,270,720	$15.23
Vested	(3,660,767)	$12.99
Forfeited/canceled	(1,386,005)	$13.53
Unvested at December 31, 2019	6,975,994	$14.72	2.2

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock option activity for the respective periods:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2016	12,028,622	$14.53	$9,903	8.3
Granted	4,139,372	$16.03
Exercised	(35,352)	$4.35
Forfeited	(1,623,057)	$16.02
Expired	(700,516)	$14.77
Outstanding at December 31, 2017	13,809,069	$14.82	$9,292	7.8
Granted	5,735,643	$13.31
Exercised	(81,849)	$6.01
Forfeited	(832,591)	$15.01
Expired	(177,897)	$14.08
Outstanding at December 31, 2018	18,452,375	$14.39	$8,482	7.5
Granted	3,394,030	$14.17
Exercised	(3,733,401)	$12.77
Forfeited	(1,351,967)	$14.02
Expired	(948,109)	$15.84
Outstanding, vested and expected to vest at December 31, 2019	15,812,928	$14.67	$50,994	7.4
Vested and exercisable at December 31, 2019	9,976,540	$14.86	$30,028	6.6

The following is a summary of restricted stock awards for the respective periods:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2016	930,086	$14.38	1.6
Vested	(449,220)	$14.38
Unvested at December 31, 2017	480,866	$14.38	0.6
Vested	(480,866)	$14.38
Unvested at December 31, 2018	—	$—	0.0
Granted	299,798	$18.30
Unvested at December 31, 2019	299,798	$18.30	2.3

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Stock Options

Black-Scholes-Merton Option Valuation Model

Stock options granted during the years ended December 31, 2019 and 2018 were at-the-money and valued using the Black-Scholes-Merton Valuation Model. The fair value of the at-the-money stock options is being amortized on a straight-line basis over the requisite service period of the awards granted. The fair value of each at-the-money stock option was estimated on their grant dates using the following assumptions:

Year Ended December 31,
	2019	2018	2017
Expected life (in years)	5.2 to 6.1	5.8 to 6.1	n/a
Risk-free interest rate	1.5% - 2.5%	2.7% - 3.0%	n/a
Volatility	44% - 46%	43% - 60%	n/a
Dividend yield	—%	—%	n/a
Fair value of common stock	$12.35 to $18.41	$12.00 to $13.65	n/a

Lattice-Binomial Option Valuation Model

Stock options granted during the year ended December 31, 2017 were out-of-the-money and valued using the Lattice-Binomial Option Valuation Model which estimates fair value based on the assumed changes in prices for the option grants’ underlying asset over their contractual life. The fair value of the out-of-the-money stock options is being amortized on a straight-line basis over the requisite service period of the awards granted. The fair value of each out-of-the-money stock option was estimated on their grant dates using the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected life (in years)	n/a	n/a	5.7 to 6.1
Risk-free interest rate	n/a	n/a	2.3% - 2.4%
Volatility	n/a	n/a	50%
Dividend yield	n/a	n/a	—%
Fair value of common stock	n/a	n/a	$11.84 to $12.33

2018 Employee Stock Purchase Plan, As Amended

The Company sponsors the 2018 Employee Stock Purchase Plan, as amended (the “ESPP”), which was first approved by stockholders on September 5, 2018. The ESPP provides for annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of 5,346,888 shares, 1% of the outstanding shares on the last date of the preceding year, or a lower amount determined by the plan administrator.

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

During the year ended December 31, 2019, the Company’s employees purchased 505,546 shares of its common stock under the ESPP at a weighted average purchase price of $10.57 with proceeds of $5.3 million. As of December 31, 2019, 2,167,898 shares of common stock remain available for grant under the ESPP.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of ESPP purchase rights granted using the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected life (in years)	0.5 to 2.0	0.6 to 2.1	n/a
Risk-free interest rate	1.6% - 2.4%	2.4% - 2.9%	n/a
Volatility	40% - 45%	38% - 40%	n/a
Dividend yield	—%	—%	n/a
Fair value of common stock	$16.98 to $17.03	$12.89	n/a

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the consolidated financial statements is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cost of revenue	$3,658	$8,931	$2,503
Research and development	21,159	48,739	9,918
Sales and marketing	11,950	19,046	8,069
General and administrative	23,478	55,054	14,496
Stock-based compensation expense, net of amounts capitalized	60,245	131,770	34,986
Capitalized stock-based compensation expense	3,503	2,609	3,119
Stock-based compensation expense	$63,748	$134,379	$38,105

As of December 31, 2019, unamortized stock-based compensation was as follows:

	Unrecognized stock-based compensation (in thousands)	Weighted average vesting period (in years)
Restricted stock units (service-based)	$70,735	2.9
Restricted stock units (performance-based)(1)	6,162	1.1
Stock options	34,501	2.2
Restricted stock awards	4,115	2.3
ESPP	3,649	1.3
Total unrecognized stock-based compensation	$119,162

(1)

The Performance Vesting Condition occurred upon the effectiveness of the registration statement for the Company's IPO, which was September 25, 2018. The remaining unrecognized stock-based compensation expense is recognized on an accelerated basis over the weighted-average remaining requisite service period.

401(k) Plan

In the United States, the Company offers its employees a defined contribution plan that qualifies as a deferred salary arrangement under Section 401 of the U.S. Internal Revenue Code (“401(k) Plan”). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowed by the Internal Revenue Service. The Company currently provides a matching contribution of 25% of deferrals for eligible employees. Compensation expense for the Company's matching contributions was $3.0 million, $2.3 million and $1.8 million during the years ended December 31, 2019, 2018 and 2017, respectively.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Leases

The Company leases certain equipment and facilities under operating leases which expire at various dates through 2028. The Company’s operating lease costs (gross lease expense) was $12.8 million during the year ended December 31, 2019 and the Company’s short-term lease costs were nominal. The Company’s variable lease costs amounted to $6.6 million during the year ended December 31, 2019. The Company recognized sublease income (including reimbursed expenses) of $7.5 million during the year ended December 31, 2019.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of December 31, 2019, the weighted average remaining operating lease term was 8.43 years.

As of December 31, 2019, the weighted average discount rate used to estimate operating lease liabilities was 7.4%.

San Mateo Building

In July 2015, the Company entered into a lease agreement for office space in San Mateo, California with a lease term until December 2028 (“San Mateo facility”). The Company uses the San Mateo facility for corporate headquarter functions, as well as product and engineering, sales and marketing, and administrative operations. The space rented is for the total office space available in the building, which was in the process of being constructed at the time the lease agreement was executed. Prior to the adoption of ASC 842, because of the Company’s involvement during the construction period, the Company was considered for accounting purposes to be the owner of the construction project pursuant to ASC 840. Accordingly, the building under construction was accounted for as owned real estate and was capitalized in the Company’s consolidated balance sheets as property and equipment-building with a corresponding non-current financing obligation on leased facility. Construction was completed in 2016 and the Company capitalized $71.8 million of construction costs for the building (see Note 5 for additional information). Additionally, the Company incurred additional leasehold improvement costs of which $14.3 million was reimbursed by the landlord. As of December 31, 2018, the corresponding liability related to the construction costs incurred by the landlord totaled $92.0 million and is reflected in the consolidated balance sheets as financing obligations on leased facility. As discussed in Notes 1 and 2 above, the Company adopted the requirements of ASC 842 as of January 1, 2019 using the modified retrospective transition method through a cumulative-effect adjustment to the opening accumulated deficit balance at the adoption date. At adoption, the ROU asset and operating lease liabilities also include amounts related to the Company’s San Mateo building as the amounts previously recorded in its consolidated financial statements were derecognized.

As of December 31, 2019, maturities of operating lease liabilities and sublease income, by year are as follows:

(in thousands)	Operating Lease Payments	Sublease Income
2020	$14,803	$(2,846)
2021	14,282	(2,535)
2022	14,030	(336)
2023	13,501	—
2024	13,259	—
Thereafter	55,781	—
Gross lease payments (income)	$125,656	$(5,717)
Less: Imputed interest	34,173
Less: Tenant improvement receivables	434
Total operating lease liabilities	$91,049

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies

Non-Cancellable Purchase Commitments

The Company enters into commitments under non-cancellable purchase orders for the procurement of goods and services in the ordinary course of business. As of December 31, 2019, expected payments under such commitments are as follows (in thousands):

2020	$15,496
2021	5,183
2022	5,282
2023	5,072
2024	2,117
Thereafter	—
Total purchase commitments	$33,150

Letters of Credit

As of December 31, 2019, the Company had a standby letter of credit for $5.0 million which was issued in connection with the San Mateo facility.

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

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Debt

As of December 31, 2019 and 2018, the carrying values of debt were as follows:

			December 31, 2019		December 31, 2018
	Issuance date	Maturity date	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
2018 Refinancing Facility Agreement	October 2018	October 2025	$217,250	5.32% - 6.28%	$219,450	6.00% - 6.10%
Less: Unamortized issuance discount and issuance costs, net			1,734		2,035
Less: Debt, current			1,900		1,900
Debt, non-current			$213,616		$215,515

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

The Company records debt discounts and issuance costs as a reduction to the associated current and long-term portions of the debt in the consolidated balance sheets. The Company records debt discounts and issuance costs as a deferred asset when there is no associated debt liability. As of December 31, 2019, unamortized issuance discount and issuance costs of $0.4 million were included in prepaid expenses and other current assets and $1.0 million were included in other assets. As of December 31, 2018, unamortized issuance discount and issuance costs of $0.4 million were included in prepaid expenses and other current assets and $1.4 million were included in other assets. The Company amortizes these costs using the straight-line method which approximates the effective interest rate method over the life of the loan. The amounts amortized are included in interest expense in the accompanying consolidated statements of operations.

As of December 31, 2019, the Company has $70.0 million of borrowing available under the line of credit portion of the 2018 Credit Facility.

The Company’s obligations under the 2018 Credit Facility are guaranteed by certain of its subsidiaries and secured by liens on substantially all of the assets of the Company and such subsidiaries. The 2018 Credit Facility contains financial, affirmative and negative covenants that, if violated, may require the Company to pay down the loans earlier than the stated maturity dates with higher interest rates. As of December 31, 2019, the Company was compliant with all of its debt covenant requirements in the 2018 Credit Facility. The Company believes that it will continue to comply with the terms of the loan agreements through the stated maturity dates. However, if the

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s projections do not materialize, the Company may require additional equity or debt financing. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

Principal and interest payments are due quarterly. As of December 31, 2019, future minimum payment obligations of principal amounts due by year under the 2018 Credit Facility were as follows (in thousands):

2020	$2,200
2021	2,200
2022	2,200
2023	2,200
2024	2,200
Thereafter	206,250
Total principal outstanding	$217,250

11. Income Taxes

Loss from operations before income taxes is categorized geographically as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
United States	$(81,653)	$(152,045)	$(40,775)
Foreign	5,015	(2,547)	718
Total loss from operations before income taxes	$(76,638)	$(154,592)	$(40,057)

The provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Current income tax expense:
Federal	$14	$(70)	$(12)
State	10	48	23
Foreign	873	677	790
Total current income tax expense	897	655	801
Deferred income tax expense:
Federal	(1,087)	(483)	(16,141)
State	121	562	(248)
Foreign	(2,710)	(586)	(459)
Total deferred income tax benefit	(3,676)	(507)	(16,848)
Total provision for (benefit from) income taxes	$(2,779)	$148	$(16,047)

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company’s effective tax rate to the federal statutory rate is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Tax at federal statutory rate	$(16,094)	$(32,464)	$(14,020)
State income tax, net of federal tax benefit	(4,102)	(6,764)	(3,898)
Foreign tax rate differential	(2,651)	626	(493)
Stock-based compensation	1,885	2,378	2,645
Transition tax	—	—	2,261
Revaluation of deferred tax assets and liabilities	—	—	(10,259)
Research and development credits	(2,033)	(5,247)	(4,028)
Other	805	(106)	659
Change in valuation allowance	19,411	41,725	11,086
Total provision for (benefit from) income taxes	$(2,779)	$148	$(16,047)

As of December 31, 2019 and 2018, the tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating losses	$66,170	$41,419
Tax credits	26,254	23,359
Stock-based compensation	22,299	25,208
Accrued compensation and related expenses	3,513	4,061
Financing obligation- leased facility	—	29,842
Lease liabilities	31,355	—
Intangible assets	72,226	—
Other	2,003	463
Total deferred tax assets:	223,820	124,352
Valuation allowance	(174,921)	(81,127)
Total deferred tax assets, net of valuation allowance:	48,899	43,225
Deferred tax liabilities:
Depreciation and amortization	(8,708)	(26,844)
Goodwill	(23,047)	(19,307)
Right-of-use assets	(19,077)	—
Total deferred tax liabilities:	(50,832)	(46,151)
Total net deferred tax liabilities:	$(1,933)	$(2,926)

As of December 31, 2019, the Company had federal and state net operating losses of $238.7 million and $167.6 million, respectively. Unutilized federal and state net operating loss carryforwards will begin to expire in 2020.

As of December 31, 2019, the Company had federal research and development credits of $16.6 million which will begin to expire in 2032; state research and development credits of $13.4 million which will carryforward indefinitely; and foreign research and development credits of $1.1 million which will begin to expire in 2037.

Assessing the realizability of the Company’s deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company has evaluated the criteria for realization of deferred tax

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets and, as a result, has determined that certain deferred tax assets are not realizable on a more likely than not basis. Accordingly, the Company recorded a valuation allowance of $174.9 million as of December 31, 2019. The valuation allowance increased by $93.7 million and increased by $46.5 million during the years ended December 31, 2019 and 2018, respectively.

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

No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time, mandatory transition tax, or additional outside basis difference of $7.4 million, as these amounts continue to be indefinitely reinvested in foreign operations.

The Company recorded cumulative unrecognized tax benefits pursuant to ASC 740-10 in the amount of $4.9 million, $3.4 million and $1.5 million during the years ended December 31, 2019, 2018 and 2017, respectively.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued for interest and penalties were not significant as of December 31, 2019 and 2018, respectively or during years ended December 31, 2019, 2018 and 2017, respectively. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS appealed the Tax Court decision in June 2016. On July 24, 2018, the Ninth Circuit Federal Court issued a decision that was subsequently withdrawn and a reconstituted panel conferred on the appeal. On June 7, 2019, the Ninth Circuit Federal Court panel upheld the cost-sharing regulations.  On July 22, 2019, Intel Corporation, who acquired Altera Corp., filed a request for rehearing of the case by the entire Ninth Circuit Federal Court which was denied on November 11, 2019 and finally on February 10, 2020, Intel Corporation filed a petition with the United States Supreme Court. Due to the continuing uncertainty surrounding the status of the cost-sharing regulations, questions related to the scope of potential benefits or obligations, and the prospect of a Supreme Court ruling, the Company has not recorded any benefit or expense as of December 31, 2019.  The Company continues to monitor ongoing developments and potential impacts to its consolidated financial statements.

Changes in balances during 2019 and 2018 and ending balances as of December 31, 2019 and 2018 in gross unrecognized tax benefits were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Beginning balances	$3,351	$1,486
Increases related to tax positions taken during a prior year	156	584
Increases related to tax positions taken during the current year	1,398	1,351
Decreases related to tax positions taken during a prior year	—	(70)
Decreases related to tax settlements with taxing authorities	—	—
Ending balances	$4,905	$3,351

The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. None of the unrecognized tax benefits, if recognized, would affect the effective tax rate.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files income tax returns in the U.S. federal, state, and certain foreign jurisdictions. The Company’s U.S federal income tax return years 2015 through 2019 remain open to examination. The Company’s respective state and foreign income tax return years 2012 to 2019 remain open to examination. There are no income tax audits currently in progress.

12. Geographical Information

Revenue by geography is generally based on the billing address of the customer. For purposes of its geographic revenue disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. The following table sets forth the percentage of revenue by geographic area:

	Year Ended December 31,
	2019	2018	2017
United States	65%	64%	65%
Rest of world	35%	36%	35%

No other country outside of the United States comprised 10% or greater of the Company’s revenue for each of the years ended December 31, 2019, 2018 and 2017.

As of December 31, 2019 and 2018, the following table summarizes the percentage of the Company’s long-lived assets by geographic area:

	Property and equipment, net		Operating Lease ROU assets		Acquisition intangibles, net
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
United States	83%	94%	92%	n/a	64%	82%
Canada	13%	5%	2%	n/a	*	*
Ireland	*	*	3%	n/a	2%	18%
Netherlands	2%	—%	3%	n/a	32%	—%
Rest of world	2%	1%	*	n/a	2%	—%

*	less than 1%

Upon adoption of ASC 842 on January 1, 2019, the Company recognized operating lease right-of-use assets in its consolidated balance sheets (see Notes 2 and 8 for additional information).

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Numerator:
Net loss	$(73,859)	$(154,740)	$(24,010)
Denominator:
Weighted-average shares outstanding - basic and diluted	131,568	107,900	100,244
Net loss per common share - basic and diluted:	$(0.56)	$(1.43)	$(0.24)

The Company was in a loss position for the periods presented. Accordingly, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dilutive. Prior to application of the treasury stock method, share equivalents (comprising stock options, restricted stock units (including those that are performance-based), shares issuable under the ESPP, and restricted stock awards) excluded from the calculations of diluted net loss per share were 23.8 million, 25.2 million and 23.1 million during the years ended December 31, 2019, 2018 and 2017, respectively.

14. Restructuring Costs

November 2017 Restructuring Plan

In November 2017, the Company implemented a restructuring plan (“November 2017 Plan”) to reduce its sales and marketing headcount and centralize its sales function in its San Mateo, CA headquarters. The total restructuring costs associated with the November 2017 Plan was $5.1 million and was primarily lease termination costs and employee severance, of which $0.1 million was reversed during the year ended December 31, 2019, $3.5 million was recognized during the year ended December 31, 2018 and $1.7 million was recognized during the year ended December 31, 2017. The restructuring costs incurred during the year ended December 31, 2018 were primarily due to the changes in estimated contract termination costs resulting from lower estimated sublease cash payments, and related leasehold impairment costs as the Company estimated that the leasehold improvements at the vacated facility would not be recoverable from the estimated sublease cash flows. The restructuring costs incurred during the year ended December 31, 2019 were primarily due to the changes in estimated contract termination costs.

The November 2017 Plan was subject to applicable laws and consultation processes, as a part of the Company’s strategic plan to focus on its core product and improve efficiencies. In connection with these actions, the Company incurred the following pre-tax costs:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Employee severance	$—	$73	$498
Contract termination and other costs	(66)	631	1,287
Impairment of property and equipment	—	2,821	—
Total restructuring costs	$(66)	$3,525	$1,785

As of December 31, 2018, $0.6 million and $0.3 million were recorded in accrued expenses and other current liabilities and other non-current liabilities, respectively. Upon adoption of ASC 842 on January 1, 2019, amounts previously accrued in restructuring for operating leases were derecognized as they are included in ROU assets in the consolidated balance sheets (see Note 8 for additional information). As of December 31, 2019, the remaining amount of accrued restructuring for contract termination costs was paid.

15. Subsequent Events

Increase of share reserves under equity incentive plans

On January 1, 2020, the number of authorized shares of common stock that may be issued under the 2018 Plan and 2018 ESPP increased by 6,802,705 shares and 1,360,541 shares, respectively, pursuant to the automatic share increase provisions of the plans.

2020 stock-based awards activity

In February 2020, the Company granted 3,504,514 restricted stock units and 2,120,230 stock options to its employees, substantially all of which were issued as a part of the Company’s annual stock-based award process. The stock options and restricted stock units granted have vesting restrictions, valuations and contractual lives of a similar nature to those described in Note 7 above. The stock option and restricted stock unit grants result in gross stock-based compensation of $84.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the 2013 framework. Based on our assessment under the 2013 framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred while integrating the acquired operations. Management’s evaluation of internal control over financial reporting excluded the internal control activities of Usabilla Holding B.V. and GFB Holdings, Inc., which are included in the December 31, 2019 consolidated financial statements of SVMK Inc. and constituted less than less than 5% of revenues for the year ended December 31, 2019 and less than 1% of total assets as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its audit report, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended December 31, 2019 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 and is incorporated herein by reference.

Item 11.Executive Compensation

The information required by this item will be set forth in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services

The information required by this item will be set forth in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 and is incorporated herein by reference.

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

Item 16.Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-38664	3.1	February 26, 2019
3.2	Third Amended and Restated Bylaws of the Registrant.	S-1	333-227099	3.4	August 29, 2018
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-227099	4.1	September 13, 2018
4.2	Description of Registrant’s Securities.
10.1+	Form of Indemnification Agreement between the Registrant or SurveyMonkey Inc. and each of its directors and officers.	S-1	333-227099	10.1	August 29, 2018
10.2+	SVMK Inc. 2018 Equity Incentive Plan and related form agreements.	S-1	333-227099	10.2	August 29, 2018
10.3+	SVMK Inc. 2018 Employee Stock Purchase Plan (as amended on August 22, 2019) and related form agreements.	10-Q	001-38664	10.1	November 7, 2019
10.4+	Confirmatory Employment Letter between the Registrant and Alexander J. Lurie, dated as of September 10, 2018.	S-1/A	333-227099	10.9	September 13, 2018
10.5+	Confirmatory Employment Letter between the Registrant and Lora D. Blum, dated as of September 10, 2018.	S-1/A	333-227099	10.10	September 13, 2018
10.6+	Confirmatory Employment Letter between the Registrant and Rebecca Cantieri, dated as of September 10, 2018.	S-1/A	333-227099	10.11	September 13, 2018
10.7+	Confirmatory Employment Letter between the Registrant and Thomas E. Hale, dated as of September 10, 2018.	S-1/A	333-227099	10.12	September 13, 2018
10.8+	Confirmatory Employment Letter between the Registrant and Timothy J. Maly, dated as of September 10, 2018.	S-1/A	333-227099	10.13	September 13, 2018
10.9+	Confirmatory Employment Letter between the Registrant and John S. Schoenstein, dated as of September 10, 2018.	S-1/A	333-227099	10.14	September 13, 2018
10.10+	Offer Letter by and between the Registrant and Deborah L. Clifford, dated as of May 23, 2019.	10-Q	001-38664	10.1	August 6, 2019
10.11+	Form of Change in Control and Severance Agreements between the Registrant and each of its officers.	S-1/A	333-227099	10.19	September 13, 2018
10.12+	SVMK Inc. Outside Director Compensation Policy (as amended on August 22, 2019).	10-Q	001-38664	10.2	November 7, 2019
10.13+	SVMK Inc. Executive Incentive Compensation Plan.	S-1	333-227099	10.21	August 29, 2018
10.14	Refinancing Facility Agreement, dated as of October 10, 2018, by and among SurveyMonkey Inc., as borrower, SVMK Inc., as guarantor, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	001-38664	10.1	October 12, 2018

10.15	Second Amended and Restated Credit Agreement, dated as of October 10, 2018, by and among SurveyMonkey Inc., as borrower, SVMK Inc., as guarantor, the lenders party thereto and JPMorgan Chase Bank, N.A.	8-K	001-38664	10.2	October 12, 2018
21.1	List of subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in signature page).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates management contract or compensatory plan.
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

SVMK Inc.

Date: February 27, 2020	By:	/s/ Deborah L. Clifford
Deborah L. Clifford
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexander J. Lurie, Deborah L. Clifford and Lora D. Blum, jointly and each one of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to this Annual Report on Form 10-K (including any amendments), and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Alexander J. Lurie	Chief Executive Officer and Director	February 27, 2020
ALEXANDER J. LURIE	(Principal Executive Officer)

/s/ Deborah L. Clifford	Chief Financial Officer	February 27, 2020
DEBORAH L. CLIFFORD	(Principal Financial Officer)

/s/ Dharti Patel	Chief Accounting Officer and Controller	February 27, 2020
DHARTI PATEL	(Principal Accounting Officer)

/s/ David A. Ebersman	Chair of the Board of Directors	February 27, 2020
DAVID A. EBERSMAN

/s/ Susan L. Decker	Director	February 27, 2020
SUSAN L. DECKER

/s/ Dana L. Evan	Director	February 27, 2020
DANA L. EVAN

/s/ Ryan Finley	Director	February 27, 2020
RYAN FINLEY

/s/ Erika H. James	Director	February 27, 2020
ERIKA H. JAMES

/s/ Sheryl K. Sandberg	Director	February 27, 2020
SHERYL K. SANDBERG

/s/ Brad D. Smith	Director	February 27, 2020
BRAD D. SMITH

/s/ Benjamin C. Spero	Director	February 27, 2020
BENJAMIN C. SPERO

/s/ Serena J. Williams	Director	February 27, 2020
SERENA J. WILLIAMS