Form 10-Q
period 2020-03-31
SVMK Inc.
filed 2020-05-08
CIK 1739936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares of registrant’s common stock outstanding as of May 1, 2020 was: 138,069,849.

SVMK Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2020

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract new users or convert registered users to paying users;
•	our ability to retain paying users;
•	our ability to convert organizations to SurveyMonkey Enterprise customers;
•	our ability to maintain and improve our products, including our enterprise-grade product offering through our recent acquisitions;
•	our ability to upsell and cross-sell within our existing customer and user base;
•	our future financial performance, including trends in revenue, costs of revenue, gross profit or gross margin, operating expenses, capital expenditures and paying users;
•	possible harm caused by significant disruption of service or loss or unauthorized access to users’ data;
•	our expectations regarding the potential impacts on our business of the outbreak of the novel coronavirus (COVID-19);
•	our ability to prevent serious errors or defects in our products;
•	our ability to respond to rapid technological changes;
•	our ability to compete successfully;
•	our ability to protect our brand;
•	the demand for our survey platform or for survey software solutions in general;
•	our expectations and management of future growth;
•	our ability to accelerate growth with the introduction and scaling of a significant outbound salesforce;
•	our ability to attract large organizations as users;
•	our ability to attract and retain key personnel and highly qualified personnel;
•	our ability to manage our international expansion;
•	our ability to obtain adequate commercial space as our workforce grows;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to effectively integrate our products and solutions with others;
•	our ability to achieve or maintain profitability;
•	our ability to manage our outstanding indebtedness;
•	our ability to successfully identify, acquire and integrate companies and assets;
•	our ability to offer high-quality customer support; and

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SVMK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except par value)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$144,621	$131,035
Accounts receivable, net of allowance of $369 and $162	19,147	17,795
Deferred commissions, current	3,359	3,078
Prepaid expenses and other current assets	10,300	9,382
Total current assets	177,427	161,290
Property and equipment, net	31,204	35,072
Operating lease right-of-use assets	59,983	63,904
Capitalized internal-use software, net	32,901	33,156
Acquisition intangible assets, net	29,565	33,150
Goodwill	461,395	462,927
Deferred commissions, non-current	5,828	5,384
Other assets	8,779	9,376
Total assets	$807,082	$804,259
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,912	$2,677
Accrued expenses and other current liabilities	16,216	16,077
Accrued compensation	13,428	24,031
Deferred revenue, current	150,986	139,990
Operating lease liabilities, current	7,582	8,381
Debt, current	1,900	1,900
Total current liabilities	196,024	193,056
Deferred revenue, non-current	1,032	1,015
Deferred tax liabilities	4,961	4,870
Debt, non-current	213,141	213,616
Operating lease liabilities, non-current	78,795	82,668
Other non-current liabilities	5,738	7,050
Total liabilities	499,691	502,275
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock ($0.00001 par value; 100,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.00001 par value; 800,000 shares authorized; 138,070 and 136,054 shares issued and outstanding)	1	1
Additional paid-in capital	737,236	705,143
Accumulated other comprehensive loss	(2,880)	(444)
Accumulated deficit	(426,966)	(402,716)
Total stockholders’ equity	307,391	301,984
Total liabilities and stockholders’ equity	$807,082	$804,259

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Revenue	$88,265	$68,641
Cost of revenue(1)(2)	19,944	17,530
Gross profit	68,321	51,111
Operating expenses:
Research and development(1)	26,557	20,806
Sales and marketing (1)(2)	42,091	26,050
General and administrative(1)	21,932	20,556
Restructuring	—	(66)
Total operating expenses	90,580	67,346
Loss from operations	(22,259)	(16,235)
Interest expense	3,086	3,659
Other non-operating (income) expense, net	(1,236)	(1,979)
Loss before income taxes	(24,109)	(17,915)
Provision for (benefit from) income taxes	141	(138)
Net loss	$(24,250)	$(17,777)
Net loss per share, basic and diluted	$(0.18)	$(0.14)
Weighted-average shares used in computing basic and diluted net loss per share	136,911	126,786

(1)	Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cost of revenue	$960	$1,096
Research and development	6,457	4,766
Sales and marketing	4,343	2,780
General and administrative	5,742	6,469
Stock-based compensation, net of amounts capitalized	$17,502	$15,111

(2)	Includes amortization of acquisition intangible assets as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cost of revenue	$2,010	$488
Sales and marketing	1,358	537
Amortization of acquisition intangible assets	$3,368	$1,025

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net loss	$(24,250)	$(17,777)
Other comprehensive loss:
Foreign currency translation losses(1)	(2,436)	(19)
Total other comprehensive loss(1)	(2,436)	(19)
Total comprehensive loss	$(26,686)	$(17,796)

(1)	Net of tax effect which was not material.

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2020

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2019	136,054	$1	$705,143	$(444)	$(402,716)	$301,984
Common stock issued upon vesting of restricted stock units	945	—	—	—	—	—
Common stock issued upon stock option exercise	1,071	—	13,815	—	—	13,815
Stock-based compensation expense	—	—	18,278	—	—	18,278
Comprehensive loss	—	—	—	(2,436)	—	(2,436)
Net loss	—	—	—	—	(24,250)	(24,250)
March 31, 2020	138,070	$1	$737,236	$(2,880)	$(426,966)	$307,391

For the three months ended March 31, 2019

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2018	125,818	$1	$551,937	$(287)	$(332,268)	$219,383
Cumulative-effect adjustment upon adoption of ASC 842	—	—	—	—	2,693	2,693
Common stock issued upon vesting of restricted stock units	898	—	—	—	—	—
Common stock issued upon stock option exercise	1,328	—	14,419	—	—	14,419
Stock-based compensation expense	—	—	16,064	—	—	16,064
Comprehensive loss	—	—	—	(19)	—	(19)
Other	16	—	232	—	—	232
Net loss	—	—	—	—	(17,777)	(17,777)
March 31, 2019	128,060	$1	$582,652	$(306)	$(347,352)	$234,995

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(24,250)	$(17,777)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,288	9,730
Non-cash leases expense	3,423	3,051
Stock-based compensation expense, net of amounts capitalized	17,502	15,111
Deferred income taxes	97	95
Gain on sale of a private company investment	(1,001)	(1,001)
Other	317	(154)
Changes in assets and liabilities:
Accounts receivable	(1,532)	163
Prepaid expenses and other assets	(2,208)	(2,184)
Accounts payable and accrued liabilities	2,647	2,991
Accrued compensation	(10,452)	(8,359)
Deferred revenue	11,229	9,575
Operating lease liabilities	(3,827)	(3,438)
Net cash provided by operating activities	4,233	7,803
Cash flows from investing activities
Purchases of property and equipment	(406)	(581)
Capitalized internal-use software	(2,946)	(3,150)
Proceeds from sale of a private company investment	1,001	1,001
Net cash used in investing activities	(2,351)	(2,730)
Cash flows from financing activities
Proceeds from stock option exercises	13,815	7,640
Repayment of debt	(550)	(550)
Net cash provided by financing activities	13,265	7,090
Effect of exchange rate changes on cash	(1,267)	(44)
Net increase in cash, cash equivalents and restricted cash	13,880	12,119
Cash, cash equivalents and restricted cash at beginning of period	131,683	154,371
Cash, cash equivalents and restricted cash at end of period	$145,563	$166,490
Supplemental cash flow data:
Interest paid for term debt	$2,967	$3,423
Income taxes paid	$3	$247
Non-cash investing and financing transactions:
Stock compensation included in capitalized software costs	$776	$953
Accrued unpaid capital expenditures	$204	$517
Proceeds receivable from stock option exercises	$—	$6,779
Derecognized financing obligation related to building due to adoption of ASC 842	$—	$92,009
Derecognized building due to adoption of ASC 842	$—	$71,781

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

Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of March 31, 2020, the statements of operations, comprehensive loss and stockholders’ equity for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019 are unaudited. Such condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These condensed consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain other prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect our results of operations or operating, investing and financing cash flows.

These condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2020, the results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual periods.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form-10K filed with the SEC on February 27, 2020.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods covered by the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates due to a variety of factors, including the unforeseen effects of the COVID-19 pandemic on the Company’s business and financial results. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. The Company’s most significant estimates and judgments involve valuation of deferred income tax assets, valuation of acquired goodwill and intangibles from acquisitions, tax contingencies, legal contingencies and incremental borrowing rate for operating leases.

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

Related Party Transactions

Certain members of the Company’s Board of Directors (“Board”) serve as board members, are executive officers of and/or (in some cases) are investors in companies that are customers and/or vendors of the Company. The

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Company incurred related party expenses of $1.0 million and $0.3 million during the three months ended March 31, 2020 and 2019, respectively.

2. Summary of Significant Accounting Policies

There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2019. On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses with no material impact.

Revenue Recognition and Deferred Revenue

The Company generates substantially all of its revenue from the sale of subscriptions to its survey software products including subscriptions to its purpose-built solutions. The revenue the Company generates from one purpose-built solution that is delivered and recognized at a point in time is not significant.

The Company recognized into revenue $61.9 million and $45.1 million during the three months ended March 31, 2020 and 2019, respectively, that was included in the deferred revenue balances at the beginning of each respective period.

As of March 31, 2020, future estimated revenue related to non-cancelable performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period was $169.1 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Accounts Receivable

Accounts receivable are presented at amortized cost net of amounts not expected to be collected.

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

The Company records an allowance for credit losses based upon its assessment of various factors including the Company’s a) historical experience (including historical bad debt expense trends), the age of a customers’ accounts receivable balance, and a customers’ credit quality, b) expected losses over the remaining estimated contractual life of the receivable and c) other reasonable and supportable factors pertaining to a customers’ ability to pay (including consideration of current economic conditions). Amounts deemed uncollectible and expected credit losses are recorded to the allowance for doubtful accounts with an offsetting charge in the condensed consolidated statements of operations. The Company evaluated its allowance for credit losses using its consolidated gross accounts receivable balance as a single portfolio segment. For the three months ended March 31, 2020 and 2019, respectively, bad debt expense recognized in the condensed consolidated statement of operations was nominal.

Other Non-Operating (Income) Expense

Other non-operating (income) expense, net consists primarily of interest income, net foreign currency exchange (gains) losses, gain on sale of private company investments, net realized gains and losses related to investments, and other. The components of other non-operating (income) expense recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Interest Income	$(407)	$(938)
Foreign currency (gains) losses, net	179	18
Gain on sale of a private company investment	(1,001)	(1,001)
Other (income) expense, net	(7)	(58)
Other non-operating (income) expense, net	$(1,236)	$(1,979)

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In January 2017, the Company sold a private company investment that was accounted for using the cost method of accounting. The Company recognized an initial gain upon sale and was additionally entitled to receive contingent consideration to be received over three years following the close of the transaction. In each of the three months ended March 31, 2020 and 2019, the Company received cash of $1.0 million, representing its share of the respective second and final installments of the earn-out payment, each of which was recognized as a gain on sale of a private company investment.

Accounting Pronouncements Recently Adopted

Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss impairment methodology in the current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade receivables and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. ASU 2016-13 is effective for public companies with fiscal years beginning after December 15, 2019, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company adopted ASU 2016-13, including applicable amendments in other ASUs issued subsequent to ASU 2016-13, with no material impact upon adoption.

Accounting Pronouncements Not Yet Adopted

Income Taxes: In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves consistent application and simplifies other areas of Topic 740 by clarifying and amending existing guidance. Early adoption is permitted, provided that the Company reflects any adjustments as of the beginning of the annual period that includes the interim period for which such early adoption occurs. Additionally, the Company must adopt all the amendments in the same period if early adoption is elected. ASU 2019-12 is effective for public companies with fiscal years beginning after December 15, 2020, unless early adopted. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.

Reference Rate Reform: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its condensed consolidated financial statements and related disclosures.

3. Cash and Cash Equivalents

As of March 31, 2020 and December 31, 2019, the following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$144,621	$131,035
Restricted cash included in prepaid expenses and other current assets	898	578
Restricted cash included in other assets	44	70
Total cash, cash equivalents and restricted cash	$145,563	$131,683

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions of $3.2 million and $1.6 million as of March 31, 2020 and December 31, 2019, respectively.

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

The carrying amounts of the Company’s financial instruments, which generally include cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the fair value of the Company’s debt was approximately $178.8 million as of March 31, 2020 and was approximate to its carrying value as of December 31, 2019.

As of March 31, 2020 and December 31, 2019, respectively, the Company did not have any financial instruments accounted for pursuant to ASC 820.

5. Property and Equipment

As of March 31, 2020 and December 31, 2019, property and equipment consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Computer equipment	$23,152	$23,155
Leasehold improvements	55,616	55,224
Furniture, fixtures, and other assets	11,475	11,411
Gross property and equipment	90,243	89,790
Less: Accumulated depreciation	(59,039)	(54,718)
Property and equipment, net	$31,204	$35,072

Depreciation expense was $4.4 million and $4.3 million during the three months ended March 31, 2020 and 2019, respectively.

6. Acquisitions, Intangible Assets and Goodwill

GetFeedback Acquisition

On September 3, 2019, the Company acquired 100% of the outstanding shares of GFB Holdings, Inc. (“GetFeedback”), including its wholly-owned subsidiary GetFeedback, Inc., a customer experience management company that offers purpose-built solutions to its customers and understands and improves customer experience through the creation of customized branded surveys.

The Company paid approximately $68.3 million for the acquisition, which consisted of (i) cash consideration of approximately $61.5 million (net of cash acquired of approximately $0.7 million) and (ii) 376,333 shares of the Company’s common stock with a fair value of $16.24 per share on the acquisition date.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Based on their estimated fair values, the Company recorded $3.3 million of net tangible liabilities, $17.7 million of identifiable intangible assets (primarily customer relationships and developed technology) and $53.9 million of goodwill.

Usabilla Acquisition

On April 1, 2019, the Company acquired 100% of Usabilla Holding B.V. (“Usabilla”), a voice of customer technology company headquartered in the Netherlands that offers its customers products to help improve their customers’ online experience by generating and processing user feedback via targeted surveys on websites, in mobile apps and by email.

The Company paid approximately $84.3 million for the acquisition, which consisted of (i) cash consideration of approximately $53.1 million (net of cash acquired of approximately $1.1 million) and (ii) 1,644,413 shares of the Company’s common stock with a fair value of $18.30 per share on the acquisition date. Additional consideration of 299,798 shares of the Company’s common stock was issued to certain employees of Usabilla and was not included in the purchase price. This additional consideration will be recognized as post-acquisition compensation expense over the related requisite service period of three years.

Based on their estimated fair values, the Company recorded $2.9 million of net tangible liabilities, $15.1 million of identifiable intangible assets (primarily developed technology) and $72.1 million of goodwill.

Other Acquisitions Information

Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate.

The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the applicable acquisition date becomes available but does not exceed 12 months from the acquisition date. As of March 31, 2020, the measurement period has closed for the acquisition of Usabilla. Additional information related to the acquisition of GetFeedback, such as that related to income tax and other contingencies, existing as of the acquisition date but unknown to the Company may become known during the remainder of the measurement period, which may result in a change in the amounts allocated to goodwill during the periods in which the adjustments are determined.

The Company has incurred incremental expenses related to the above acquisitions of $1.0 million for the Usabilla acquisition and $0.7 million for the GetFeedback acquisition, which were included in general and administrative expenses in the condensed consolidated statements of operations for the three months ended June 30, 2019 and September 30, 2019, respectively.

Balance Sheet and Statement of Operations Details

Capitalized internal-use software

As of March 31, 2020 and December 31, 2019, capitalized internal-use software consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Gross capitalized internal-use software	$64,512	$61,130
Less: Accumulated amortization	(31,611)	(27,974)
Capitalized internal use software, net	$32,901	$33,156

Amortization expense related to capitalized internal-use software was $3.6 million and $3.7 million during the three months ended March 31, 2020 and 2019, respectively, and is included in cost of revenue in the condensed consolidated statements of operations.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Acquisition intangible assets, net

As of March 31, 2020 and December 31, 2019, intangible assets, net consisted of the following:

	March 31, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$25,530	$(10,932)	$14,598	$25,594	$(9,712)	$15,882
Trade name	2,688	(879)	1,809	2,711	(763)	1,948
Developed technology	27,335	(14,177)	13,158	27,547	(12,227)	15,320
Acquisition intangible assets, net	$55,553	$(25,988)	$29,565	$55,852	$(22,702)	$33,150

Amortization expense was $3.4 million and $1.0 million during the three months ended March 31, 2020 and 2019, respectively.

Future amortization expense

As of March 31, 2020, future amortization expense by year is expected to be as follows (in thousands):

(in thousands)	Capitalized internal-use software, net	Acquisition intangible assets, net
Remainder of 2020	$8,419	$9,080
2021	7,220	9,765
2022	3,234	4,967
2023	—	1,901
2024	—	1,663
Thereafter	—	2,189
Total amortization expense	$18,873	$29,565

Future capitalized internal-use software amortization excludes $14.0 million of costs which are currently in the development phase.

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of December 31, 2019	$462,927
Foreign currency translation	(1,532)
Balance as of March 31, 2020	$461,395

7. Employee Benefit Plans

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Board, or a committee of the Board, has granted options with an exercise price at or which approximates the fair value on the grant date. Grants of time-based awards generally vest over a four-year period for new hires and over a three-year period for subsequent grants to existing employees. Options expire as determined by the Board, or committee of the Board, but not more than ten years after the date of the grant.

The 2018 Plan provides for annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of (i) 12,500,000 shares, (ii) 5% of the outstanding shares on the last date of the preceding year, and (iii) a lower amount determined by the plan administrator. As of March 31, 2020, 15,422,781 shares of common stock remain available for grant under the 2018 Plan.

The following is a summary of restricted stock units for the current year period:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2019	6,975,994	$14.72	2.2
Granted	3,504,514	$18.06
Vested	(945,327)	$13.24
Forfeited/cancelled	(224,835)	$15.14
Unvested at March 31, 2020	9,310,346	$16.11	2.5

The following is a summary of stock option activity for the current year period:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2019	15,812,928	$14.67	$50,994	7.4
Granted	2,120,230	$21.32
Exercised	(1,070,424)	$12.91
Forfeited	(68,482)	$13.38
Expired	(12,431)	$14.47
Outstanding, vested and expected to vest at March 31, 2020	16,781,821	$15.63	$5,307	7.5
Vested and exercisable at March 31, 2020	9,755,201	$15.02	$3,349	6.5

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following is a summary of restricted stock awards for the current year period:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2019	299,798	$18.30	2.3
Unvested at March 31, 2020	299,798	$18.30	2.0

Fair Value of Stock Options

The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted using the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Expected life (in years)	5.8	5.9
Risk-free interest rate	1.4%	2.5%
Volatility	48%	46%
Dividend yield	—%	—%
Fair value of common stock	$21.32	$12.35

2018 Employee Stock Purchase Plan, As Amended

The Company sponsors the 2018 Employee Stock Purchase Plan, as amended (the “ESPP”), which was first approved by stockholders on September 5, 2018. The ESPP provides for annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of (i) 5,346,888 shares, (ii) 1% of the outstanding shares on the last date of the preceding year, and (iii) a lower amount determined by the plan administrator.

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

As of March 31, 2020, 4,786,617 shares of common stock remain available for issuance under the ESPP.

 Stock-Based Compensation Expense

Stock-based compensation expense recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cost of revenue	$960	$1,096
Research and development	6,457	4,766
Sales and marketing	4,343	2,780
General and administrative	5,742	6,469
Stock-based compensation expense, net of amounts capitalized	17,502	15,111
Capitalized stock-based compensation expense	776	953
Stock-based compensation expense	$18,278	$16,064

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of March 31, 2020, unamortized stock-based compensation was as follows:

	Unrecognized stock-based compensation (in thousands)	Weighted average vesting period (in years)
Restricted stock units (service-based)	$121,462	2.8
Restricted stock units (performance-based)(1)	4,120	1.0
Stock options	48,935	2.5
Restricted stock awards	3,659	2.0
ESPP	2,852	1.1
Total unrecognized stock-based compensation	$181,028

(1)

Unrecognized stock-based compensation expense pertains to performance-based restricted stock units (“Performance RSUs”) that were granted between second quarter of 2015 through the date of the Company’s initial public offering (“IPO”). Such performance RSUs vest upon the satisfaction of both a service condition and a Performance Vesting Condition, both of which must be met in order for the awards to vest and issue. The Performance Vesting Condition was met upon the occurrence of the Company’s IPO. The remaining unamortized stock-based compensation is recognized on an accelerated basis over the remaining weighted-average requisite service period as employee services are provided.

401(k) Plan

In the United States, the Company offers its employees a defined contribution plan that qualifies as a deferred salary arrangement under Section 401 of the U.S. Internal Revenue Code (“401(k) Plan”). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowed by the Internal Revenue Service. The Company currently provides a matching contribution of 25% of deferrals for eligible employees. Compensation expense for the Company's matching contributions was $1.2 million and $1.0 million during the three months ended March 31, 2020 and 2019, respectively.

8. Leases

The Company leases certain equipment and facilities under operating leases which expire at various dates through 2028. The Company’s operating lease costs were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Operating lease cost (gross lease expense)	$3,463	$3,039
Variable lease costs	$1,603	$1,541
Sublease income (including reimbursed expenses)	$1,417	$1,801

For the three months ended March 31, 2020 and 2019, the Company’s short-term lease costs were nominal.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The weighted average remaining operating lease term was 8.39 years and 8.43 years as of March 31, 2020 and December 31, 2019, respectively.

The weighted average discount rate used to estimate operating lease liabilities was 7.5% and 7.4% as of March 31, 2020 and December 31, 2019, respectively.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of March 31, 2020, maturities of operating lease liabilities and sublease income, by year are as follows:

(in thousands)	Operating Lease Payments	Sublease Income
Remainder of 2020	$10,453	$(2,058)
2021	13,078	(2,535)
2022	13,330	(336)
2023	13,426	—
2024	13,196	—
Thereafter	55,601	—
Gross lease payments (income)	$119,084	$(4,929)
Less: Imputed interest	32,308
Less: Tenant improvement receivables	399
Total operating lease liabilities	$86,377

9. Commitments and Contingencies

Non-Cancellable Purchase Commitments

The Company enters into commitments under non-cancellable purchase orders for the procurement of goods and services in the ordinary course of business. As of March 31, 2020, expected payments under such commitments are as follows (in thousands):

Remainder of 2020	$11,664
2021	7,168
2022	6,695
2023	5,123
2024	2,115
Thereafter	—
Total purchase commitments	$32,765

Letters of Credit

As of March 31, 2020, the Company had a standby letter of credit for $5.0 million which was issued in connection with the San Mateo facility.

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

10. Debt

As of March 31, 2020 and December 31, 2019 the carrying values of debt were as follows:

			March 31, 2020		December 31, 2019
	Issuance date	Maturity date	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
2018 Refinancing Facility Agreement	October 2018	October 2025	$216,700	4.49% - 5.38%	$217,250	5.32% - 6.28%
Less: Unamortized issuance discount and issuance costs, net			1,659		1,734
Less: Debt, current			1,900		1,900
Debt, non-current			$213,141		$213,616

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

The Company records debt discounts and issuance costs as a reduction to the associated current and long-term portions of the debt in the condensed consolidated balance sheets. The Company records debt discounts and issuance costs as a deferred asset when there is no associated debt liability. As of March 31, 2020, unamortized issuance discount and issuance costs of $0.4 million were included in prepaid expenses and other current assets and $0.9 million were included in other assets. As of December 31, 2019, unamortized issuance discount and issuance costs of $0.4 million were included in prepaid expenses and other current assets and $1.0 million were included in other assets. The Company amortizes these costs using the straight-line method which approximates the effective interest rate method over the life of the loan. The amounts amortized are included in interest expense in the accompanying condensed consolidated statements of operations.

As of March 31, 2020, the Company has $70 million of borrowing available under the line of credit portion of the 2018 Credit Facility.

The Company’s obligations under the 2018 Credit Facility are guaranteed by certain of its subsidiaries and secured by liens on substantially all of the assets of the Company and such subsidiaries. The 2018 Credit Facility contains financial, affirmative and negative covenants that, if violated, may require the Company to pay down the loans earlier than the stated maturity dates with higher interest rates. As of March 31, 2020, the Company was compliant with all of its debt covenant requirements in the 2018 Credit Facility. The Company believes that it will continue to comply with the terms of the loan agreements through the stated maturity dates. However, if the Company’s projections do not materialize, the Company may require additional equity or debt financing. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Principal and interest payments are due quarterly. As of March 31, 2020, future minimum payment obligations of principal amounts due by year under the 2018 Credit Facility were as follows, (in thousands):

Remainder of 2020	$1,650
2021	2,200
2022	2,200
2023	2,200
2024	2,200
Thereafter	206,250
Total principal outstanding	$216,700

11. Income Taxes

The Company recorded a provision for income taxes of $0.1 million for the three months ended March 31, 2020, as compared to a benefit from income taxes of $0.1 million for the three months ended March 31, 2019. The increase in the Company’s income tax provision for the three months ended March 31, 2020, relative to the respective prior period, was primarily due to the Company’s expanding international footprint.

The Company regularly evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during periods in which those temporary differences become deductible. As of March 31, 2020, the Company continues to maintain a valuation allowance on certain deferred tax assets in the U.S. and Ireland that are not realizable on a more likely than not basis.

The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. There were no material changes in gross unrecognized tax benefits during each of the three months ended March 31, 2020 and 2019.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The Internal Revenue Service appealed the Tax Court decision in June 2016. On July 24, 2018, the Ninth Circuit Federal Court issued a decision that was subsequently withdrawn and a reconstituted panel conferred on the appeal. On June 7, 2019, the Ninth Circuit Federal Court panel upheld the cost-sharing regulations. On July 22, 2019, Intel Corporation, which acquired Altera Corp., filed a request for rehearing of the case by the entire Ninth Circuit Federal Court, which was denied on November 11, 2019 and on February 10, 2020, Intel Corporation filed a petition with the United States Supreme Court. Due to the continuing uncertainty surrounding the status of the cost-sharing regulations, questions related to the scope of potential benefits or obligations, and the prospect of a Supreme Court ruling, the Company has not recorded any benefit or expense as of March 31, 2020. The Company continues to monitor ongoing developments and potential impacts to its condensed consolidated financial statements.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. Geographical Information

Revenue by geography is generally based on the billing address of the customer. For purposes of its geographic revenue disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. The following table sets forth the percentage of revenue by geographic area:

	Three Months Ended March 31,
	2020	2019
United States	65%	65%
Rest of world	35%	35%

No other country outside of the United States comprised 10% or greater of the Company’s revenue for the three months ended March 31, 2020 and 2019.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Numerator:
Net loss	$(24,250)	$(17,777)
Denominator:
Weighted-average shares outstanding - basic and diluted	136,911	126,786
Net loss per common share - basic and diluted:	$(0.18)	$(0.14)

The Company was in a loss position for the periods presented. Accordingly, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Prior to application of the treasury stock method, share equivalents (comprising restricted stock units (including those that are performance-based), stock options, restricted stock awards, and shares issuable under the ESPP) excluded from the calculations of diluted net loss per share were 27.0 million and 27.3 million during the three months ended March 31, 2020 and 2019, respectively.

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

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the U.S. and the world. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain as the businesses of our customers and partners is disrupted. We expect that our business and consolidated results of operations will be impacted and that our financial condition in the future could be impacted as well. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the businesses of our customers and partners and other factors identified in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We are continuously evaluating the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

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

In addition, we offer an enterprise-grade version of our survey platform, SurveyMonkey Enterprise, which provides managed user accounts, customized company branding, enterprise-grade security, sophisticated collaboration capabilities and deep integrations with a broad set of leading software applications. We also generate revenue from a wide range of purpose-built solutions, including Usabilla, GetFeedback and SurveyMonkey CX for customer experience and feedback, SurveyMonkey Audience for market research and analysis, TechValidate for content marketing and SurveyMonkey Engage for employee engagement. We generate revenue from these purpose-built solutions by subscription or on a transactional basis, depending on the product.

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

We supplement our self-serve channel with a targeted sales effort to upsell organizations to SurveyMonkey Enterprise, to expand deployments of SurveyMonkey Enterprise within organizations and to cross-sell purpose-built solutions within organizations. We believe our existing user base represents a significant opportunity to expand our business and increase our revenue. As of March 31, 2020, we had approximately 746,200 paying users within more than 335,000 organizational domains. Within that population of organizational domains, we had over 6,800 customers with organization-level agreements with us and who purchased through our enterprise sales force as of March 31, 2020. We believe that paying users within organizational domains represent an opportunity to significantly increase conversion from individual subscriptions to our enterprise offerings.

As of March 31, 2020, over 90% of our trailing 12-month bookings were from organizational domain-based customers, which are customers who register with us using an email account with an organizational domain name, such as @surveymonkey.com, but excludes customers with email addresses hosted on widely used domains such as @gmail, @outlook or @yahoo. As of March 31, 2020, our dollar-based net retention rate for organizational domain-based customers was over 100%.

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

	As of March 31,
	2020	2019
Paying users	746,180	670,862
Average revenue per paying user ("ARPU")	$483	$423

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

Non-GAAP Financial Measure

We believe that, in addition to our results determined in accordance with GAAP, free cash flow, a non-GAAP financial measure, is useful in evaluating our business, results of operations and financial condition. In the first quarter of 2020, we removed Adjusted EBITDA as a key non-GAAP financial measure as we believe it is no longer a relevant measure for our business.

	Three Months Ended March 31,
(in thousands)	2020	2019
Free cash flow	$881	$4,072

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by operating activities:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$4,233	$7,803
Purchases of property and equipment	(406)	(581)
Capitalized internal-use software	(2,946)	(3,150)
Free cash flow	$881	$4,072

Free cash flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP.

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

Cost of Revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products to our users. These expenses generally consist of infrastructure costs, personnel costs and other related costs. Infrastructure costs generally include expenses related to the operation of our data centers, such as data center equipment depreciation, facility costs (such as co-location rentals), amortization of capitalized software, payment processing fees, website hosting costs, external sample costs and charitable donations associated with our SurveyMonkey Audience solution. Personnel costs include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses for employees whose primary responsibilities relate to supporting our infrastructure and delivering user support. Other related costs include amortization of acquired developed technology intangible assets and allocated overhead. We plan to continue investing in additional resources to enhance the capability and reliability of our infrastructure to support user growth and increased use of our products. We expect that cost of revenue will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that cost of revenue will decrease as a percentage of revenue in the long term.

Research and Development. Research and development expenses primarily include personnel costs, costs for third-party consultants, depreciation of equipment used in research and development activities and allocated overhead. Personnel costs for our research and development organization include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses. Our research and development efforts focus on maintaining and enhancing existing products and adding new products. Except for costs associated with the application development phase of internal-use software, research and development costs are expensed as incurred. We expect that research and development expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that research and development expenses will remain relatively constant as a percentage of revenue in the long term.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs, costs related to brand campaigns, paid marketing, amortization of acquired trade name and customer relationship intangible assets and allocated overhead. Personnel costs for our sales and marketing organization include salaries, bonuses, sales commissions, stock-based compensation, other employee benefits and travel-related expenses. Sales commissions earned by our sales personnel, including any related payroll taxes, that are considered to be incremental and recoverable costs of obtaining a customer contract are deferred and amortized over an estimated period of benefit of generally four years. We expect that sales and marketing expenses will increase in absolute dollars in future periods and increase as a percentage of revenue in the near term. We expect that sales and marketing expenses will vary from period to period in the long term.

General and Administrative. General and administrative expenses primarily include personnel costs for legal, finance, human resources and other administrative functions, as well as certain executives. Personnel costs for our general and administrative staff include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses. In addition, general and administrative expenses include outside legal, accounting and other professional fees, non-income-based taxes and allocated overhead. We expect that general and administrative expense will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that general and administrative expenses will decrease as a percentage of revenue in the long term.

Interest Expense

Interest expense consists of interest on our credit facilities. For additional information regarding our credit facilities, see Note 10 of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other Non-Operating (Income) Expense, Net

Other non-operating (income) expense, net consists primarily of interest income, net foreign currency exchange gains and losses, gain on sale of private company investments and other gains and losses.

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

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenue	$88,265	$68,641
Cost of revenue(1)(2)	19,944	17,530
Gross profit	68,321	51,111
Operating expenses:
Research and development(1)	26,557	20,806
Sales and marketing (1)(2)	42,091	26,050
General and administrative(1)	21,932	20,556
Restructuring	—	(66)
Total operating expenses	90,580	67,346
Loss from operations	(22,259)	(16,235)
Interest expense	3,086	3,659
Other non-operating (income) expense, net	(1,236)	(1,979)
Loss before income taxes	(24,109)	(17,915)
Provision for (benefit from) income taxes	141	(138)
Net loss	$(24,250)	$(17,777)

(1)	Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cost of revenue	$960	$1,096
Research and development	6,457	4,766
Sales and marketing	4,343	2,780
General and administrative	5,742	6,469
Stock-based compensation, net of amounts capitalized	$17,502	$15,111

(2)	Includes amortization of acquisition intangible assets as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cost of revenue	$2,010	$488
Sales and marketing	1,358	537
Amortization of acquisition intangible assets	$3,368	$1,025

	Three Months Ended March 31,
	2020	2019
Revenue	100%	100%
Cost of revenue	23%	26%
Gross profit	77%	74%
Operating expenses:
Research and development	30%	30%
Sales and marketing	48%	38%
General and administrative	25%	30%
Restructuring	—%	—%
Total operating expenses	103%	98%
Loss from operations	(25)%	(24)%
Interest expense	3%	5%
Other non-operating (income) expense, net	(1)%	(3)%
Loss before income taxes	(27)%	(26)%
Provision for (benefit from) income taxes	—%	—%
Net loss	(27)%	(26)%

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenue and cost of revenue

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Revenue	$88,265	$68,641	$19,624	29%
Cost of revenue	19,944	17,530	2,414	14%
Gross profit	$68,321	$51,111	$17,210	34%
Gross margin	77%	74%

Revenue increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Revenue growth was driven primarily by an increase of 128% in Enterprise sales. Enterprise sales accounted for 29% and 16% of revenue for the three months ended 2020 and 2019, respectively. In addition, paying users increased 11% from approximately 670,900 as of March 31, 2019 to approximately 746,200 as of March 31, 2020 and ARPU increased 14% from $423 for the three months ended March 31, 2019 to $483 for the three months ended March 31, 2020. Revenue for the three months ended March 31, 2020 also included approximately $2.1 million of non-recurring revenue from a one-time Audience customer.

Cost of revenue increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a $1.5 million increase in amortization of intangible assets due to our recent acquisitions and a $0.9 million increase in payment processing fees and web hosting costs due to increased sales.

Our gross margin increased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to the increase in revenue.

Research and development

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Research and development	$26,557	$20,806	$5,751	28%

Research and development expenses increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a $5.3 million increase in personnel related costs due to headcount growth.

Sales and marketing

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Sales and marketing	$42,091	$26,050	$16,041	62%

Sales and marketing expenses increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a $9.7 million increase in personnel related costs due to headcount growth, an increase of $3.4 million in costs related to brand campaigns and paid marketing and a $0.8 million increase in amortization of intangible assets due to our recent acquisitions. In addition, there were also increases in our facilities, IT costs and other expense.

General and administrative

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
General and administrative	$21,932	$20,556	$1,376	7%

General and administrative expenses increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a $1.1 million increase in personnel related costs.

Interest expense

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Interest expense	$3,086	$3,659	$(573)	(16)%

Interest expense decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to lower interest rates and lower average debt balances from our repayment of principal. For additional information regarding our credit facilities, see Note 10 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other non-operating (income) expense, net

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Other non-operating (income) expense, net	$(1,236)	$(1,979)	$743	(38)%

Other non-operating income, net for the three months ended March 31, 2020 decreased compared to the three months ended March 31, 2019, primarily due to an decrease in interest income of $0.5 million resulting from lower interest rates and lower average cash balances, and lower foreign currency losses of $0.2 million.

Provision for (benefit from) income taxes

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Provision for (benefit from) income taxes	$141	$(138)	$279	(202)%
Effective tax rate	(1)%	1%

*Less than 1%

The provision for income taxes was $0.1 million for the three months ended March 31, 2020, as compared to a benefit from income taxes of $0.1 million for the three months ended March 31, 2019. The increase in our income tax provision for the three months ended March 31, 2020, relative to the respective prior period, was primarily due to our expanding international footprint.

Seasonality

We have historically experienced seasonality in terms of when we enter into subscription agreements with customers. We typically enter into a lower percentage of agreements with new customers, as well as renewal agreements with existing customers, during the summer months and during the holiday season in the second and fourth quarter of each year.

Liquidity and Capital Resources

As of March 31, 2020 and December 31, 2019, our principal sources of liquidity were cash and cash equivalents totaling $144.6 million and $131.0 million, respectively, all of which were bank deposits as well as cash to be received from customers and cash available under our credit facilities.

Since our inception, we have financed our operations primarily through payments received from our customers, borrowings under credit facilities and lines of credit, and our initial public offering in 2018.

We believe our existing cash and cash equivalents, our credit facilities and cash provided by sales of our products will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and amount of cash received from customers, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and the continuing market adoption of our products. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our results of operations. Additionally, we believe that our financial resources will allow us to manage the potential impacts of COVID-19 on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. We will continue to assess our liquidity needs as the impact of the COVID-19 pandemic on the economy and our operations continues to evolve. Ongoing worldwide business and economic disruptions could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

A significant majority of our customers pay in advance for annual subscriptions, which is a substantial source of cash. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which we recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2020 and December 31, 2019, we had deferred revenue of $152.0 million and $141.0 million, respectively, a substantial majority of which we expect to record as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$4,233	$7,803
Net cash used in investing activities	(2,351)	(2,730)
Net cash provided by financing activities	13,265	7,090
Effects of exchange rate changes on cash	(1,267)	(44)
Net increase in cash, cash equivalents and restricted cash	$13,880	$12,119

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

During the three months ended March 31, 2020, cash provided by operating activities was $4.2 million, primarily due to our net loss of $24.3 million, adjusted for non-cash charges of $32.6 million and net cash outflows of $4.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by an $11.2 million increase in deferred revenue and a $2.6 million increase in accounts payable and accrued liabilities, partially offset by a decrease in accrued compensation of $10.4 million, a decrease in operating lease liabilities of $3.8 million, cash used for prepaid expenses and other assets of $2.2 million, and an increase in accounts receivable of $1.5 million.

During the three months ended March 31, 2019, cash provided by operating activities was $7.8 million, primarily due to our net loss of $17.8 million, adjusted for non-cash charges of $26.8 million and net cash outflows of $1.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by a $9.6 million increase in deferred revenue and a $3.0 million increase in accounts payable and accrued liabilities, partially offset by cash used for prepaid expenses and other assets of $2.2 million, accrued compensation of $8.4 million and an increase in operating lease liabilities of $3.4 million.

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

Net cash used in investing activities during the three months ended March 31, 2020 of $2.3 million was primarily attributable to cash used for the development of internal-use software $2.9 million that is capitalized and purchases of property and equipment of $0.4 million, which was partially offset by proceeds from the sale of investment in privately-held company of $1.0 million.

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

Cash Flows from Financing Activities

Cash provided by financing activities during the three months ended March 31, 2020 of $13.3 million was primarily attributable to proceeds from the exercise of stock options of $13.8 million, partially offset by the principal payments on our credit facilities of $0.5 million.

Cash provided by financing activities during the three months ended March 31, 2019 of $7.1 million was primarily attributable to proceeds from the exercise of stock options of $7.6 million partially offset by the principal payments on our credit facilities of $0.5 million.

Contractual Obligations

Our principal commitments consist of obligations under our credit facilities and operating leases for office space. As of March 31, 2020, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
Credit facilities(1)	$216,700	$1,650	$2,200	$2,200	$2,200	$2,200	$206,250
Interest payments on credit facilities(1)	51,687	7,216	9,491	9,394	9,297	9,224	7,065
Operating leases(2)	119,084	10,453	13,078	13,330	13,426	13,196	55,601
Purchase commitments(3)	32,765	11,664	7,168	6,695	5,123	2,115	—
Total contractual obligations	$420,236	$30,983	$31,937	$31,619	$30,046	$26,735	$268,916

(1)

Represents the principal balances and related interest payments to be paid in connection with our 2018 Credit Facility. Interest payments on our 2018 Credit Facility are based upon the applicable interest rates as of March 31, 2020 and are subject to change in future periods. For additional information regarding our credit facilities, see Note 10 of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(2)

Primarily consists of future non-cancelable minimum rental payments under operating leases for our corporate headquarters and our other facilities. The amounts above exclude expected sublease payments to be received of approximately $4.9 million. For additional information regarding our operating lease obligations, see Note 8 of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(3)	Primarily consists of open non-cancellable purchase orders for data center hosting services and the procurement of goods and services in the ordinary course of business.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below. For the three months ended March, 31, 2020, there have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Foreign Currency Exchange Risk

Where the functional currency of our foreign subsidiaries is generally the U.S. dollar, monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in other non-operating (income) expense, net in the condensed consolidated statements of operations.

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

From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. To date, we have not entered into any material derivative financial instruments. During the three months ended March 31, 2020 and 2019, we did not have any material amount of derivative financial instruments. A hypothetical 10% change in foreign currency exchange rates for the three months ended March 31, 2020 applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $144.6 million and $131.0 million, respectively, which consisted primarily of bank deposits. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of March 31, 2020, a hypothetical 10% change in interest rates would not have had a material impact on our financial statements.

As of March 31, 2020 and December 31, 2019, we had borrowings under our credit facilities comprising of $216.7 million and $217.3 million aggregate principal value, respectively. Loans under the credit facilities accrue interest based upon, at our option, either at an ABR or a Eurocurrency rate, in each case plus an applicable margin. As of March 31, 2020, a 100 basis point increase in the ABR would result in an increase in interest payments on our debt of $0.7 million.

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

Additionally, many of our users initially register to use our free basic survey product. We strive to demonstrate the value of our products to our registered users, thereby encouraging them to convert to paying users through end-of-survey marketing. We have over 17 million active users, of which approximately 746,200 are currently paying users. The actual number of unique users may be lower than we report as one person could count as multiple, active users or paying users. For example, if an individual paying user also had a designated seat in a SurveyMonkey Enterprise deployment, we would count that person as two paying users. As a result, we may have fewer unique users that we may be able to convert, upsell or cross-sell. Our inability to determine the number of our unique users is a limitation in the data that we measure and may adversely affect our understanding of certain aspects of our business and make it more challenging to manage our business. A majority of our active users may never convert to a paying user, and if we are unable to convert free users to paying users, our business, results of operations and financial condition could suffer.

In the event that we are unable to attract and retain customers, convert unpaid users to customers, and develop and expand relationships with organizational customers, our business, results of operations and financial condition may be adversely affected.

Our revenue growth rate has fluctuated in recent periods and may slow in the future.

We have a history of delivering revenue growth and positive cash flow from operations. However, our rates of revenue growth have fluctuated, and may slow in the future. Many factors may contribute to declines in our growth rates, including higher market penetration, increased competition, slowing demand for our survey platform, a failure by us to continue capitalizing on growth opportunities the maturation of our business, and impacts resulting from the recent COVID-19 pandemic, among others. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our growth rates decline, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.

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

Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

•	our ability to attract new users to our survey platform;
•	our ability to convert users of our free basic survey product to paying users;
•	our ability to retain paying users;
•	our ability to prevent account sharing and software piracy;
•	our ability to maintain and improve our products;
•	shifts in the way customers, respondents and users access our websites and products from personal computers to mobile devices;

•	the effectiveness of our marketing campaigns, including old strategies that may cease to be effective and the failure of new efforts;
•	disruptions or outages in the availability of our websites or products, actual or perceived breaches of privacy and compromises of our customer or respondent data;
•	changes in our pricing policies or those of our competitors;
•	our ability to increase sales of our products and solutions to new customers and expand sales of additional products and solutions to our existing customers;
•	the size and seasonal variability of our customers’ research and marketing and budgets;
•	the extent to which existing customers renew their agreements with us and the timing and terms of those renewals;
•	general industry, market and macroeconomic conditions, including the impacts associated with the recent COVID-19 pandemic;
•	the timing and cost of investing in our technology infrastructure, product initiatives, facilities and international expansion may be greater than we anticipate;
•	our needs related to facilities and data centers may change over time and vary from our original forecasts, and the value of the property that we lease or own may fluctuate;
•	expenses related to hiring, incentivizing and retaining employees;
•	the timing and costs of expanding our sales organization and delays or inability in achieving expected productivity;
•	the timing of certain expenditures, including capital expenditures;
•	the entrance of new competitors in our market whether by established companies or the entrance of new companies;
•	currency exchange rate fluctuations;
•	our ability to integrate acquisitions and realize the expected benefit of such acquisitions in a timely manner or at all;
•	changes in the price of our subscription plans; and
•	changing tax laws and regulations.

Our historical operating results may not be indicative of our future operating results. Our customers were required to renew their subscriptions at a higher price point in 2017 in connection with our changes to our individual user plans and in 2019 we raised prices significantly for individual plans on monthly subscriptions. If we do not continue to increase the price of our subscription plans in the future, or if we lose customers as a result of price increases, our revenue could be adversely affected. In addition, global economic concerns, including those caused by the recent COVID-19 pandemic, continue to create uncertainty and unpredictability and add risk to our future outlook. An economic downturn in any particular region in which we do business or globally could result in reductions in sales of our products, decreased renewals of existing arrangements and other adverse effects that could harm our business, results of operations and financial condition. In addition, borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. On July 27, 2017, the UK Financial Conduct Authority (the “FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Although our existing credit facilities provide for application of successor rates based on prevailing market conditions, it is not currently possible to predict the effect of any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. As a result, our future interest obligations may increase and adversely impact our results of operations.

We have substantial indebtedness and lease obligations, which reduce our capability to withstand adverse developments or business conditions.

We have incurred substantial indebtedness, and as of March 31, 2020, our total aggregate indebtedness was approximately $216.7 million of principal outstanding. We also have, and will continue to have, significant lease obligations. As of March 31, 2020, our total aggregate obligations under our long-term leases was $119.1 million. Our payments on our outstanding indebtedness and lease obligations are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness and lease obligations would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit facilities and agreements governing our other indebtedness and lease obligations and may impact our ability to pay or refinance our indebtedness or lease obligations as they come due, which would adversely affect our business, results of operations and financial condition.

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

We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of March 31, 2020, approximately 45% of our employees had been with us for less than one year and approximately 19% for more than one year but less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other internet, software and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-hiring, especially given overall macroeconomic risks, or over-compensating employees and the challenges of integrating a growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have expanded our operating and financing lease obligations and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be adversely affected.

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

We have worked to develop a strong culture around our team, which we refer to as the troop, and which is built on four key pillars of celebrating curiosity, maintaining a diverse, collaborative and inclusive work environment, seeking to positively influence our industry and community, and delivering value to our customers. We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire aggressively as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Our headcount growth may result in a change to our corporate culture, which could harm our business.

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

We currently deploy our products and solutions and serve all of our users using a combination of our own custom-built infrastructure that we lease and operate in co-location facilities and third-party data center services such as Amazon Web Services. While we typically control and have access to the servers we operate in co-location facilities and the components of our custom-built infrastructure that are located in those co-location facilities, we control neither the operation of these facilities nor our third-party service providers. Furthermore, we have no physical access or control over the services provided by Amazon Web Services. Consequently, we may be subject to service disruptions, including those that are directly or indirectly attributable to the recent COVID-19 pandemic, as well as failures to provide adequate services for reasons that are outside our direct control.

Data center leases and agreements with the providers of data center services expire at various times. The owners of these data centers and providers of these data center services may have no obligation to renew their agreements with us on commercially reasonable terms or at all. Problems faced by data centers, with our third-party data center service providers, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their users, including us, could adversely affect the experience of our users. Our third-party data center operators could decide to close their facilities or cease providing services without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. In addition, these facilities may be located in areas prone to natural disasters and pandemics and may experience events such as earthquakes, floods, fires, power loss, telecommunication failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Any damage to, or failure of, our systems generally, or those of the third-party providers, could result in interruptions in use of our products that may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their services with us and adversely affect our ability to attract new customers and retain existing customers.

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

We are subject to U.S. export controls and sanctions regulations that prohibit the shipment or provision of certain products and solutions to certain countries, governments and persons targeted by U.S. sanctions. While we take precautions to prevent our products and services from being exported or used in violation of these laws, including implementing IP address blocking, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions regulations. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us.

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person or gain any advantage. The FCPA, U.K. Bribery Act and similar applicable anti-bribery and anti-corruption laws also prohibit our third-party business partners, representatives and agents from engaging in corruption and bribery. We may be held liable for the acts of recently acquired companies, our third-party business partners, representatives and agents. To that end, in addition to our own salesforce, we leverage third parties to sell our products and conduct our business abroad. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. While we have policies and procedure to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, drop in stock price or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, results of operations and financial condition.

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

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;
•	difficulties in staffing, managing and operating our international operations, including difficulties related to administering our equity incentive plan in some foreign countries;
•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;
•	seasonal reductions in business activity in the summer months in Europe and in other periods in other countries;
•	costs and delays associated with developing software and providing support in multiple languages; and
•	political unrest, war or terrorism, or regional natural disasters or pandemics (including the recent outbreak of COVID-19), particularly in areas in which we have facilities.

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

We conduct our business in over 190 countries and territories around the world and a significant portion of our transactions outside of the United States are denominated in foreign currencies. As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates and any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our operating margins. Exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability and hinder our ability to predict our future results and earnings. For example, because we recognize revenue over time, exchange rate fluctuations at one point in time may have a negative impact in future quarters. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition. Additionally, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During the three months ended March 31, 2020 and 2019, we did not have any material amount of derivative financial instruments.

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

We have incurred net losses on an annual basis since our reincorporation. We incurred net losses of approximately $24.3 million and $17.8 million during the three months ended March 31, 2020 and 2019, respectively. We had an accumulated deficit of approximately $427.0 million as of March 31, 2020. As we strive to grow our business, we expect expenses to increase in the near term, particularly as we continue to make investments to scale our business. For example, we are actively investing in our sales team, and we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. We also expect our research and development expenses to increase as we plan to continue to hire employees for our engineering, product and design teams to support these efforts. In addition, we will incur additional general and administrative expenses to support both our growth as well as our operations as a publicly traded company. These investments may not result in increased revenue or growth in our business. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our survey platform, the entry of competitive survey platforms or other products or the success of existing competitive products and solutions. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business, results of operations and financial condition would be adversely affected.

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

The recent COVID-19 pandemic could harm our business and results of operations.

In December 2019, a novel coronavirus disease (COVID-19) was reported in China and in March 2020 the World Health Organization declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of the disease, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate, which could negatively impact our business. For example, in response to the COVID-19 pandemic, we have suspended all business-related travel and instituted work-from-home procedures in accordance with government mandated shelter-in-place guidelines. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles or create operational or other challenges, any of which could harm our business, results of operations and financial condition. For example, these conditions can affect the rate of IT spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results. In addition, the disease itself may impact the health and productivity of our workforce if infection rates continue to rise and the COVID-19 pandemic may disrupt the operations of our customers, partners and other third-party providers for an indefinite period of time, including as a result of travel restrictions and business shutdowns, all of which could negatively impact our business, results of operations and financial condition. It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

Our business could be disrupted by catastrophic events and man-made problems, such as power disruptions, data security breaches and terrorism.

Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, incident of mass violence or pandemics (including the recent outbreak of COVID-19), which could result in lengthy interruptions in the use of our products. In particular, our U.S. headquarters, certain of the facilities we lease to house our computer and telecommunications equipment and some of the data centers we utilize are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the Internet or the economy as a whole. Even with our disaster recovery arrangements, use of our products could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster, pandemic, or other event, our ability to deliver products and solutions to our users would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, results of operations, financial condition and reputation would be harmed.

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

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to deferred commissions, stock-based compensation, business combination valuation of goodwill and acquired intangible assets and incremental borrowing rate for leases, or IBR. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

Certain of our growth expectations and key business metrics included in this Quarterly Report on Form 10-Q could prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.

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

Our internal controls may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to maintain effective controls could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. If we identify material weaknesses in our internal control over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If any material weaknesses exist or are discovered and we are unable to remediate any such material weakness, our reputation, business, results of operations and financial condition may be adversely affected. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is also required to formally attest to the effectiveness of our internal control over financial reporting annually. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

Our reported results of operations may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, on January 1, 2020 we adopted the provisions of ASU 2016-13 and on January 1, 2019 we adopted the provisions of ASC 842. While ASU 2016-13 and ASC 842 generally did not result in a material impact upon adoption, it is difficult to predict the impact of future changes to accounting principles or our accounting policies any of which could negatively affect our results of operations.

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

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock may fluctuate substantially depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	announcements of new products, solutions or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	changes in how customers perceive the benefits of our products and future offerings;
•	departures of key personnel;
•	reaction to our press releases, other public announcements and filings with the SEC, as well as reaction to third-party reports regarding our business, markets and the industry in which we operate;
•	fluctuations in the trading volume of our shares or the size of our public float;
•	sales of large blocks of our common stock;
•	actual or anticipated changes or fluctuations in our results of operations;
•	whether our results of operations meet the expectations of securities analysts or investors;
•	changes in actual or future expectations of investors or securities analysts;
•	actual or perceived significant data breaches involving our products or website;

•	litigation involving us, our industry or both;
•	governmental or regulatory actions or audits;
•	regulatory developments in the United States, foreign countries or both;
•	general economic conditions and trends, including trade conflicts or the imposition of tariffs;
•	major catastrophic events or pandemics (including the recent outbreak of COVID-19) in our domestic and foreign markets; and
•	“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We had 137,770,051 shares of capital stock outstanding as of March 31, 2020 that were generally freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our insiders and subject to periodic “blackout” periods, or held by our “affiliates” as defined in Rule 144 under the Securities Act.

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

None.

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

SVMK Inc.

Date: May 8, 2020	By:	/s/ Deborah L. Clifford
Deborah L. Clifford
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)