Form 10-Q
period 2020-06-30
SVMK Inc.
filed 2020-08-10
CIK 1739936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares of registrant’s common stock outstanding as of August 3, 2020 was: 140,277,954.

SVMK Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2020

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract new users or convert registered users to paying users;
•	our ability to retain paying users;
•	our ability to convert organizations to SurveyMonkey Enterprise customers;
•	our ability to maintain and improve our products, including our enterprise-grade product offerings;
•	our ability to upsell and cross-sell within our existing customer and user base;
•	our future financial performance, including trends in revenue, costs of revenue, gross profit or gross margin, operating expenses, capital expenditures and paying users;
•	possible harm caused by significant disruption of service or loss or unauthorized access to users’ data;
•	our expectations regarding the potential impacts on our business of the outbreak of the novel coronavirus (COVID-19) and related public health measures;
•	our ability to prevent serious errors or defects in our products;
•	our ability to respond to rapid technological changes;
•	our ability to compete successfully;
•	our ability to protect our brand;
•	the demand for our survey platform or for survey software solutions in general;
•	our expectations and management of future growth;
•	our ability to accelerate growth with the introduction and scaling of a significant outbound salesforce;
•	our ability to attract large organizations as users;
•	our ability to attract and retain key personnel and highly qualified personnel;
•	our ability to manage our international expansion;
•	our ability to obtain adequate commercial space as our workforce grows;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to effectively integrate our products and solutions with others;
•	our ability to achieve or maintain profitability;
•	our ability to manage our outstanding indebtedness;
•	our ability to successfully identify, acquire and integrate companies and assets; and
•	our ability to offer high-quality customer support.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SVMK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except par value)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$176,772	$131,035
Accounts receivable, net of allowance of $540 and $162	18,448	17,795
Deferred commissions, current	4,011	3,078
Prepaid expenses and other current assets	13,767	9,382
Total current assets	212,998	161,290
Property and equipment, net	26,661	35,072
Operating lease right-of-use assets	60,056	63,904
Capitalized internal-use software, net	32,415	33,156
Acquisition intangible assets, net	26,389	33,150
Goodwill	462,803	462,927
Deferred commissions, non-current	7,266	5,384
Other assets	8,766	9,376
Total assets	$837,354	$804,259
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,560	$2,677
Accrued expenses and other current liabilities	16,800	16,077
Accrued compensation	19,619	24,031
Deferred revenue, current	158,601	139,990
Operating lease liabilities, current	7,970	8,381
Debt, current	1,900	1,900
Total current liabilities	211,450	193,056
Deferred revenue, non-current	908	1,015
Deferred tax liabilities	5,063	4,870
Debt, non-current	212,666	213,616
Operating lease liabilities, non-current	78,221	82,668
Other non-current liabilities	7,955	7,050
Total liabilities	516,263	502,275
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock ($0.00001 par value; 100,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.00001 par value; 800,000 shares authorized; 140,238 and 136,054 shares issued and outstanding)	1	1
Additional paid-in capital	772,313	705,143
Accumulated other comprehensive loss	(1,333)	(444)
Accumulated deficit	(449,890)	(402,716)
Total stockholders’ equity	321,091	301,984
Total liabilities and stockholders’ equity	$837,354	$804,259

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Revenue	$90,941	$75,139	$179,206	$143,780
Cost of revenue(1)(2)	21,009	19,047	40,953	36,577
Gross profit	69,932	56,092	138,253	107,203
Operating expenses:
Research and development(1)	26,571	22,407	53,128	43,213
Sales and marketing (1)(2)	42,578	29,689	84,669	55,739
General and administrative(1)	21,339	19,746	43,271	40,302
Restructuring	—	—	—	(66)
Total operating expenses	90,488	71,842	181,068	139,188
Loss from operations	(20,556)	(15,750)	(42,815)	(31,985)
Interest expense	2,422	3,647	5,508	7,306
Other non-operating (income) expense, net	102	(575)	(1,134)	(2,554)
Loss before income taxes	(23,080)	(18,822)	(47,189)	(36,737)
Benefit from income taxes	(156)	(344)	(15)	(482)
Net loss	$(22,924)	$(18,478)	$(47,174)	$(36,255)
Net loss per share, basic and diluted	$(0.17)	$(0.14)	$(0.34)	$(0.28)
Weighted-average shares used in computing basic and diluted net loss per share	138,777	131,099	137,844	128,943

(1)       Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$1,047	$991	$2,007	$2,087
Research and development	7,496	5,629	13,953	10,395
Sales and marketing	4,841	3,016	9,184	5,796
General and administrative	6,087	5,518	11,829	11,987
Stock-based compensation, net of amounts capitalized	$19,471	$15,154	$36,973	$30,265

(2)      Includes amortization of acquisition intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$2,003	$1,403	$4,013	$1,891
Sales and marketing	1,355	766	2,713	1,303
Amortization of acquisition intangible assets	$3,358	$2,169	$6,726	$3,194

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(22,924)	$(18,478)	$(47,174)	$(36,255)
Other comprehensive loss:
Foreign currency translation gains (losses)(1)	1,547	807	(889)	788
Total other comprehensive income (loss)(1)	1,547	807	(889)	788
Total comprehensive loss	$(21,377)	$(17,671)	$(48,063)	$(35,467)

(1)	Net of tax effect which was not material.

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended June 30, 2020

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
March 31, 2020	138,070	$1	$737,236	$(2,880)	$(426,966)	$307,391
Common stock issued upon vesting of restricted stock units	1,051	—	—	—	—	—
Common stock issued upon stock option exercise	849	—	11,814	—	—	11,814
Common stock issued under employee stock purchase plan	268	—	3,082	—	—	3,082
Stock-based compensation expense	—	—	20,181	—	—	20,181
Comprehensive income	—	—	—	1,547	—	1,547
Net loss	—	—	—	—	(22,924)	(22,924)
June 30, 2020	140,238	$1	$772,313	$(1,333)	$(449,890)	$321,091

For the three months ended June 30, 2019

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
March 31, 2019	128,060	$1	$582,652	$(306)	$(347,352)	$234,995
Common stock issued upon vesting of restricted stock units	882	—	—	—	—	—
Common stock issued upon stock option exercise	1,629	—	23,219	—	—	23,219
Common stock issued in connection with acquisition	1,944	—	30,092	—	—	30,092
Common stock issued under employee stock purchase plan	261	—	2,662	—	—	2,662
Stock-based compensation expense	—	—	16,232	—	—	16,232
Comprehensive income	—	—	—	807	—	807
Net loss	—	—	—	—	(18,478)	(18,478)
June 30, 2019	132,776	$1	$654,857	$501	$(365,830)	$289,529

For the six months ended June 30, 2020

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2019	136,054	$1	$705,143	$(444)	$(402,716)	$301,984
Common stock issued upon vesting of restricted stock units	1,996	—	—	—	—	—
Common stock issued upon stock option exercise	1,920	—	25,629	—	—	25,629
Common stock issued under employee stock purchase plan	268	—	3,082	—	—	3,082
Stock-based compensation expense	—	—	38,459	—	—	38,459
Comprehensive loss	—	—	—	(889)	—	(889)
Net loss	—	—	—	—	(47,174)	(47,174)
June 30, 2020	140,238	$1	$772,313	$(1,333)	$(449,890)	$321,091

For the six months ended June 30, 2019

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2018	125,818	$1	$551,937	$(287)	$(332,268)	$219,383
Cumulative-effect adjustment upon adoption of ASC 842	—	—	—	—	2,693	2,693
Common stock issued upon vesting of restricted stock units	1,780	—	—	—	—	—
Common stock issued upon stock option exercise	2,957	—	37,638	—	—	37,638
Common stock issued in connection with acquisition	1,944	—	30,092	—	—	30,092
Common stock issued under employee stock purchase plan	261	—	2,662	—	—	2,662
Stock-based compensation expense	—	—	32,296	—	—	32,296
Comprehensive income	—	—	—	788	—	788
Other	16	—	232	—	—	232
Net loss	—	—	—	—	(36,255)	(36,255)
June 30, 2019	132,776	$1	$654,857	$501	$(365,830)	$289,529

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(47,174)	$(36,255)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,502	20,695
Non-cash leases expense	6,830	6,059
Stock-based compensation expense, net of amounts capitalized	36,973	30,265
Deferred income taxes	195	(415)
Gain on sale of a private company investment	(1,001)	(1,001)
Other	1,678	286
Changes in assets and liabilities:
Accounts receivable	(1,506)	(2,065)
Prepaid expenses and other assets	(6,714)	(3,387)
Accounts payable and accrued liabilities	5,659	1,996
Accrued compensation	(4,408)	(6,311)
Deferred revenue	18,720	18,576
Operating lease liabilities	(7,659)	(6,731)
Net cash provided by operating activities	26,095	21,712
Cash flows from investing activities
Acquisition, net of cash acquired	—	(53,138)
Purchases of property and equipment	(772)	(1,335)
Capitalized internal-use software	(5,372)	(6,527)
Proceeds from sale of a private company investment	1,001	1,001
Net cash used in investing activities	(5,143)	(59,999)
Cash flows from financing activities
Proceeds from stock option exercises	24,279	37,593
Proceeds from employee stock purchase plan	3,082	2,662
Repayment of debt	(1,100)	(1,100)
Net cash provided by financing activities	26,261	39,155
Effect of exchange rate changes on cash	(1,090)	(55)
Net increase in cash, cash equivalents and restricted cash	46,123	813
Cash, cash equivalents and restricted cash at beginning of period	131,683	154,371
Cash, cash equivalents and restricted cash at end of period	$177,806	$155,184
Supplemental cash flow data:
Interest paid for term debt	$5,198	$6,913
Income taxes paid	$394	$676
Non-cash investing and financing transactions:
Fair value of common stock issued as acquisition consideration	$—	$30,092
Stock compensation included in capitalized software costs	$1,486	$2,031
Accrued unpaid capital expenditures	$7	$321
Lease liabilities arising from obtaining right-of-use assets, net	$—	$2,477
Proceeds receivable from stock option exercises	$1,350	$—
Derecognized financing obligation related to building due to adoption of ASC 842	$—	$92,009
Derecognized building due to adoption of ASC 842	$—	$71,781

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Company Overview and Basis of Presentation

Business

SVMK Inc. (the “Company”) is a leading global provider of software solutions for customer experience, market research and survey feedback. The Company was incorporated in 2011 as a Delaware corporation and is the successor to operations originally begun in 1999. The Company’s headquarters are located in the United States and its international operations are primarily based in Ireland, Canada and the Netherlands.

Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of June 30, 2020, the statements of operations, comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019 are unaudited. Such condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These condensed consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain other prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect our results of operations or operating, investing and financing cash flows.

These condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2020, the results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual periods.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form-10K filed with the SEC on February 27, 2020.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods covered by the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates due to a variety of factors, including the unforeseen effects of the COVID-19 pandemic on the Company’s business and financial results. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstances that would require an update to its estimates, judgments or assumptions or a revision to the carrying value of its assets or liabilities as of the date of issuance of its financial statements. These estimates, judgments and assumptions may change in the future, as new events occur or additional information is obtained. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. The Company’s most significant estimates and judgments involve valuation of deferred income tax assets, valuation of acquired goodwill and intangibles from acquisitions, tax contingencies, legal contingencies and incremental borrowing rate for operating leases.

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Related Party Transactions

Certain members of the Company’s Board of Directors (“Board”) serve as board members, are executive officers of and/or (in some cases) are investors in companies that are customers and/or vendors of the Company. The Company incurred related party expenses of $1.0 million and $2.0 million for the three and six months ended June 30, 2020, respectively, and $0.5 million and $0.8 million during the three and six months ended June 30, 2019, respectively.

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

The Company recognized into revenue $65.1 million and $105.5 million during the three and six months ended June 30, 2020, respectively, and $36.9 million and $68.3 million during the three and six months ended June 30, 2019, respectively, that was included in the deferred revenue balances at the beginning of each respective period.

As of June 30, 2020, future estimated revenue related to non-cancelable performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period was $178.1 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

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

The Company records an allowance for credit losses based upon its assessment of various factors including the Company’s a) historical experience (including historical bad debt expense trends), the age of a customers’ accounts receivable balance, and a customers’ credit quality, b) expected losses over the remaining estimated contractual life of the receivable and c) other reasonable and supportable factors pertaining to a customers’ ability to pay (including consideration of current economic conditions). Amounts deemed uncollectible and expected credit losses are recorded to the allowance for doubtful accounts with an offsetting charge in the condensed consolidated statements of operations. The Company evaluated its allowance for credit losses using its consolidated gross accounts receivable balance as a single portfolio segment. Bad debt expense recognized in the condensed consolidated statements of operations was $0.4 million and $0.8 million during the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2019, respectively.

Other Non-Operating (Income) Expense

Other non-operating (income) expense, net consists primarily of interest income, net foreign currency exchange (gains) losses, gain on sale of private company investments, net realized gains and losses related to investments, and other. The components of other non-operating (income) expense recognized in the condensed consolidated financial statements is as follows:

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Interest Income	$(72)	$(776)	$(479)	$(1,714)
Foreign currency (gains) losses, net	166	305	344	323
Gain on sale of a private company investment	—	—	(1,001)	(1,001)
Other (income) expense, net	8	(104)	2	(162)
Other non-operating (income) expense, net	$102	$(575)	$(1,134)	$(2,554)

In January 2017, the Company sold a private company investment that was accounted for using the cost method of accounting. The Company recognized an initial gain upon sale and was additionally entitled to receive contingent consideration to be received over three years following the close of the transaction. In each of the six months ended June 30, 2020 and 2019, the Company received cash of $1.0 million, representing its share of the respective second and final installments of the earn-out payment, each of which was recognized as a gain on sale of a private company investment.

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. Cash and Cash Equivalents

As of June 30, 2020 and December 31, 2019, the following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$176,772	$131,035
Restricted cash included in prepaid expenses and other current assets	989	578
Restricted cash included in other assets	45	70
Total cash, cash equivalents and restricted cash	$177,806	$131,683

Included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions of $3.2 million and $1.6 million as of June 30, 2020 and December 31, 2019, respectively.

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

The carrying amounts of the Company’s financial instruments, which generally include cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the fair value of the Company’s debt was approximately $209.7 million as of June 30, 2020 and was approximate to its carrying value as of December 31, 2019.

As of June 30, 2020 and December 31, 2019, respectively, the Company did not have any financial instruments accounted for pursuant to ASC 820.

5. Property and Equipment

As of June 30, 2020 and December 31, 2019, property and equipment consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Computer equipment	$23,091	$23,155
Leasehold improvements	54,209	55,224
Furniture, fixtures, and other assets	11,210	11,411
Gross property and equipment	88,510	89,790
Less: Accumulated depreciation	(61,849)	(54,718)
Property and equipment, net	$26,661	$35,072

Depreciation expense was $4.2 million and $8.6 million during the three and six months ended June 30, 2020, respectively, and $4.4 million and $8.7 million during the three and six months ended June 30, 2019, respectively.

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Balance Sheet and Statement of Operations Details

Capitalized internal-use software

As of June 30, 2020 and December 31, 2019, capitalized internal-use software consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Gross capitalized internal-use software	$67,648	$61,130
Less: Accumulated amortization	(35,233)	(27,974)
Capitalized internal use software, net	$32,415	$33,156

Amortization expense related to capitalized internal-use software was $3.6 million and $7.3 million during the three and six months ended June 30, 2020, respectively, and $3.7 million and $7.4 million during the three and six months ended June 30, 2019, respectively, and is included in cost of revenue in the condensed consolidated statements of operations.

Acquisition intangible assets, net

As of June 30, 2020 and December 31, 2019, intangible assets, net consisted of the following:

	June 30, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$25,583	$(12,190)	$13,393	$25,594	$(9,712)	$15,882
Trade name	2,713	(1,005)	1,708	2,711	(763)	1,948
Developed technology	27,561	(16,273)	11,288	27,547	(12,227)	15,320
Acquisition intangible assets, net	$55,857	$(29,468)	$26,389	$55,852	$(22,702)	$33,150

Amortization expense was $3.4 million and $6.7 million during the three and six months ended June 30, 2020, respectively, and $2.2 million and $3.2 million during the three and six months ended June 30, 2019, respectively.

Future amortization expense

As of June 30, 2020, future amortization expense by year is expected to be as follows (in thousands):

(in thousands)	Capitalized internal-use software, net	Acquisition intangible assets, net
Remainder of 2020	$6,037	$5,772
2021	8,944	9,863
2022	4,957	4,996
2023	483	1,906
2024	—	1,664
Thereafter	—	2,188
Total amortization expense	$20,421	$26,389

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Future capitalized internal-use software amortization excludes $12.0 million of costs which are currently in the development phase.

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of December 31, 2019	$462,927
Foreign currency translation	(124)
Balance as of June 30, 2020	$462,803

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

The 2018 Plan provides for annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of (i) 12,500,000 shares, (ii) 5% of the outstanding shares on the last date of the preceding year, and (iii) a lower amount determined by the plan administrator. As of June 30, 2020, 15,004,326 shares of common stock remain available for grant under the 2018 Plan.

The following is a summary of restricted stock units for the current year period:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2019	6,975,994	$14.72	2.2
Granted	3,999,194	$18.21
Vested	(1,995,721)	$14.32
Forfeited/cancelled	(438,509)	$15.58
Unvested at June 30, 2020	8,540,958	$16.40	2.4

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following is a summary of stock option activity for the current year period:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2019	15,812,928	$14.67	$50,994	7.4
Granted	2,312,230	$21.15
Exercised	(1,920,482)	$13.34
Forfeited	(112,088)	$13.43
Expired	(23,376)	$14.73
Outstanding, vested and expected to vest at June 30, 2020	16,069,212	$15.77	$124,927	7.4
Vested and exercisable at June 30, 2020	9,760,821	$15.15	$81,850	6.4

The following is a summary of restricted stock awards for the current year period:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2019	299,798	$18.30	2.3
Vested	(99,933)
Unvested at June 30, 2020	199,865	$18.30	1.8

Fair Value of Stock Options

The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected life (in years)	6.2	6.0	5.8	5.9
Risk-free interest rate	0.5%	2.2%	1.4%	2.5%
Volatility	52%	46%	48%	46%
Dividend yield	—%	—%	—%	—%
Fair value of common stock	$19.24	$16.48	$21.15	$12.73

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Except for the initial offering period, the ESPP provides for 24-month offering periods beginning May 22 and November 22 of each year, and each offering period will consist of four six-month purchase periods. The initial offering period began on September 25, 2018 and will end on November 22, 2020. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date, or (2) the fair market value of its common stock on the purchase date. During the three and six months ended June 30, 2020, the Company’s employees purchased 267,757 shares of its common stock under the ESPP at a weighted average purchase price of $11.51 with proceeds of $3.1 million. During the three and six months ended June 30, 2019, the Company’s employees purchased 260,991 shares of its common stock under the ESPP with a weighted average purchase price of $10.20 with proceeds of $2.7 million.

As of June 30, 2020, 4,518,860 shares of common stock remain available for issuance under the ESPP.

The Company used Black-Scholes-Merton option pricing model to estimate the fair value of ESPP purchase rights granted using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected life (in years)	1.3	1.2	1.3	1.2
Risk-free interest rate	0.2%	2.3%	0.2%	2.3%
Volatility	58%	43%	58%	43%
Dividend yield	—%	—%	—%	—%
Fair value of common stock	$19.81	$16.98	$19.81	$16.98

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$1,047	$991	$2,007	$2,087
Research and development	7,496	5,629	13,953	10,395
Sales and marketing	4,841	3,016	9,184	5,796
General and administrative	6,087	5,518	11,829	11,987
Stock-based compensation expense, net of amounts capitalized	19,471	15,154	36,973	30,265
Capitalized stock-based compensation expense	710	1,078	1,486	2,031
Stock-based compensation expense	$20,181	$16,232	$38,459	$32,296

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of June 30, 2020, unamortized stock-based compensation was as follows:

	Unrecognized stock-based compensation (in thousands)	Weighted average vesting period (in years)
Restricted stock units (service-based)	$116,445	2.7
Restricted stock units (performance-based)(1)	2,672	1.0
Stock options	44,198	2.4
Restricted stock awards	3,204	1.8
ESPP	3,667	1.3
Total unrecognized stock-based compensation	$170,186

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

401(k) Plan

In the United States, the Company offers its employees a defined contribution plan that qualifies as a deferred salary arrangement under Section 401 of the U.S. Internal Revenue Code (“401(k) Plan”). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowed by the Internal Revenue Service. The Company currently provides a matching contribution of 25% of deferrals for eligible employees. Compensation expense for the Company's matching contributions was $1.0 million and $2.2 million during the three and six months ended June 30, 2020, respectively, and $0.6 million and $1.6 million during the three and six months ended June 30, 2019, respectively.

8. Leases

The Company leases certain equipment and facilities under operating leases which expire at various dates through 2028. The Company’s operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost (gross lease expense)	$3,414	$3,028	$6,878	$6,067
Variable lease costs	$1,414	$1,896	$3,017	$3,437
Sublease income (including reimbursed expenses)	$1,162	$1,866	$2,579	$3,667

During each of the three and six months ended June 30, 2020 and 2019, the Company’s short-term lease costs were nominal.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The weighted average remaining operating lease term was 8.1 years and 8.4 years as of June 30, 2020 and December 31, 2019, respectively.

The weighted average discount rate used to estimate operating lease liabilities was 7.5% and 7.4% as of June 30, 2020 and December 31, 2019, respectively.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of June 30, 2020, maturities of operating lease liabilities and sublease income, by year are as follows:

(in thousands)	Operating Lease Payments	Sublease Income
Remainder of 2020	$7,036	$1,592
2021	14,090	3,449
2022	13,953	1,278
2023	13,468	970
2024	13,225	—
Thereafter	55,680	—
Gross lease payments (income)	$117,452	$7,289
Less: Imputed interest	30,846
Less: Tenant improvement receivables	415
Total operating lease liabilities	$86,191

9. Commitments and Contingencies

Non-Cancellable Purchase Commitments

The Company enters into commitments under non-cancellable purchase orders for the procurement of goods and services in the ordinary course of business. As of June 30, 2020, expected payments under such commitments are as follows (in thousands):

Remainder of 2020	$7,182
2021	7,687
2022	6,882
2023	5,164
2024	2,114
Thereafter	—
Total purchase commitments	$29,029

Letters of Credit

As of June 30, 2020, the Company had a standby letter of credit for $5.0 million which was issued in connection with the San Mateo facility.

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

infringe a third party’s intellectual property rights. Furthermore, the Company may also incur liabilities if it breaches the security or confidentiality obligations in its arrangements. To date, the Company has not incurred significant costs and has not accrued a liability in the accompanying condensed consolidated financial statements as a result of these obligations.

10. Debt

As of June 30, 2020 and December 31, 2019 the carrying values of debt were as follows:

			June 30, 2020		December 31, 2019
	Issuance date	Maturity date	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
2018 Refinancing Facility Agreement	October 2018	October 2025	$216,150	3.9% - 5.4%	$217,250	5.3% - 6.3%
Less: Unamortized issuance discount and issuance costs, net			1,584		1,734
Less: Debt, current			1,900		1,900
Debt, non-current			$212,666		$213,616

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

The Company records debt discounts and issuance costs as a reduction to the associated current and long-term portions of the debt in the condensed consolidated balance sheets. The Company records debt discounts and issuance costs as a deferred asset when there is no associated debt liability. As of June 30, 2020, unamortized issuance discount and issuance costs of $0.4 million were included in prepaid expenses and other current assets and $0.8 million were included in other assets. As of December 31, 2019, unamortized issuance discount and issuance costs of $0.4 million were included in prepaid expenses and other current assets and $1.0 million were included in other assets. The Company amortizes these costs using the straight-line method which approximates the effective interest rate method over the life of the loan. The amounts amortized are included in interest expense in the accompanying condensed consolidated statements of operations.

As of June 30, 2020, the Company had $70 million of borrowing available under the line of credit portion of the 2018 Credit Facility.

The Company’s obligations under the 2018 Credit Facility are guaranteed by certain of its subsidiaries and secured by liens on substantially all of the assets of the Company and such subsidiaries. The 2018 Credit Facility contains financial, affirmative and negative covenants that, if violated, may require the Company to pay down the loans earlier than the stated maturity dates with higher interest rates. As of June 30, 2020, the Company was compliant with all of its debt covenant requirements in the 2018 Credit Facility. The Company believes that it will continue to comply with the terms of the loan agreements through the stated maturity dates. However, if the Company’s projections do not materialize, the Company may require additional equity or debt financing. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Principal and interest payments are due quarterly. As of June 30, 2020, future minimum payment obligations of principal amounts due by year under the 2018 Credit Facility were as follows, (in thousands):

Remainder of 2020	$1,100
2021	2,200
2022	2,200
2023	2,200
2024	2,200
Thereafter	206,250
Total principal outstanding	$216,150

11. Income Taxes

The Company recorded an income tax benefit of $0.2 million and $15,000 for the three and six months ended June 30, 2020, and $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively. The decrease in the Company’s income tax benefit for the three and six months ended June 30, 2020, relative to the respective prior period, was primarily due to the Company’s expanding international footprint and the partial release of the valuation allowance in the second quarter of 2019 as a result of the Usabilla acquisition.

The Company regularly evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during periods in which those temporary differences become deductible. As of June 30, 2020, the Company continues to maintain a valuation allowance on certain deferred tax assets in the United States and Ireland that are not realizable on a more likely than not basis.

The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. There were no material changes in gross unrecognized tax benefits during each of the three and six months ended June 30, 2020 and 2019.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The Internal Revenue Service appealed the Tax Court decision in June 2016. On July 24, 2018, the Ninth Circuit Federal Court issued a decision that was subsequently withdrawn and a reconstituted panel conferred on the appeal. On June 7, 2019, the Ninth Circuit Federal Court panel upheld the cost-sharing regulations. On July 22, 2019, Intel Corporation, which acquired Altera Corp., filed a request for rehearing of the case by the entire Ninth Circuit Federal Court, which was denied on November 11, 2019. On February 10, 2020, Intel Corporation filed a petition with the United States Supreme Court which was denied on June 22, 2020, therefore validating the Ninth Circuit Federal Court decision to uphold the cost sharing regulations.

Upon resolution of all appeals, the Company recorded a cumulative reduction to its deferred tax assets related to non-operating losses of $9.0 million, offset by a corresponding valuation allowance release. In addition, the Company has commenced including stock-based compensation in its cost share allocation. Due to the full valuation allowance the Company has against its deferred tax assets in the United States and Ireland, the change does not have a material impact to its effective tax rate and income tax expense.

12. Geographical Information

Revenue by geography is generally based on the billing address of the customer. For purposes of its geographic revenue disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. The following table sets forth the percentage of revenue by geographic area:

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	65%	64%	65%	65%
Rest of world	35%	36%	35%	35%

No other country outside of the United States comprised 10% or greater of the Company’s revenue for the three months ended June 30, 2020 and 2019.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net loss	$(22,924)	$(18,478)	$(47,174)	$(36,255)
Denominator:
Weighted-average shares outstanding - basic and diluted	138,777	131,099	137,844	128,943
Net loss per common share - basic and diluted:	$(0.17)	$(0.14)	$(0.34)	$(0.28)

The Company was in a loss position for the periods presented. Accordingly, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Prior to application of the treasury stock method, share equivalents (comprising restricted stock units (including those that are performance-based), stock options, restricted stock awards, and shares issuable under the ESPP) excluded from the calculations of diluted net loss per share were 25.4 million during the three and six months ended June 30, 2020, and 25.2 million during the three and six months ended June 30, 2019.

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

Overview

We were founded in 1999 and are a leading global provider of software solutions for customer experience, market research and survey feedback that enable organizations to engage with their key stakeholders, including their customers, employees, website and app users, and market research respondents. Our mission is to power curious individuals and organizations to measure, benchmark and act on the opinions that drive success. Our platform enables conversations at scale to deliver impactful customer, employee and market insights to our over 17 million active users globally.

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

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the U.S. and the world. As a result of COVID-19, we have modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, transitioning our employee onboarding and training processes to remote or online programs and canceling certain events and meetings, among other modifications. We will continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners and stockholders. The effects of these operational modifications are unknown and may not be realized until further reporting periods. The full impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain as the businesses of our customers and partners is disrupted, and we have experienced an increase in attrition rates, particularly among customers in segments and industries more severely impacted by the ongoing effects of the COVID-19 pandemic, such as travel and hospitality. We expect that our business and consolidated results of operations will be impacted and that our financial condition in the future could be impacted as well. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the businesses of our customers and partners and other factors identified in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. Some of our customers may be financially constrained in their ability to purchase our products, which we expect may negatively impact our ability to collect payments from existing customers and partners, acquire new customers or renew subscriptions with or sell additional subscriptions to our existing customers. We expect such impacts on our revenue and costs to continue through the duration of this crisis. At this point, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is uncertain, and the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. We are continuously evaluating the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

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

We supplement our self-serve channel with a targeted sales effort to upsell organizations to SurveyMonkey Enterprise, to expand deployments of SurveyMonkey Enterprise within organizations and to cross-sell purpose-built solutions within organizations. We believe our existing user base represents a significant opportunity to expand our business and increase our revenue. As of June 30, 2020, we had approximately 781,000 paying users within more than 335,000 organizational domains. Within that population of organizational domains, we had over 7,200 customers with organization-level agreements with us and who purchased through our enterprise sales force as of June 30, 2020. We believe that paying users within organizational domains represent an opportunity to significantly increase conversion from individual subscriptions to our enterprise offerings.

As of June 30, 2020, over 90% of our trailing 12-month bookings were from organizational domain-based customers, which are customers who register with us using an email account with an organizational domain name, such as @surveymonkey.com, but excludes customers with email addresses hosted on widely used domains such as @gmail, @outlook or @yahoo. As of June 30, 2020, our dollar-based net retention rate for organizational domain-based customers was over 100%.

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

Paying users

	As of June 30,
	2020	2019
Paying users	781,021	692,455

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

Average revenue per paying user

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average revenue per paying user ("ARPU")	$478	$442	$479	$433

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

Free cash flow

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Free cash flow	$19,070	$9,778	$19,951	$13,850

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net cash provided by operating activities	$21,862	$13,909	$26,095	$21,712
Purchases of property and equipment	(366)	(754)	(772)	(1,335)
Capitalized internal-use software	(2,426)	(3,377)	(5,372)	(6,527)
Free cash flow	$19,070	$9,778	$19,951	$13,850

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenue	$90,941	$75,139	$179,206	$143,780
Cost of revenue(1)(2)	21,009	19,047	40,953	36,577
Gross profit	69,932	56,092	138,253	107,203
Operating expenses:
Research and development(1)	26,571	22,407	53,128	43,213
Sales and marketing (1)(2)	42,578	29,689	84,669	55,739
General and administrative(1)	21,339	19,746	43,271	40,302
Restructuring	—	—	—	(66)
Total operating expenses	90,488	71,842	181,068	139,188
Loss from operations	(20,556)	(15,750)	(42,815)	(31,985)
Interest expense	2,422	3,647	5,508	7,306
Other non-operating (income) expense, net	102	(575)	(1,134)	(2,554)
Loss before income taxes	(23,080)	(18,822)	(47,189)	(36,737)
Benefit from income taxes	(156)	(344)	(15)	(482)
Net loss	$(22,924)	$(18,478)	$(47,174)	$(36,255)

(1)	Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$1,047	$991	$2,007	$2,087
Research and development	7,496	5,629	13,953	10,395
Sales and marketing	4,841	3,016	9,184	5,796
General and administrative	6,087	5,518	11,829	11,987
Stock-based compensation, net of amounts capitalized	$19,471	$15,154	$36,973	$30,265

(2)	Includes amortization of acquisition intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$2,003	$1,403	$4,013	$1,891
Sales and marketing	1,355	766	2,713	1,303
Amortization of acquisition intangible assets	$3,358	$2,169	$6,726	$3,194

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	23%	25%	23%	25%
Gross profit	77%	75%	77%	75%
Operating expenses:
Research and development	29%	30%	30%	30%
Sales and marketing	47%	40%	47%	39%
General and administrative	23%	26%	24%	28%
Restructuring	—%	—%	—%	—%
Total operating expenses	100%	96%	101%	97%
Loss from operations	(23)%	(21)%	(24)%	(22)%
Interest expense	3%	5%	3%	5%
Other non-operating (income) expense, net	—%	(1)%	(1)%	(2)%
Loss before income taxes	(25)%	(25)%	(26)%	(26)%
Benefit from income taxes	—%	—%	—%	—%
Net loss	(25)%	(25)%	(26)%	(25)%

Comparison of the Three Months Ended June 30, 2020 and 2019

Revenue and cost of revenue

	Three Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Revenue	$90,941	$75,139	$15,802	21%
Cost of revenue	21,009	19,047	1,962	10%
Gross profit	$69,932	$56,092	$13,840	25%
Gross margin	77%	75%

Revenue increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Paying users increased 13% from approximately 692,500 as of June 30, 2019 to approximately 781,000 as of June 30, 2020 and ARPU increased 8% from $442 for the three months ended June 30, 2019 to $478 for the three months ended June 30, 2020.

Revenue growth was driven primarily by an increase of $10.5 million, or 70%, in our Enterprise sales channel. Enterprise sales accounted for 28% and 20% of revenue for the three months ended June 30, 2020 and 2019, respectively. Revenue for the three months ended June 30, 2020 also included incremental revenue contributions from our acquisition of GetFeedback. In addition, revenue from our self-serve channel grew $5.3 million, or 9%, driven by a combination of demand arising from COVID-related use cases as well as ongoing refinement of our paywalls that has driven an increase in customers upgrading into paid plans.

Cost of revenue increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a $0.6 million increase in amortization of intangible assets due to our prior acquisitions and a $1.5 million increase in payment processing fees and web hosting costs due to increased sales.

Our gross margin increased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily due to the increase in revenue.

Research and development

	Three Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Research and development	$26,571	$22,407	$4,164	19%

Research and development expenses increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a $3.8 million increase in personnel related costs due to headcount growth and a decrease in the software development costs that qualified for capitalization of $1.1 million, offset by decreases in travel expenses due to suspension of all business-related travel in response to the COVID-19 pandemic.

Sales and marketing

	Three Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Sales and marketing	$42,578	$29,689	$12,889	43%

Sales and marketing expenses increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a $7.3 million increase in personnel related costs due to headcount growth, an increase of $3.6 million in costs related to brand campaigns and paid marketing and a $0.6 million increase in amortization of intangible assets due to our prior acquisitions. In addition, there were increases in our facilities, IT costs and other expenses, offset by decreases in travel expenses due to suspension of all business-related travel in response to the COVID-19 pandemic.

General and administrative

	Three Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change
General and administrative	$21,339	$19,746	$1,593	8%

General and administrative expenses increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a $2.1 million increase in personnel related costs, offset by a $0.3 million decrease in travel expenses due to suspension of all business-related travel in response to the COVID-19 pandemic, and decreases in outside legal, accounting and other professional fees.

Interest expense

	Three Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Interest expense	$2,422	$3,647	$(1,225)	(34)%

Interest expense decreased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to lower interest rates and lower average debt balances from our repayment of principal. For additional information regarding our credit facilities, see Note 10 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other non-operating (income) expense, net

	Three Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Other non-operating (income) expense, net	$102	$(575)	$677	(118)%

Other non-operating expense, net for the three months ended June 30, 2020 increased compared to the three months ended June 30, 2019 (where other non-operating amounts resulted in net income), primarily due to a decrease in interest income of $0.7 million resulting from lower interest rates.

Benefit from income taxes

	Three Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Benefit from income taxes	$(156)	$(344)	$188	(55)%
Effective tax rate	1%	2%

The decrease in benefit from income taxes for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to our expanding international footprint and the partial release of the valuation allowance in the second quarter of 2019 as a result of the Usabilla acquisition.

Comparison of the Six Months Ended June 30, 2020 and 2019

Revenue and cost of revenue

	Six Months Ended June 30,
(dollars in thousands)	2020	2019	Change	% Change
Revenue	$179,206	$143,780	$35,426	25%
Cost of revenue	40,953	36,577	4,376	12%
Gross profit	$138,253	$107,203	$31,050	29%
Gross margin	77%	75%

Revenue increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Paying users increased 13% from approximately 692,500 as of June 30, 2019 to approximately 781,000 as of June 30, 2020 and ARPU increased 11% from $433 for the six months ended June 30, 2019 to $479 for the six months ended June 30, 2020.

Revenue growth was driven primarily by an increase of $24.6 million, or 94%, in our Enterprise sales channel. Enterprise sales accounted for 28% and 18% of revenue for the six months ended June 30, 2020 and 2019, respectively. Revenue for the six months ended June 30, 2020 also included approximately $2.1 million of non-recurring revenue from a one-time Audience customer and incremental revenue contributions from our acquisition of GetFeedback and Usabilla. In addition, revenue from our self-serve channel grew $10.8 million, or 9%, driven by a combination of demand arising from COVID-related use cases as well as ongoing refinement of our paywalls that has driven an increase in customers upgrading into paid plans.

Cost of revenue increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a $2.1 million increase in amortization of intangible assets due to our prior acquisitions and a $2.3 million increase in payment processing fees and web hosting costs due to increased sales.

Our gross margin increased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to the increase in revenue.

Research and development

	Six Months Ended June 30,
(dollars in thousands)	2020	2019	Change	% Change
Research and development	$53,128	$43,213	$9,915	23%

Research and development expenses increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a $9.1 million increase in personnel related costs due to headcount growth and a decrease in the software development costs that qualified for capitalization of $1.4 million, offset by decreases in travel expenses due to suspension of all business-related travel in response to the COVID-19 pandemic.

Sales and marketing

	Six Months Ended June 30,
(dollars in thousands)	2020	2019	Change	% Change
Sales and marketing	$84,669	$55,739	$28,930	52%

Sales and marketing expenses increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a $17.0 million increase in personnel related costs due to headcount growth, an increase of $7.0 million in costs related to brand campaigns and paid marketing and a $1.4 million increase in amortization of intangible assets due to our prior acquisitions. In addition, there were also increases in our facilities, IT costs and other expenses, offset by decreases in travel expenses due to suspension of all business-related travel in response to the COVID-19 pandemic.

General and administrative

	Six Months Ended June 30,
(dollars in thousands)	2020	2019	Change	% Change
General and administrative	$43,271	$40,302	$2,969	7%

General and administrative expenses increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a $3.2 million increase in personnel related costs, offset by a $0.5 million decrease in travel expenses due to suspension of all business-related travel in response to the COVID-19 pandemic, and decreases in outside legal, accounting and other professional fees.

Interest expense

	Six Months Ended June 30,
(dollars in thousands)	2020	2019	Change	% Change
Interest expense	$5,508	$7,306	$(1,798)	(25)%

Interest expense decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to lower interest rates and lower average debt balances from our repayment of principal. For additional information regarding our credit facilities, see Note 10 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other non-operating (income) expense, net

	Six Months Ended June 30,
(dollars in thousands)	2020	2019	Change	% Change
Other non-operating (income) expense, net	$(1,134)	$(2,554)	$1,420	(56)%

Other non-operating income, net for the six months ended June 30, 2020 decreased compared to the six months ended June 30, 2019, primarily due to a decrease in interest income of $1.2 million resulting from lower interest rates.

Benefit from income taxes

	Six Months Ended June 30,
(dollars in thousands)	2020	2019	Change	% Change
Benefit from income taxes	$(15)	$(482)	$467	(97)%
Effective tax rate	*	1%

*Less than 1%

The decrease in benefit from income taxes for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to our expanding international footprint and the partial release of the valuation allowance in the second quarter of 2019 as a result of the Usabilla acquisition.

Seasonality

We have historically experienced seasonality in terms of when we enter into subscription agreements with customers. We typically enter into a lower percentage of agreements with new customers, as well as renewal agreements with existing customers, during the summer months and during the holiday season in the second and fourth quarter of each year.

Liquidity and Capital Resources

As of June 30, 2020 and December 31, 2019, our principal sources of liquidity were cash and cash equivalents totaling $176.8 million and $131.0 million, respectively, all of which were bank deposits as well as cash to be received from customers and cash available under our credit facilities.

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

A significant majority of our customers pay in advance for annual subscriptions, which is a substantial source of cash. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which we recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2020 and December 31, 2019, we had deferred revenue of $159.5 million and $141.0 million, respectively, a substantial majority of which we expect to record as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$26,095	$21,712
Net cash used in investing activities	(5,143)	(59,999)
Net cash provided by financing activities	26,261	39,155
Effects of exchange rate changes on cash	(1,090)	(55)
Net increase in cash, cash equivalents and restricted cash	$46,123	$813

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

During the six months ended June 30, 2020, cash provided by operating activities was $26.1 million, primarily due to our net loss of $47.2 million, adjusted for non-cash charges of $69.2 million and net cash inflows of $4.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by an $18.7 million increase in deferred revenue and a $5.7 million increase in accounts payable and accrued liabilities, offset by cash used for operating leases of $7.7 million, prepaid expenses and other assets of $6.7 million, a decrease in accrued compensation of $4.4 million, and an increase in accounts receivable of $1.5 million.

During the six months ended June 30, 2019, cash provided by operating activities was $21.7 million, primarily due to our net loss of $36.3 million, adjusted for non-cash charges of $55.9 million and net cash inflows of $2.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by an $18.6 million increase in deferred revenue and a $2.0 million increase in accounts payable and accrued liabilities, partially offset by cash used for prepaid expenses and other assets of $3.4 million, accrued compensation of $6.3 million and operating lease liabilities of $6.7 million, and a decrease in accounts receivable of $2.1 million.

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

Net cash used in investing activities during the six months ended June 30, 2020 of $5.1 million was primarily attributable to cash used for the development of internal-use software $5.3 million that is capitalized and purchases of property and equipment of $0.8 million, which was partially offset by proceeds from the sale of investment in privately-held company of $1.0 million.

Net cash used in investing activities during the six months ended June 30, 2019 of $60.0 million was primarily attributable to the cash paid for our acquisition of Usabilla of $53.1 million, purchases of property and equipment of $1.3 million to support additional office space and headcount, and the capitalization of internal-use software costs of $6.5 million associated with the development of additional features and functionality of our platform, which was partially offset by proceeds from the sales of investment in privately-held companies and other property of $1.0 million.

Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended June 30, 2020 of $26.3 million was primarily attributable to proceeds from the exercise of stock options of $24.3 million and shares purchased under our employee stock purchase plan of $3.1 million, partially offset by the principal payments on our credit facilities of $1.1 million.

Cash provided by financing activities during the six months ended June 30, 2019 of $39.2 million was primarily attributable to proceeds from the exercise of stock options of $37.6 million and shares purchased under our employee stock purchase plan of $2.7 million, partially offset by the principal payments on our credit facilities of $1.1 million.

Contractual Obligations

Our principal commitments consist of obligations under our credit facilities and operating leases for office space. As of June 30, 2020, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
Credit facilities(1)	$216,150	$1,100	$2,200	$2,200	$2,200	$2,200	$206,250
Interest payments on credit facilities(1)	43,540	4,259	8,384	8,298	8,211	8,148	6,240
Operating leases(2)	117,452	7,036	14,090	13,953	13,468	13,225	55,680
Purchase commitments(3)	29,029	7,182	7,687	6,882	5,164	2,114	—
Total contractual obligations	$406,171	$19,577	$32,361	$31,333	$29,043	$25,687	$268,170

(1)

Represents the principal balances and related interest payments to be paid in connection with our 2018 Credit Facility. Interest payments on our 2018 Credit Facility are based upon the applicable interest rates as of June 30, 2020 and are subject to change in future periods. For additional information regarding our credit facilities, see Note 10 of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(2)

Primarily consists of future non-cancelable minimum rental payments under operating leases for our corporate headquarters and our other facilities. The amounts above exclude expected sublease payments to be received of approximately $7.3 million. For additional information regarding our operating lease obligations, see Note 8 of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(3)	Primarily consists of open non-cancellable purchase orders for data center hosting services and the procurement of goods and services in the ordinary course of business.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below. There have been no material changes to our critical accounting policies and estimates for the three months ended June 30, 2020, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. To date, we have not entered into any material derivative financial instruments. During the three and six months ended June 30, 2020 and 2019, we did not have any material amount of derivative financial instruments. A hypothetical 10% change in foreign currency exchange rates for the three and six months ended June 30, 2020 applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $176.8 million and $131.0 million, respectively, which consisted primarily of bank deposits. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of June 30, 2020, a hypothetical 10% change in interest rates would not have had a material impact on our financial statements.

As of June 30, 2020 and December 31, 2019, we had borrowings under our credit facilities comprising of $216.2 million and $217.3 million aggregate principal value, respectively. Loans under the credit facilities accrue interest based upon, at our option, either at an ABR or a Eurocurrency rate, in each case plus an applicable margin. As of June 30, 2020, a 100 basis point increase in the ABR would result in an increase in interest payments on our debt of $0.1 million.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations and financial condition could be adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment. In addition, the impacts of COVID-19 and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly, and additional impacts may arise that we are not currently aware of.

Risks Related to Our Business

Our business depends on our ability to retain and upgrade customers, and any decline in renewals or upgrades could adversely affect our business, results of operations and financial condition.

Our business depends upon our ability to maintain and expand our relationships with our users. Customers can choose between monthly or annual subscriptions, and customers are not obligated to and may not renew their paid subscriptions after their existing plans expire. As a result, we cannot assure that customers will renew their paid plans utilizing the same tier of our products and solutions or upgrade to our premium products or solutions. Renewals of paid plans may decline or fluctuate because of several factors, such as dissatisfaction with our products, solutions or support, a user no longer having a need for our products or reducing IT spending, such as in response to the COVID-19 pandemic, or the perception that competitive products are better or less expensive options. As our customer base continues to grow, even if our customer retention rates remain the same on a percentage basis, the absolute number of customers we lose each month will increase. We must continually add new customers to replace customers whose accounts are cancelled or terminated and to grow our business beyond our current user base, which may involve significantly higher marketing expenses than we currently anticipate.

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

Additionally, many of our users initially register to use our free basic survey product. We strive to demonstrate the value of our products to our registered users, thereby encouraging them to convert to paying users through end-of-survey marketing. We have over 17 million active users, of which approximately 781,000 are currently paying users. The actual number of unique users may be lower than we report as one person could count as multiple, active users or paying users. For example, if an individual paying user also had a designated seat in a SurveyMonkey Enterprise deployment, we would count that person as two paying users. As a result, we may have fewer unique users that we may be able to convert, upsell or cross-sell. Our inability to determine the number of our unique users is a limitation in the data that we measure and may adversely affect our understanding of certain aspects of our business and make it more challenging to manage our business. A majority of our active users may never convert to a paying user, and if we are unable to convert free users to paying users, our business, results of operations and financial condition could suffer.

In the event that we are unable to attract and retain customers, convert unpaid users to customers, and develop and expand relationships with organizational customers, our business, results of operations and financial condition may be adversely affected.

Our revenue growth rate has fluctuated in recent periods and may slow in the future.

We have a history of delivering revenue growth and positive cash flow from operations. However, our rates of revenue growth have fluctuated, and may slow in the future. Many factors may contribute to declines in our growth rates, including higher market penetration, increased competition, slowing demand for our survey platform, a failure by us to continue capitalizing on growth opportunities, the maturation of our business, and impacts resulting from the recent COVID-19 pandemic, among others. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our growth rates decline, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.

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

As a substantial portion of our sales efforts are increasingly targeted at prospective customers for SurveyMonkey Enterprise, we face greater costs, longer sales cycles and less predictability in the completion of some of our sales. In this market, the customer’s decision to use our products may be an enterprise-wide decision, in which case these types of sales require us to provide greater levels of customer education to familiarize these customers with the uses, features and benefits of our products and purpose-built solutions, as well as education regarding our security and governance practices and compliance with privacy and data protection laws and regulations, especially for those customers in more heavily-regulated industries. In addition, larger enterprises may demand more support services and features, which puts additional pressure on our support and success organizations to satisfy the increased support required for our customers. Further, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional survey platform resources to paying users in order to familiarize these new customers with our value proposition, or require us to hire additional support personnel, which could increase our costs, lengthen our sales cycle and divert our own sales and professional services resources to a smaller number of larger customers, while potentially requiring us to delay revenue recognition on some of these transactions. These significant expenditures in time and money may not result in a sale. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of our products and solutions to our customers. If a customer is not satisfied with the quality or interoperability of our products and solutions with their own IT environment, we could incur additional costs to address the situation, which could adversely affect our margins. Moreover, any customer dissatisfaction with our products and solutions, or a failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could damage our ability to encourage broader adoption of our products by that customer and generate positive recommendations to other potential users. In addition, any negative publicity resulting from such situations, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

We may not succeed in building a significant and effective salesforce, and we may fail to manage our sales channels effectively.

While a growing portion of our revenue in recent periods has been derived from our sales efforts, we are investing in building and developing a larger and more robust salesforce, particularly internationally where our brand is less well known, but we may not be as successful as we anticipate. Our limited experience selling directly to small, medium and large organizations through our salesforce may impede our future growth. Further, our ability to manage a larger direct salesforce is uncertain. Identifying and recruiting additional qualified sales personnel and training them requires significant time, expense and attention. In addition, many organizations undertake a significant evaluation and negotiation process, which can lengthen our sales cycle, and some organizations demand more specialized features on our survey platform. We may spend substantial time, effort and money on sales efforts without any assurance that our efforts will produce any sales. As a result, our sales efforts may lead to greater unpredictability in our business, results of operations and financial condition.

Additionally, we have global partners who broaden the scope of our SurveyMonkey Audience market research solution by providing access to additional panelists around the world. Our partners are generally in nonexclusive agreements with us, are not subject to minimum obligations and may be terminated at any time without cause. If we fail to manage our sales efforts successfully or they otherwise fail to perform as we anticipate, it could reduce our sales and increase our expenses, as well as weaken our competitive position.

Any significant disruption in service or security on our websites or in our systems could result in a loss of users, damage to our reputation and harm to our business.

Our brand, reputation and ability to attract and retain users and customers depend in part upon the reliable performance of our network infrastructure, websites, other systems and those of third-party service providers. We have experienced, and may in the future experience, interruptions in these systems, including server failures that temporarily impair or disable the performance of our websites due to a variety of factors, such as infrastructure changes, human or software errors, capacity constraints and denial of service or fraud or security attacks. In some instances, we may not be able to rectify or even identify the cause or causes of these site performance problems within an acceptable period of time. As our solutions become more complex and our user traffic increases, we expect that it will become increasingly challenging to maintain and improve the performance of our products and solutions, especially during peak usage times. If our products are unavailable to users or fail to function as quickly as users expect, it could result in reduced customer satisfaction and reduced attractiveness of our products to customers. This in turn could lead to decreased sales to new customers, harm our ability to retain existing customers and the issuance of service credits or refunds, any of which could hurt our business, results of operations and financial condition.

We expect to continue to make significant investments to build new products and enhance the features and functionality of our existing products and solutions. To the extent that we do not effectively address capacity constraints, upgrade our systems and data centers as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed. Further, even if we are able to upgrade our systems, any such expansion will be expensive and complex, requiring management time and attention. Additionally, problems with the reliability or security of our systems, including unauthorized access to, or improper use of, the information of our users, could harm our reputation and negatively affect our business. Affected users could also initiate legal or regulatory action against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices.

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

Our products collect, process, store, share, disclose and use customers’ and respondents’ information and communications, some of which may be private. We also work with third-party vendors to process credit card payments by our customers and are thus subject to payment card association operating rules, and rely on the availability and certain security measures of our third-party payment processors. We also process and retain sensitive information and other data relating to our business, such as employees’ personal information and our confidential information. We anticipate to continue to expend significant amounts in an effort to reduce the risk of security breaches and other security incidents. We are vulnerable to software bugs, computer viruses, break-ins, phishing attacks, employee errors or malfeasance, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or confidential information. It is virtually impossible for us to entirely mitigate the risk of breaches of our survey platform or other security incidents affecting our products, internal systems, networks or data. In addition, the functionality of our products may be disrupted by third parties, including disgruntled employees, former employees or contractors. The security measures we use internally, and have integrated into our products, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to protect against certain attacks. Additionally, we may face delays in identifying or responding to security breaches or other security incidents. With the increase in personnel working remotely during the COVID-19 pandemic, we and our service providers are at increased risk for security breaches.  We are taking steps to monitor and enhance the security of our platform, systems, IT infrastructure, networks, and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our platform or any systems, IT infrastructure, networks, or data upon which we rely. If we or any of our vendors experience or are believed to have experienced any compromises to security that result in site performance or availability problems, the complete shutdown of our websites or the actual or perceived loss or unauthorized disclosure or use of confidential information, such as credit card information, personal health information, trade secrets or other proprietary information, our users may be harmed or lose trust and confidence in us and choose to decrease the use of our products, which would cause us to suffer reputational and financial harm.

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

We have incurred substantial indebtedness, and as of June 30, 2020, our total aggregate indebtedness was approximately $216.2 million of principal outstanding. We also have, and will continue to have, significant lease obligations. As of June 30, 2020, our total aggregate obligations under our long-term leases was $117.5 million. Our payments on our outstanding indebtedness and lease obligations are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, including the recent global economic downturn as a result of the COVID-19 pandemic, since our cash flows would decrease but our required payments under our indebtedness and lease obligations would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit facilities and agreements governing our other indebtedness and lease obligations and may impact our ability to pay or refinance our indebtedness or lease obligations as they come due, which would adversely affect our business, results of operations and financial condition.

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

The scope and complexity of our business have also increased significantly. The growth and expansion of our business creates significant challenges for our management, operational and financial resources. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations. To effectively manage our growth, we must continue to improve our operational, financial and management processes and systems and to effectively expand, train and manage our employee base, and in the near term, do so remotely during the COVID-19 pandemic. As our organization continues to grow and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and solutions. This could negatively affect our business performance.

We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of June 30, 2020, approximately 34% of our employees had been with us for less than one year and approximately 29% for more than one year but less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other internet, software and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-hiring, especially given overall macroeconomic risks and the current impact of the COVID-19 pandemic, or over-compensating employees and the challenges of integrating a growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have expanded our operating and financing lease obligations and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, especially remotely, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be adversely affected.

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

We have worked to develop a strong culture around our team, which we refer to as the troop, and which is built on four key pillars of celebrating curiosity, maintaining a diverse, collaborative and inclusive work environment, seeking to positively influence our industry and community, and delivering value to our customers. We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Preservation of our corporate culture is also made more difficult as the majority of our work force has been working from home in connection with restrictions placed upon businesses due to the COVID-19 pandemic. A long-term continuation of these restrictions could, among other things, negatively impact employee morale and productivity. Our headcount growth may result in a change to our corporate culture, which could harm our business.

We depend on our talent to grow and operate our business, and if we are unable to hire, integrate, develop, motivate and retain our personnel, we may not be able to grow effectively.

Our future success depends, in part, on our ability to identify, hire, integrate, develop, motivate and retain top talent, including senior management, engineers, designers, product managers, sales representatives and customer support representatives. Our ability to execute efficiently is dependent upon contributions from all of our employees, in particular our senior management team. As we continue to grow, we cannot guarantee we will continue to attract or retain the personnel we need to maintain our competitive position. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources, particularly for engineers, is intense, and competition for the facilities to house our employees is also intense, especially in the San Francisco Bay Area where our headquarters is located. We may need to invest significant amounts of cash and equity for new and existing employees and we may never realize returns on these investments, and we also are investing heavily in our facilities. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed. The loss of one or more of our key employees, and any failure to have in place and execute an effective succession plan for key executives, could seriously harm our business. Employees may be more likely to leave us if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value. Additionally, if our senior management team, including any new hires that we may make, fails to work together effectively or to execute on our plans and strategies on a timely basis, our business could be harmed.

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

For example, the European Union has enacted the GDPR, which became effective in May 2018 and the State of California has enacted the California Consumer Privacy Act 2018 (“CCPA”) which became effective on January 1, 2020. The GDPR and CCPA require greater compliance efforts for companies with users or operations in the European Union and/or California and provides for fines of: in the case of the GDPR, up to the greater of €20,000,000 or 4% of global annual revenue for noncompliance; or in the case of the CCPA, up to $2,500 per violation or $7,500 for each intentional violation, as well as a private right of action for certain failures to implement and maintain reasonable security measures.

In the United States, the federal government and many state governments have reviewed and are reviewing the need for greater regulation of the collection, processing, storage, sharing, disclosure, use and security of information concerning consumer behavior with respect to online services, including regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. This review may result in new laws or the promulgation of new regulations or guidelines. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from internet browsers, the ability to delete information of minors and new data breach notification requirements. California has also adopted privacy guidelines with respect to mobile applications and in 2018 enacted the CCPA. The CCPA requires covered companies to provide new disclosures to California consumers, and affords such consumers rights to access and delete personal information and new abilities to opt-out of certain sales of personal information, among other things. The CCPA became enforceable on July 1, 2020. Laws similar to the CCPA have also been proposed in other states, and one state, Nevada, has implemented a law imposing obligations similar to the CCPA. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. We cannot yet predict the full impact of the CCPA or these other laws or regulations on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Additionally, we historically have participated in the EU-U.S. Privacy Shield and a related program, the Swiss-U.S. Privacy Shield, and made use of certain model clauses approved by the European Commission (the “SCCs”), with regard to certain transfers of personal data from the European Economic Area (“EEA”) to the United States.  Both the EU-U.S. Privacy Shield Framework and SCCs have been subject to legal challenge, however, and on July 16, 2020, the Court of Justice of the European Union (“CJEU”) issued a decision that invalidated the EU-U.S. Privacy Shield and imposed additional obligations on companies when relying on the SCCs. This CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States. We are analyzing the impacts of this decision, and we may find it necessary or appropriate to take different or additional steps with respect to transfers of personal data, which may result in increased costs of compliance and limitations on our customers and us. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA or Switzerland. We may experience reluctance or refusal by current or prospective European customers to use our survey platform or other solutions, and we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

Outside the European Union and the United States, a number of countries have adopted or are considering privacy laws and regulations, including laws and regulations requiring local storage and processing of data, that may result in greater compliance efforts. In addition, government agencies and regulators have reviewed, are reviewing and will continue to review the personal data practices of certain online companies. If we are unable to comply with any such reviews or decrees that result in recommendations or binding changes, or if the recommended changes result in degradation of our products, our business could be harmed.

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

In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy, spam, data storage, data protection, local storage or processing of data, content regulation, cybersecurity, intellectual property infringement, consumer rights, government access to personal information and other matters that may be applicable to our business. Compliance with these laws may require substantial investment or may provide technical challenges for our business. More countries are enacting and enforcing laws related to the appropriateness of content and enforcing those and other laws by blocking access to services that are found to be out of compliance. It is also likely that as our business grows, evolves and an increasing portion of our business shifts to mobile and our solutions are used in a greater number of countries and additional groups, we will become subject to laws and regulations in additional jurisdictions. Users of our site and our solutions could also abuse or misuse our survey platform and other products in ways that violate laws or cause damage to our business. It is difficult to predict how existing laws will be applied to our business and whether we will become subject to new laws or legal obligations that will impact our business.

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

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable, which may be impacted further by the COVID-19 pandemic and governmental responses thereto;
•	difficulties in staffing, managing and operating our international operations, including difficulties related to administering our equity incentive plan in some foreign countries;
•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;
•	seasonal reductions in business activity in the summer months in Europe and in other periods in other countries;
•	costs and delays associated with developing software and providing support in multiple languages; and
•	political unrest, war or terrorism, or regional natural disasters or pandemics (including the recent outbreak of COVID-19), particularly in areas in which we have facilities.

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

We conduct our business in over 190 countries and territories around the world and a significant portion of our transactions outside of the United States are denominated in foreign currencies. As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates and any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our operating margins. Exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability and hinder our ability to predict our future results and earnings. For example, because we recognize revenue over time, exchange rate fluctuations at one point in time may have a negative impact in future quarters. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition. Additionally, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During the three and six months ended June 30, 2020 and 2019, we did not have any material amount of derivative financial instruments.

Expansion into international markets is important for our growth, and as we expand internationally, we will face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs and hinder such growth.

Continuing to expand our business to attract users in countries other than the United States is a critical element of our business strategy. An important part of targeting international markets is increasing our brand awareness and developing offerings that are localized and customized for the users in those markets. We have a limited operating history as a company outside of the United States. We expect to continue to devote significant resources to international expansion through acquisitions and partnerships, the establishment of additional offices and increasing our foreign language offerings. Our ability to expand our business and to attract talented employees and users in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including but not limited to risks associated with recruiting and retaining talented and capable management and employees in foreign countries; challenges caused by distance, time zone, language and cultural differences; developing and customizing products and solutions that appeal to the tastes and preferences of users in international markets; competition from local survey providers with significant market share in those markets and with a better understanding of user preferences; reliance on third parties and partnerships to provide product support and services that we do not resource directly outside of the United States, such as panelists for SurveyMonkey Audience; protecting and enforcing our intellectual property rights; the inability to extend proprietary rights in our brand, content or technology into new jurisdictions; compliance with applicable foreign laws and regulations, including privacy and data protection laws and laws relating to content; credit risk and higher levels of payment fraud; currency exchange rate fluctuations; protectionist laws and business practices that favor local businesses in some countries; foreign tax consequences; foreign exchange controls or U.S. tax restrictions that might restrict or prevent us from repatriating income earned in countries outside of the United States; political, economic and social instability; higher costs associated with doing business internationally; export or import regulations; and trade and tariff restrictions.

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

We have incurred net losses on an annual basis since our reincorporation. We incurred net losses of approximately $22.9 million and $47.2 million during the three and six months ended June 30, 2020, respectively, and $18.5 million and $36.3 million during the three and six months ended June 30, 2019, respectively. We had an accumulated deficit of approximately $449.9 million as of June 30, 2020. As we strive to grow our business, we expect expenses to increase in the near term, particularly as we continue to make investments to scale our business. For example, we are actively investing in our sales team, and we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. We also expect our research and development expenses to increase as we continue to hire employees for our engineering, product and design teams to support these efforts. In addition, we will incur additional general and administrative expenses to support both our growth as well as our operations as a publicly traded company. These investments may not result in increased revenue or growth in our business. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our survey platform, the entry of competitive survey platforms or other products or the success of existing competitive products and solutions. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business, results of operations and financial condition would be adversely affected.

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

In December 2019, a novel coronavirus disease (COVID-19) was reported in China and in March 2020 the World Health Organization declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of the disease, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate, which could negatively impact our business. For example, in response to the COVID-19 pandemic, we have suspended all business-related travel and instituted work-from-home procedures in accordance with government mandated shelter-in-place guidelines. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles or create operational or other challenges, any of which could harm our business, results of operations and financial condition. For example, we have experienced an increase in attrition rates and impact to our sales cycle length, particularly among customers in segments and industries more severely impacted by the ongoing effects of the COVID-19 pandemic, such as travel and hospitality, and these conditions can affect the rate of IT spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts all of which could adversely affect our future sales and operating results. In addition, the disease itself may impact the health and productivity of our workforce if infection rates continue to rise and the COVID-19 pandemic may disrupt the operations of our customers, partners and other third-party providers for an indefinite period of time, including as a result of travel restrictions and business shutdowns, all of which could negatively impact our business, results of operations and financial condition. It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

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

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to deferred commissions, stock-based compensation, business combination valuation of goodwill and acquired intangible assets and incremental borrowing rate for leases, or IBR. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets, and while we are not aware of any specific event or circumstance that would require an update to our estimates, judgments or assumptions, they may change in the future. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Shares of our capital stock outstanding as of June 30, 2020 are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our insiders and subject to periodic “blackout” periods, or held by our “affiliates” as defined in Rule 144 under the Securities Act and except for restricted stock awards issued in connection with our acquisition of Usabilla.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-38664	3.1	February 26, 2019
3.2	Third Amended and Restated Bylaws of the Registrant.	S-1	333-227099	3.4	August 29, 2018
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-227099	4.1	September 13, 2018
10.1*	John S. Schoenstein Sales Compensation Plan.
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan.
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

SVMK Inc.

Date: August 7, 2020	By:	/s/ Deborah L. Clifford
Deborah L. Clifford
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)