Form 10-Q
period 2020-09-30
SVMK Inc.
filed 2020-11-06
CIK 1739936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares of registrant’s common stock outstanding as of November 2, 2020 was: 142,213,484.

SVMK Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2020

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SVMK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except par value)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$206,334	$131,035
Accounts receivable, net of allowance of $599 and $162	20,434	17,795
Deferred commissions, current	4,630	3,078
Prepaid expenses and other current assets	8,673	9,382
Total current assets	240,071	161,290
Property and equipment, net	22,510	35,072
Operating lease right-of-use assets	58,496	63,904
Capitalized internal-use software, net	29,802	33,156
Acquisition intangible assets, net	23,697	33,150
Goodwill	465,602	462,927
Deferred commissions, non-current	8,464	5,384
Other assets	8,781	9,376
Total assets	$857,423	$804,259
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,752	$2,677
Accrued expenses and other current liabilities	15,715	16,077
Accrued compensation	25,693	24,031
Deferred revenue, current	164,282	139,990
Operating lease liabilities, current	8,091	8,381
Debt, current	1,900	1,900
Total current liabilities	221,433	193,056
Deferred revenue, non-current	776	1,015
Deferred tax liabilities	5,480	4,870
Debt, non-current	212,191	213,616
Operating lease liabilities, non-current	76,340	82,668
Other non-current liabilities	9,402	7,050
Total liabilities	525,622	502,275
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock ($0.00001 par value; 100,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.00001 par value; 800,000 shares authorized; 142,199 and 136,054 shares issued and outstanding)	1	1
Additional paid-in capital	806,002	705,143
Accumulated other comprehensive income (loss)	1,807	(444)
Accumulated deficit	(476,009)	(402,716)
Total stockholders’ equity	331,801	301,984
Total liabilities and stockholders’ equity	$857,423	$804,259

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Revenue	$95,429	$79,317	$274,635	$223,097
Cost of revenue(1)(2)	21,899	19,626	62,852	56,203
Gross profit	73,530	59,691	211,783	166,894
Operating expenses:
Research and development(1)	30,068	22,718	83,196	65,931
Sales and marketing (1)(2)	43,875	30,926	128,544	86,665
General and administrative(1)	22,181	20,992	65,452	61,294
Restructuring	—	—	—	(66)
Total operating expenses	96,124	74,636	277,192	213,824
Loss from operations	(22,594)	(14,945)	(65,409)	(46,930)
Interest expense	2,379	3,572	7,887	10,878
Other non-operating income, net	(143)	(887)	(1,277)	(3,441)
Loss before income taxes	(24,830)	(17,630)	(72,019)	(54,367)
Provision for (benefit from) income taxes	1,289	(1,320)	1,274	(1,802)
Net loss	$(26,119)	$(16,310)	$(73,293)	$(52,565)
Net loss per share, basic and diluted	$(0.19)	$(0.12)	$(0.53)	$(0.40)
Weighted-average shares used in computing basic and diluted net loss per share	141,034	133,417	138,907	130,434

(1)       Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$1,222	$718	$3,229	$2,805
Research and development	8,322	5,468	22,275	15,863
Sales and marketing	5,912	2,918	15,096	8,714
General and administrative	6,150	5,678	17,979	17,665
Stock-based compensation, net of amounts capitalized	$21,606	$14,782	$58,579	$45,047

(2)      Includes amortization of acquisition intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$1,800	$1,557	$5,813	$3,448
Sales and marketing	1,270	964	3,983	2,267
Amortization of acquisition intangible assets	$3,070	$2,521	$9,796	$5,715

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(26,119)	$(16,310)	$(73,293)	$(52,565)
Other comprehensive loss:
Foreign currency translation gains (losses)(1)	3,140	(2,950)	2,251	(2,162)
Total other comprehensive income (loss)(1)	3,140	(2,950)	2,251	(2,162)
Total comprehensive loss	$(22,979)	$(19,260)	$(71,042)	$(54,727)

(1)	Net of tax effect which was not material.

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended September 30, 2020

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
June 30, 2020	140,238	$1	$772,313	$(1,333)	$(449,890)	$321,091
Common stock issued upon vesting of restricted stock units	1,138	—	—	—	—	—
Common stock issued upon stock option exercise	823	—	11,877	—	—	11,877
Stock-based compensation expense	—	—	21,812	—	—	21,812
Comprehensive income	—	—	—	3,140	—	3,140
Net loss	—	—	—	—	(26,119)	(26,119)
September 30, 2020	142,199	$1	$806,002	$1,807	$(476,009)	$331,801

For the three months ended September 30, 2019

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
June 30, 2019	132,776	$1	$654,857	$501	$(365,830)	$289,529
Common stock issued upon vesting of restricted stock units	1,080	—	—	—	—	—
Common stock issued upon stock option exercise	362	—	4,348	—	—	4,348
Common stock issued in connection with acquisition	376	—	6,112	—	—	6,112
Stock-based compensation expense	—	—	15,640	—	—	15,640
Comprehensive loss	—	—	—	(2,950)	—	(2,950)
Net loss	—	—	—	—	(16,310)	(16,310)
September 30, 2019	134,594	$1	$680,957	$(2,449)	$(382,140)	$296,369

For the nine months ended September 30, 2020

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2019	136,054	$1	$705,143	$(444)	$(402,716)	$301,984
Common stock issued upon vesting of restricted stock units	3,134	—	—	—	—	—
Common stock issued upon stock option exercise	2,743	—	37,506	—	—	37,506
Common stock issued under employee stock purchase plan	268	—	3,082	—	—	3,082
Stock-based compensation expense	—	—	60,271	—	—	60,271
Comprehensive income	—	—	—	2,251	—	2,251
Net loss	—	—	—	—	(73,293)	(73,293)
September 30, 2020	142,199	$1	$806,002	$1,807	$(476,009)	$331,801

For the nine months ended September 30, 2019

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2018	125,818	$1	$551,937	$(287)	$(332,268)	$219,383
Cumulative-effect adjustment upon adoption of ASC 842	—	—	—	—	2,693	2,693
Common stock issued upon vesting of restricted stock units	2,860	—	—	—	—	—
Common stock issued upon stock option exercise	3,319	—	41,986	—	—	41,986
Common stock issued in connection with acquisitions	2,320	—	36,204	—	—	36,204
Common stock issued under employee stock purchase plan	261	—	2,662	—	—	2,662
Stock-based compensation expense	—	—	47,936	—	—	47,936
Comprehensive loss	—	—	—	(2,162)	—	(2,162)
Other	16	—	232	—	—	232
Net loss	—	—	—	—	(52,565)	(52,565)
September 30, 2019	134,594	$1	$680,957	$(2,449)	$(382,140)	$296,369

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(73,293)	$(52,565)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,328	32,468
Non-cash leases expense	9,958	9,185
Stock-based compensation expense, net of amounts capitalized	58,579	45,047
Deferred income taxes	608	(1,866)
Provision for doubtful accounts	1,156	309
Gain on sale of a private company investment	(1,001)	(1,001)
Other	1,834	143
Changes in assets and liabilities:
Accounts receivable	(3,929)	(1,382)
Prepaid expenses and other assets	(6,900)	(2,908)
Accounts payable and accrued liabilities	5,851	5,955
Accrued compensation	1,689	(1,401)
Deferred revenue	24,242	23,486
Operating lease liabilities	(11,135)	(10,237)
Net cash provided by operating activities	43,987	45,233
Cash flows from investing activities
Acquisition, net of cash acquired	—	(114,603)
Purchases of property and equipment	(772)	(2,026)
Capitalized internal-use software	(7,051)	(9,593)
Proceeds from sale of a private company investment and other	1,095	1,001
Net cash used in investing activities	(6,728)	(125,221)
Cash flows from financing activities
Proceeds from stock option exercises	37,301	41,846
Proceeds from employee stock purchase plan	3,082	2,662
Repayment of debt	(1,650)	(1,650)
Net cash provided by financing activities	38,733	42,858
Effect of exchange rate changes on cash	(957)	(435)
Net increase in cash, cash equivalents and restricted cash	75,035	(37,565)
Cash, cash equivalents and restricted cash at beginning of period	131,683	154,371
Cash, cash equivalents and restricted cash at end of period	$206,718	$116,806
Supplemental cash flow data:
Interest paid for term debt	$7,386	$10,391
Income taxes paid	$709	$756
Non-cash investing and financing transactions:
Fair value of common stock issued as acquisition consideration	$—	$36,204
Stock compensation included in capitalized software costs	$1,692	$2,889
Lease liabilities arising from obtaining right-of-use assets, net	$—	$7,548
Derecognized financing obligation related to building due to adoption of ASC 842	$—	$92,009
Derecognized building due to adoption of ASC 842	$—	$71,781

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

Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of September 30, 2020, the statements of operations, comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. Such condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These condensed consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain other prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect our results of operations or operating, investing and financing cash flows.

These condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2020, the results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual periods.

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Related Party Transactions

Certain members of the Company’s Board of Directors (“Board”) serve as board members, are executive officers of and/or (in some cases) are investors in companies that are customers and/or vendors of the Company. The Company incurred related party expenses of $0.7 million and $2.7 million for the three and nine months ended September 30, 2020, respectively, and $0.6 million and $1.4 million during the three and nine months ended September 30, 2019, respectively.

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

Disaggregated revenue

Revenue by sales channel was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Self-serve revenue	$68,001	$61,348	$196,506	$179,038
Enterprise revenue	27,428	17,969	78,129	44,059
Revenue	$95,429	$79,317	$274,635	$223,097

Self-serve revenues are generated from products purchased independently through our website.

Enterprise revenues are generated from products sold to organizations through our sales team.

In addition, see Note 12 for information regarding the Company’s revenue by geographic area.

Deferred revenue

The Company recognized into revenue $70.3 million and $133.9 million during the three and nine months ended September 30, 2020, respectively, and $55.4 million and $95.3 million during the three and nine months ended September 30, 2019, respectively, that was included in the deferred revenue balances at the beginning of each respective period.

Transaction price allocated to the remaining performance obligations

As of September 30, 2020, future estimated revenue related to non-cancelable performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period was $183.3 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The Company records an allowance for credit losses based upon its assessment of various factors including the Company’s a) historical experience (including historical bad debt expense trends), the age of a customers’ accounts receivable balance, and a customers’ credit quality, b) expected losses over the remaining estimated contractual life of the receivable and c) other reasonable and supportable factors pertaining to a customers’ ability to pay (including consideration of current economic conditions). Amounts deemed uncollectible and expected credit losses are recorded to the allowance for doubtful accounts with an offsetting charge in the condensed consolidated statements of operations. The Company evaluated its allowance for credit losses using its consolidated gross accounts receivable balance as a single portfolio segment. Bad debt expense recognized in the condensed consolidated statements of operations was $0.4 million and $1.2 million during the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.3 million during the three and nine months ended September 30, 2019, respectively.

Other Non-Operating (Income) Expense

Other non-operating (income) expense, net consists primarily of interest income, net foreign currency exchange (gains) losses, gain on sale of private company investments, net realized gains and losses related to investments, and other. The components of other non-operating (income) expense recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest Income	$(141)	$(801)	$(620)	$(2,515)
Foreign currency (gains) losses, net	(151)	68	193	390
Gain on sale of a private company investment	—	—	(1,001)	(1,001)
Other (income) expense, net	149	(154)	151	(315)
Other non-operating income, net	$(143)	$(887)	$(1,277)	$(3,441)

In January 2017, the Company sold a private company investment that was accounted for using the cost method of accounting. The Company recognized an initial gain upon sale and was additionally entitled to receive contingent consideration to be received over three years following the close of the transaction. In each of the nine months ended September 30, 2020 and 2019, the Company received cash of $1.0 million, representing its share of the respective second and final installments of the earn-out payment, each of which was recognized as a gain on sale of a private company investment.

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Reference Rate Reform: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect this update will have a material impact on its condensed consolidated financial statements and related disclosures.

3. Cash and Cash Equivalents

As of September 30, 2020 and December 31, 2019, the following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$206,334	$131,035
Restricted cash included in prepaid expenses and other current assets	337	578
Restricted cash included in other assets	47	70
Total cash, cash equivalents and restricted cash	$206,718	$131,683

Included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions of $3.0 million and $1.6 million as of September 30, 2020 and December 31, 2019, respectively.

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The carrying amounts of the Company’s financial instruments, which generally include cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the fair value of the Company’s debt was approximately $215.1 million as of September 30, 2020 and was approximate to its carrying value as of December 31, 2019.

As of September 30, 2020 and December 31, 2019, respectively, the Company did not have any financial instruments accounted for pursuant to ASC 820.

5. Property and Equipment

As of September 30, 2020 and December 31, 2019, property and equipment consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Computer equipment	$15,846	$23,155
Leasehold improvements	54,079	55,224
Furniture, fixtures, and other assets	11,225	11,411
Gross property and equipment	81,150	89,790
Less: Accumulated depreciation	(58,640)	(54,718)
Property and equipment, net	$22,510	$35,072

Depreciation expense was $3.9 million and $12.5 million during the three and nine months ended September 30, 2020, respectively, and $4.3 million and $13.1 million during the three and nine months ended September 30, 2019, respectively.

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

The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the applicable acquisition date becomes available but does not exceed 12 months from the acquisition date. The measurement periods have closed for the acquisitions of Usabilla and GetFeedback as of September 30, 2020.

The Company has incurred incremental expenses related to the above acquisitions of $1.0 million for the Usabilla acquisition and $0.7 million for the GetFeedback acquisition, which were included in general and administrative expenses in the condensed consolidated statements of operations for the three months ended June 30, 2019 and September 30, 2019, respectively.

Balance Sheet and Statement of Operations Details

Capitalized internal-use software

As of September 30, 2020 and December 31, 2019, capitalized internal-use software consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Gross capitalized internal-use software	$68,699	$61,130
Less: Accumulated amortization	(38,897)	(27,974)
Capitalized internal use software, net	$29,802	$33,156

Amortization expense related to capitalized internal-use software was $3.7 million and $10.9 million during the three and nine months ended September 30, 2020, respectively, and $4.1 million and $11.5 million during the three and nine months ended September 30, 2019, respectively, and is included in cost of revenue in the condensed consolidated statements of operations.

Acquisition intangible assets, net

As of September 30, 2020 and December 31, 2019, intangible assets, net consisted of the following:

	September 30, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$25,685	$(13,380)	$12,305	$25,594	$(9,712)	$15,882
Trade name	2,766	(1,141)	$1,625	2,711	(763)	1,948
Developed technology	28,049	(18,282)	$9,767	27,547	(12,227)	15,320
Acquisition intangible assets, net	$56,500	$(32,803)	$23,697	$55,852	$(22,702)	$33,150

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Amortization expense was $3.1 million and $9.8 million during the three and nine months ended September 30, 2020, respectively, and $2.5 million and $5.7 million during the three and nine months ended September 30, 2019, respectively.

Future amortization expense

As of September 30, 2020, future amortization expense by year is expected to be as follows (in thousands):

(in thousands)	Capitalized internal-use software, net	Acquisition intangible assets, net
Remainder of 2020	$3,262	$2,799
2021	10,754	10,070
2022	6,767	5,056
2023	1,404	1,917
2024	—	1,667
Thereafter	—	2,188
Total amortization expense	$22,187	$23,697

Future capitalized internal-use software amortization excludes $7.6 million of costs which are currently in the development phase.

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of December 31, 2019	$462,927
Foreign currency translation	2,675
Balance as of September 30, 2020	$465,602

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

The 2018 Plan provides for annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of (i) 12,500,000 shares, (ii) 5% of the outstanding shares on the last date of the preceding year, and (iii) a lower amount determined by the plan administrator. As of September 30, 2020, 14,340,569 shares of common stock remain available for grant under the 2018 Plan.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following is a summary of restricted stock units for the current year period:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2019	6,975,994	$14.72	2.2
Granted	4,798,269	$19.32
Vested	(3,134,198)	$14.78
Forfeited/cancelled	(760,154)	$16.11
Unvested at September 30, 2020	7,879,911	$17.36	2.3

The following is a summary of stock option activity for the current year period:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2019	15,812,928	$14.67	$50,994	7.4
Granted	2,595,800	$21.47
Exercised	(2,743,310)	$13.67
Forfeited	(211,076)	$14.24
Expired	(26,327)	$14.60
Outstanding, vested and expected to vest at September 30, 2020	15,428,015	$15.99	$94,945	7.1
Vested and exercisable at September 30, 2020	9,950,434	$15.29	$67,821	6.3

The following is a summary of restricted stock awards for the current year period:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2019	299,798	$18.30	2.3
Vested	(124,916)
Unvested at September 30, 2020	174,882	$18.30	1.1

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value of Stock Options

The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected life (in years)	5.6	6.0	5.8	5.9
Risk-free interest rate	0.4%	1.5%	1.2%	2.3%
Volatility	52%	45%	48%	46%
Dividend yield	—%	—%	—%	—%
Fair value of common stock	$24.10	$18.37	$21.47	$13.95

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

Except for the initial offering period, the ESPP provides for 24-month offering periods beginning May 22 and November 22 of each year, and each offering period will consist of four six-month purchase periods. The initial offering period began on September 25, 2018 and will end on November 22, 2020. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date, or (2) the fair market value of its common stock on the purchase date. During the nine months ended September 30, 2020, the Company’s employees purchased 267,757 shares of its common stock under the ESPP at a weighted average purchase price of $11.51 with proceeds of $3.1 million. During the nine months ended September 30, 2019, the Company’s employees purchased 260,991 shares of its common stock under the ESPP with a weighted average purchase price of $10.20 with proceeds of $2.7 million.

As of September 30, 2020, 4,518,860 shares of common stock remain available for issuance under the ESPP.

The Company used Black-Scholes-Merton option pricing model to estimate the fair value of ESPP purchase rights granted using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected life (in years)	n/a	n/a	1.3	1.2
Risk-free interest rate	n/a	n/a	0.2%	2.3%
Volatility	n/a	n/a	58%	43%
Dividend yield	n/a	n/a	—%	—%
Fair value of common stock	n/a	n/a	$19.81	$16.98

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$1,222	$718	$3,229	$2,805
Research and development	8,322	5,468	22,275	15,863
Sales and marketing	5,912	2,918	15,096	8,714
General and administrative	6,150	5,678	17,979	17,665
Stock-based compensation expense, net of amounts capitalized	21,606	14,782	58,579	45,047
Capitalized stock-based compensation expense	206	858	1,692	2,889
Stock-based compensation expense	$21,812	$15,640	$60,271	$47,936

As of September 30, 2020, unamortized stock-based compensation was as follows:

	Unrecognized stock-based compensation (in thousands)	Weighted average vesting period (in years)
Restricted stock units (service-based)	$118,953	2.5
Restricted stock units (performance-based)(1)	1,604	0.9
Stock options	40,471	2.3
Restricted stock awards	1,875	1.1
ESPP	2,577	1.2
Total unrecognized stock-based compensation	$165,480

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

401(k) Plan

In the United States, the Company offers its employees a defined contribution plan that qualifies as a deferred salary arrangement under Section 401 of the U.S. Internal Revenue Code (“401(k) Plan”). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowed by the Internal Revenue Service. The Company currently provides a matching contribution of 25% of deferrals for eligible employees. Compensation expense for the Company's matching contributions was $1.1 million and $3.3 million during the three and nine months ended September 30, 2020, respectively, and $0.7 million and $2.3 million during the three and nine months ended September 30, 2019, respectively.

8. Leases

The Company leases certain equipment and facilities under operating leases which expire at various dates through 2028. The Company’s operating lease costs were as follows:

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost (gross lease expense)	$3,301	$3,228	$10,179	$9,295
Variable lease costs	$1,365	$1,519	$4,382	$4,956
Sublease income (including reimbursed expenses)	$1,357	$1,913	$3,936	$5,579

During each of the three and nine months ended September 30, 2020 and 2019, the Company’s short-term lease costs were nominal.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The weighted average remaining operating lease term was 7.9 years and 8.4 years as of September 30, 2020 and December 31, 2019, respectively.

The weighted average discount rate used to estimate operating lease liabilities was 7.5% and 7.4% as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, maturities of operating lease liabilities and sublease income, by year are as follows:

(in thousands)	Operating Lease Payments	Sublease Income
Remainder of 2020	$3,493	$1,076
2021	14,151	4,087
2022	14,015	1,481
2023	13,516	1,101
2024	13,245	—
Thereafter	55,724	—
Gross lease payments (income)	$114,144	$7,745
Less: Imputed interest	29,290
Less: Tenant improvement receivables	423
Total operating lease liabilities	$84,431

9. Commitments and Contingencies

Non-Cancellable Purchase Commitments

The Company enters into commitments under non-cancellable purchase orders for the procurement of goods and services in the ordinary course of business. As of September 30, 2020, expected payments under such commitments are as follows (in thousands):

Remainder of 2020	$3,187
2021	8,472
2022	7,401
2023	5,275
2024	2,115
Thereafter	—
Total purchase commitments	$26,450

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Letters of Credit

As of September 30, 2020, the Company had a standby letter of credit for $5.0 million which was issued in connection with the San Mateo facility.

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

10. Debt

As of September 30, 2020 and December 31, 2019 the carrying values of debt were as follows:

			September 30, 2020		December 31, 2019
	Issuance date	Maturity date	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
2018 Refinancing Facility Agreement	October 2018	October 2025	$215,600	3.9% - 5.4%	$217,250	5.3% - 6.3%
Less: Unamortized issuance discount and issuance costs, net			1,509		1,734
Less: Debt, current			1,900		1,900
Debt, non-current			$212,191		$213,616

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

The Company records debt discounts and issuance costs as a reduction to the associated current and long-term portions of the debt in the condensed consolidated balance sheets. The Company records debt discounts and issuance costs as a deferred asset when there is no associated debt liability. As of September 30, 2020, unamortized issuance discount and issuance costs of $0.4 million were included in prepaid expenses and other

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

current assets and $0.8  million were included in other assets. As of December 31, 2019, unamortized issuance discount and issuance costs of $0.4 million were included in prepaid expenses and other current assets and $1.0 million were included in other assets. The Company amortizes these costs using the straight-line method which approximates the effective interest rate method over the life of the loan. The amounts amortized are included in interest expense in the accompanying condensed consolidated statements of operations.

As of September 30, 2020, the Company had $70 million of borrowing available under the line of credit portion of the 2018 Credit Facility.

The Company’s obligations under the 2018 Credit Facility are guaranteed by certain of its subsidiaries and secured by liens on substantially all of the assets of the Company and such subsidiaries. The 2018 Credit Facility contains financial, affirmative and negative covenants that, if violated, may require the Company to pay down the loans earlier than the stated maturity dates with higher interest rates. As of September 30, 2020, the Company was compliant with all of its debt covenant requirements in the 2018 Credit Facility. The Company believes that it will continue to comply with the terms of the loan agreements through the stated maturity dates. However, if the Company’s projections do not materialize, the Company may require additional equity or debt financing. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

Principal and interest payments are due quarterly. As of September 30, 2020, future minimum payment obligations of principal amounts due by year under the 2018 Credit Facility were as follows, (in thousands):

Remainder of 2020	$550
2021	2,200
2022	2,200
2023	2,200
2024	2,200
Thereafter	206,250
Total principal outstanding	$215,600

11. Income Taxes

The Company recorded an income tax provision of $1.3 million for the three and nine months ended September 30, 2020, respectively. The Company recorded an income tax benefit of $1.3 million and $1.8 million for the three and nine months ended September 30, 2019, respectively. The increase in the Company’s income tax expense for the three and nine months ended September 30, 2020, relative to the respective prior periods, was primarily due to taxes incurred in connection with a taxable sale of intangible assets and the one-time partial release of the valuation allowance in 2019 as a result of the acquisitions.

The Company regularly evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during periods in which those temporary differences become deductible. As of September 30, 2020, the Company continues to maintain a valuation allowance on certain deferred tax assets in the United States and Ireland that are not realizable on a more likely than not basis.

The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. There were no material changes in gross unrecognized tax benefits during each of the three and nine months ended September 30, 2020 and 2019.

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

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Upon resolution of all appeals, the Company recorded a cumulative reduction to its deferred tax assets related to net operating losses of $9.0 million, offset by a corresponding valuation allowance release. In addition, the Company has commenced including stock-based compensation in its cost share allocation. Due to the full valuation allowance the Company has against its deferred tax assets in the United States and Ireland, the change does not have a material impact to its effective tax rate and income tax expense.

12. Geographical Information

Revenue by geography is generally based on the billing address of the customer. For purposes of its geographic revenue disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. The following table sets forth the percentage of revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	65%	65%	65%	64%
Rest of world	35%	35%	35%	36%

No other country outside of the United States comprised 10% or greater of the Company’s revenue for the three and nine months ended September 30, 2020 and 2019.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net loss	$(26,119)	$(16,310)	$(73,293)	$(52,565)
Denominator:
Weighted-average shares outstanding - basic and diluted	141,034	133,417	138,907	130,434
Net loss per common share - basic and diluted:	$(0.19)	$(0.12)	$(0.53)	$(0.40)

The Company was in a loss position for the periods presented. Accordingly, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Prior to application of the treasury stock method, share equivalents (comprising restricted stock units (including those that are performance-based), stock options, restricted stock awards, and shares issuable under the ESPP) excluded from the calculations of diluted net loss per share were 24.0 million during the three and nine months ended September 30, 2020, and 24.4 million during the three and nine months ended September 30, 2019.

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

We supplement our self-serve channel with a targeted sales effort to upsell organizations to SurveyMonkey Enterprise, to expand deployments of SurveyMonkey Enterprise within organizations and to cross-sell purpose-built solutions within organizations. We believe our existing user base represents a significant opportunity to expand our business and increase our revenue. As of September 30, 2020, we had approximately 803,000 paying users within more than 335,000 organizational domains. Within that population of organizational domains, we had approximately 7,700 customers with organization-level agreements with us and who purchased through our enterprise sales force as of September 30, 2020. We believe that paying users within organizational domains represent an opportunity to significantly increase conversion from individual subscriptions to our enterprise offerings.

As of September 30, 2020, over 90% of our trailing 12-month bookings were from organizational domain-based customers, which are customers who register with us using an email account with an organizational domain name, such as @surveymonkey.com, but excludes customers with email addresses hosted on widely used domains such as @gmail, @outlook or @yahoo. As of September 30, 2020, our dollar-based net retention rate for organizational domain-based customers was over 100%.

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

Paying users

	As of September 30,
	2020	2019
Paying users	803,224	713,217

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

Average revenue per paying user

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average revenue per paying user ("ARPU")	$478	$448	$480	$439

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

Free cash flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Free cash flow	$16,213	$19,764	$36,164	$33,614

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net cash provided by operating activities	$17,892	$23,521	$43,987	$45,233
Purchases of property and equipment	—	(691)	(772)	(2,026)
Capitalized internal-use software	(1,679)	(3,066)	(7,051)	(9,593)
Free cash flow	$16,213	$19,764	$36,164	$33,614

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue	$95,429	$79,317	$274,635	$223,097
Cost of revenue(1)(2)	21,899	19,626	62,852	56,203
Gross profit	73,530	59,691	211,783	166,894
Operating expenses:
Research and development(1)	30,068	22,718	83,196	65,931
Sales and marketing (1)(2)	43,875	30,926	128,544	86,665
General and administrative(1)	22,181	20,992	65,452	61,294
Restructuring	—	—	—	(66)
Total operating expenses	96,124	74,636	277,192	213,824
Loss from operations	(22,594)	(14,945)	(65,409)	(46,930)
Interest expense	2,379	3,572	7,887	10,878
Other non-operating income, net	(143)	(887)	(1,277)	(3,441)
Loss before income taxes	(24,830)	(17,630)	(72,019)	(54,367)
Provision for (benefit from) income taxes	1,289	(1,320)	1,274	(1,802)
Net loss	$(26,119)	$(16,310)	$(73,293)	$(52,565)

(1)	Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$1,222	$718	$3,229	$2,805
Research and development	8,322	5,468	22,275	15,863
Sales and marketing	5,912	2,918	15,096	8,714
General and administrative	6,150	5,678	17,979	17,665
Stock-based compensation, net of amounts capitalized	$21,606	$14,782	$58,579	$45,047

(2)	Includes amortization of acquisition intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$1,800	$1,557	$5,813	$3,448
Sales and marketing	1,270	964	3,983	2,267
Amortization of acquisition intangible assets	$3,070	$2,521	$9,796	$5,715

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	23%	25%	23%	25%
Gross profit	77%	75%	77%	75%
Operating expenses:
Research and development	32%	29%	30%	30%
Sales and marketing	46%	39%	47%	39%
General and administrative	23%	26%	24%	27%
Restructuring	—%	—%	—%	—%
Total operating expenses	101%	94%	101%	96%
Loss from operations	(24)%	(19)%	(24)%	(21)%
Interest expense	2%	5%	3%	5%
Other non-operating income, net	—%	(1)%	—%	(2)%
Loss before income taxes	(26)%	(22)%	(26)%	(24)%
Provision for (benefit from) income taxes	1%	(2)%	—%	(1)%
Net loss	(27)%	(21)%	(27)%	(24)%

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenue and cost of revenue

	Three Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Revenue	$95,429	$79,317	$16,112	20%
Cost of revenue	21,899	19,626	2,273	12%
Gross profit	$73,530	$59,691	$13,839	23%
Gross margin	77%	75%

Revenue increased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Paying users increased 13% from approximately 713,000 as of September 30, 2019 to approximately 803,000 as of September 30, 2020 and ARPU increased 7% from $448 for the three months ended September 30, 2019 to $478 for the three months ended September 30, 2020.

Revenue growth was driven primarily by an increase of $9.5 million, or 53%, in our Enterprise sales channel. Enterprise sales accounted for 29% and 23% of revenue for the three months ended September 30, 2020 and 2019, respectively. Revenue for the three months ended September 30, 2020 also included incremental revenue contributions from our acquisition of GetFeedback. In addition, revenue from our self-serve channel grew $6.7 million, or 11%, driven by a combination of demand arising from COVID-related use cases as well as ongoing refinement of our paywalls that has driven an increase in customers upgrading into paid plans.

Cost of revenue increased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a $1.3 million increase in web hosting costs and payment processing fees, a $0.8 million increase in external sample costs and charitable donations associated with our SurveyMonkey Audience all due to increased sales, and a $0.2 million increase in amortization of intangible assets due to our prior acquisitions, partially offset by a $0.4 million decrease in capitalized software amortization.

Our gross margin increased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily due to the increase in revenue.

Research and development

	Three Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Research and development	$30,068	$22,718	$7,350	32%

Research and development expenses increased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a $5.5 million increase in personnel related costs due to headcount growth and a decrease in the software development costs that qualified for capitalization of $2.3 million, offset by decreases in travel expenses due to suspension of all business-related travel in response to the COVID-19 pandemic.

Sales and marketing

	Three Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Sales and marketing	$43,875	$30,926	$12,949	42%

Sales and marketing expenses increased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a $8.2 million increase in personnel related costs due to headcount growth, an increase of $3.4 million in costs related to brand campaigns and paid marketing and a $0.3 million increase in amortization of intangible assets due to our prior acquisitions. In addition, there were increases in our facilities, IT costs and other expenses, offset by decreases in travel expenses due to suspension of all business-related travel in response to the COVID-19 pandemic.

General and administrative

	Three Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change
General and administrative	$22,181	$20,992	$1,189	6%

General and administrative expenses increased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a $1.6 million increase in personnel related costs, offset by a $0.4 million decrease in travel expenses due to suspension of all business-related travel in response to the COVID-19 pandemic, and decreases in outside legal, accounting and other professional fees.

Interest expense

	Three Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Interest expense	$2,379	$3,572	$(1,193)	(33)%

Interest expense decreased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to lower interest rates and lower average debt balances from our repayment of principal. For additional information regarding our credit facilities, see Note 10 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other non-operating income, net

	Three Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Other non-operating income, net	$(143)	$(887)	$744	(84)%

Other non-operating income, net for the three months ended September 30, 2020 decreased compared to the three months ended September 30, 2019 primarily due to a decrease in interest income of $0.7 million resulting from lower interest rates.

Provision for (benefit from) income taxes

	Three Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Provision for (benefit from) income taxes	$1,289	$(1,320)	$2,609	(198)%
Effective tax rate	(5)%	7%

The provision for income taxes increased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to taxes incurred in connection with a taxable sale of intangible assets and the one-time partial release of the valuation allowance in the third quarter of 2019 as a result of the GetFeedback acquisition.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenue and cost of revenue

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	Change	% Change
Revenue	$274,635	$223,097	$51,538	23%
Cost of revenue	62,852	56,203	6,649	12%
Gross profit	$211,783	$166,894	$44,889	27%
Gross margin	77%	75%

Revenue increased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Paying users increased 13% from approximately 713,000 as of September 30, 2019 to approximately 803,000 as of September 30, 2020 and ARPU increased 9% from $439 for the nine months ended September 30, 2019 to $480 for the nine months ended September 30, 2020.

Revenue growth was driven primarily by an increase of $34.1 million, or 77%, in our Enterprise sales channel. Enterprise sales accounted for 28% and 20% of revenue for the nine months ended September 30, 2020 and 2019, respectively. Revenue for the nine months ended September 30, 2020 also included approximately $2.1 million of non-recurring revenue from a one-time Audience customer and incremental revenue contributions from our acquisition of GetFeedback and Usabilla. In addition, revenue from our self-serve channel grew $17.5 million, or 10%, driven by a combination of demand arising from COVID-related use cases as well as ongoing refinement of our paywalls that has driven an increase in customers upgrading into paid plans.

Cost of revenue increased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a $3.6 million increase in web hosting costs and payment processing fees, a $1.3 million increase in external sample costs and charitable donations associated with our SurveyMonkey Audience solution all due to increased sales, and a $2.4 million increase in amortization of intangible assets due to our prior acquisitions, partially offset by a $0.6 million decrease in capitalized software amortization and decreases in travel expenses due to suspension of all business-related travel in response to the COVID-19 pandemic.

Our gross margin increased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to the increase in revenue.

Research and development

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	Change	% Change
Research and development	$83,196	$65,931	$17,265	26%

Research and development expenses increased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a $14.7 million increase in personnel related costs due to headcount growth and a decrease in the software development costs that qualified for capitalization of $3.7 million, offset by decreases in travel expenses due to suspension of all business-related travel in response to the COVID-19 pandemic.

Sales and marketing

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	Change	% Change
Sales and marketing	$128,544	$86,665	$41,879	48%

Sales and marketing expenses increased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a $25.2 million increase in personnel related costs due to headcount growth, an increase of $10.4 million in costs related to brand campaigns and paid marketing and a $1.7 million increase in amortization of intangible assets due to our prior acquisitions. In addition, there were also increases in our facilities, IT costs and other expenses, offset by decreases in travel expenses due to suspension of all business-related travel in response to the COVID-19 pandemic.

General and administrative

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	Change	% Change
General and administrative	$65,452	$61,294	$4,158	7%

General and administrative expenses increased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a $4.8 million increase in personnel related costs, offset by a $0.9 million decrease in travel expenses due to suspension of all business-related travel in response to the COVID-19 pandemic, and decreases in outside legal, accounting and other professional fees.

Interest expense

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	Change	% Change
Interest expense	$7,887	$10,878	$(2,991)	(27)%

Interest expense decreased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to lower interest rates and lower average debt balances from our repayment of principal. For additional information regarding our credit facilities, see Note 10 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other non-operating income, net

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	Change	% Change
Other non-operating income, net	$(1,277)	$(3,441)	$2,164	(63)%

Other non-operating income, net for the nine months ended September 30, 2020 decreased compared to the nine months ended September 30, 2019, primarily due to a decrease in interest income of $1.9 million resulting from lower interest rates.

Provision for (benefit from) income taxes

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	Change	% Change
Provision for (benefit from) income taxes	$1,274	$(1,802)	$3,076	(171)%
Effective tax rate	(2)%	3%

The provision for income taxes increased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to taxes incurred in connection with a taxable sale of intangible assets and the one-time partial release of the valuation allowance in 2019 as a result of our acquisitions.

Seasonality

We have historically experienced seasonality in terms of when we enter into subscription agreements with customers. We typically enter into a lower percentage of agreements with new customers, as well as renewal agreements with existing customers, during the summer months and during the holiday season in the second and fourth quarter of each year.

Liquidity and Capital Resources

As of September 30, 2020 and December 31, 2019, our principal sources of liquidity were cash and cash equivalents totaling $206.3 million and $131.0 million, respectively, all of which were bank deposits as well as cash to be received from customers and cash available under our credit facilities.

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

A significant majority of our customers pay in advance for annual subscriptions, which is a substantial source of cash. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which we recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2020 and December 31, 2019, we had deferred revenue of $165.1 million and $141.0 million, respectively, a substantial majority of which we expect to record as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$43,987	$45,233
Net cash used in investing activities	(6,728)	(125,221)
Net cash provided by financing activities	38,733	42,858
Effects of exchange rate changes on cash	(957)	(435)
Net increase in cash, cash equivalents and restricted cash	$75,035	$(37,565)

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

During the nine months ended September 30, 2020, cash provided by operating activities was $44.0 million, primarily due to our net loss of $73.3 million, adjusted for non-cash charges of $107.5 million and net cash inflows of $9.8 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense, provision for doubtful accounts and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by a $24.2 million increase in deferred revenue, a $1.7 million increase in accrued compensation and a $5.8 million increase in accounts payable and accrued liabilities, offset by cash used for operating leases of $11.1 million, prepaid expenses and other assets of $6.9 million, and an increase in accounts receivable of $3.9 million.

During the nine months ended September 30, 2019, cash provided by operating activities was $45.2 million, primarily due to our net loss of $52.6 million, adjusted for non-cash charges of $84.3 million and net cash inflows of $13.5 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense, provision for doubtful accounts and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by an $23.5 million increase in deferred revenue and a $5.9 million increase in accounts payable and accrued liabilities, partially offset by cash used for prepaid expenses and other assets of $2.9 million, accrued compensation of $1.4 million and operating lease liabilities of $10.2 million, and a decrease in accounts receivable of $1.4 million.

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

Net cash used in investing activities during the nine months ended September 30, 2020 of $6.7 million was primarily attributable to cash used for the development of internal-use software $7.0 million that is capitalized and purchases of property and equipment of $0.8 million, which was partially offset by proceeds from the sales of investment in privately-held company and other property of $1.1 million.

Net cash used in investing activities during the nine months ended September 30, 2019 of $125.2 million was primarily attributable to the net cash paid for the acquisitions of $114.6 million, purchases of property and equipment of $2.0 million to support additional office space and headcount, and cash used for the development of internal-use software $9.6 million that is capitalized, which was partially offset by proceeds from the sales of investment in privately-held company and other property of $1.0 million.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2020 of $38.7 million was primarily attributable to proceeds from the exercise of stock options of $37.3 million and shares purchased under our employee stock purchase plan of $3.1 million, partially offset by the principal payments on our credit facilities of $1.7 million.

Cash provided by financing activities during the nine months ended September 30, 2019 of $42.8 million was primarily attributable to proceeds from the exercise of stock options of $41.8 million and proceeds from our employee stock purchase plan, of $2.7 million, partially offset by the principal payments on our credit facilities of $1.7 million.

Contractual Obligations

Our principal commitments consist of obligations under our credit facilities and operating leases for office space. As of September 30, 2020, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
Credit facilities(1)	$215,600	$550	$2,200	$2,200	$2,200	$2,200	$206,250
Interest payments on credit facilities(1)	41,408	2,127	8,384	8,298	8,211	8,148	6,240
Operating leases(2)	114,144	3,493	14,151	14,015	13,516	13,245	55,724
Purchase commitments(3)	26,450	3,187	8,472	7,401	5,275	2,115	—
Total contractual obligations	$397,602	$9,357	$33,207	$31,914	$29,202	$25,708	$268,214

(1)

Represents the principal balances and related interest payments to be paid in connection with our 2018 Credit Facility. Interest payments on our 2018 Credit Facility are based upon the applicable interest rates as of September 30, 2020 and are subject to change in future periods. For additional information regarding our credit facilities, see Note 10 of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(2)

Primarily consists of future non-cancelable minimum rental payments under operating leases for our corporate headquarters and our other facilities. The amounts above exclude expected sublease payments to be received of approximately $7.7 million. For additional information regarding our operating lease obligations, see Note 8 of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(3)	Primarily consists of open non-cancellable purchase orders for data center hosting services and the procurement of goods and services in the ordinary course of business.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below. There have been no material changes to our critical accounting policies and estimates for the three months ended September 30, 2020, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. To date, we have not entered into any material derivative financial instruments. During the three and nine months ended September 30, 2020 and 2019, we did not have any material amount of derivative financial instruments. A hypothetical 10% change in foreign currency exchange rates for the three and nine months ended September 30, 2020 applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $206.3 million and $131.0 million, respectively, which consisted primarily of bank deposits. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of September 30, 2020, a hypothetical 10% change in interest rates would not have had a material impact on our financial statements.

As of September 30, 2020 and December 31, 2019, we had borrowings under our credit facilities comprising of $215.6 million and $217.3 million aggregate principal value, respectively. Loans under the credit facilities accrue interest based upon, at our option, either at an ABR or a Eurocurrency rate, in each case plus an applicable margin. As of September 30, 2020, a 100 basis point increase in the ABR would result in an increase in interest payments on our debt of $0.1 million.

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

Additionally, many of our users initially register to use our free basic survey product. We strive to demonstrate the value of our products to our registered users, thereby encouraging them to convert to paying users through end-of-survey marketing. We have over 17 million active users, of which approximately 803,000 are currently paying users. The actual number of unique users may be lower than we report as one person could count as multiple, active users or paying users. For example, if an individual paying user also had a designated seat in a SurveyMonkey Enterprise deployment, we would count that person as two paying users. As a result, we may have fewer unique users that we may be able to convert, upsell or cross-sell. Our inability to determine the number of our unique users is a limitation in the data that we measure and may adversely affect our understanding of certain aspects of our business and make it more challenging to manage our business. A majority of our active users may never convert to a paying user, and if we are unable to convert free users to paying users, our business, results of operations and financial condition could suffer.

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

We have incurred substantial indebtedness, and as of September 30, 2020, our total aggregate indebtedness was approximately $215.6 million of principal outstanding. We also have, and will continue to have, significant lease obligations. As of September 30, 2020, our total aggregate obligations under our long-term leases was $114.1 million. Our payments on our outstanding indebtedness and lease obligations are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, including the recent global economic downturn as a result of the COVID-19 pandemic, since our cash flows would decrease but our required payments under our indebtedness and lease obligations would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit facilities and agreements governing our other indebtedness and lease obligations and may impact our ability to pay or refinance our indebtedness or lease obligations as they come due, which would adversely affect our business, results of operations and financial condition.

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

We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of September 30, 2020, approximately 27% of our employees had been with us for less than one year and approximately 34% for more than one year but less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other internet, software and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-hiring, especially given overall macroeconomic risks and the current impact of the COVID-19 pandemic, or over-compensating employees and the challenges of integrating a growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have expanded our operating and financing lease obligations and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, especially remotely, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be adversely affected.

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

We conduct our business in over 190 countries and territories around the world and a significant portion of our transactions outside of the United States are denominated in foreign currencies. As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates and any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our operating margins. Exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability and hinder our ability to predict our future results and earnings. For example, because we recognize revenue over time, exchange rate fluctuations at one point in time may have a negative impact in future quarters. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition. Additionally, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During the three and nine months ended September 30, 2020 and 2019, we did not have any material amount of derivative financial instruments.

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

We have incurred net losses on an annual basis since our reincorporation. We incurred net losses of approximately $26.1 million and $73.3 million during the three and nine months ended September 30, 2020, respectively, and $16.3 million and $52.6 million during the three and nine months ended September 30, 2019, respectively. We had an accumulated deficit of approximately $476.0 million as of September 30, 2020. As we strive to grow our business, we expect expenses to increase in the near term, particularly as we continue to make investments to scale our business. For example, we are actively investing in our sales team, and we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. We also expect our research and development expenses to increase as we continue to hire employees for our engineering, product and design teams to support these efforts. In addition, we will incur additional general and administrative expenses to support both our growth as well as our operations as a publicly traded company. These investments may not result in increased revenue or growth in our business. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our survey platform, the entry of competitive survey platforms or other products or the success of existing competitive products and solutions. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business, results of operations and financial condition would be adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Shares of our capital stock outstanding as of September 30, 2020 are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our insiders and subject to periodic “blackout” periods, or held by our “affiliates” as defined in Rule 144 under the Securities Act and except for restricted stock awards issued in connection with our acquisition of Usabilla.

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

SVMK Inc.

Date: November 6, 2020	By:	/s/ Deborah L. Clifford
Deborah L. Clifford
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)