Form 10-K
period 2020-12-31
SVMK Inc.
filed 2021-02-18
CIK 1739936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Select Market on such date, was approximately $2,494,663,000. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 12, 2021, there were 144,247,562 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

SVMK Inc.

Annual Report on Form 10-K

For the year ended December 31, 2020

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our ability to attract new users or convert registered users to paying users;
•	our ability to retain paying users;
•	our ability to convert organizations to SurveyMonkey Enterprise customers;
•	our ability to maintain and improve our products, including our enterprise-grade product offerings;
•	our ability to upsell and cross-sell within our existing customer and user base;
•	our future financial performance, including trends in revenue, costs of revenue, gross profit or gross margin, operating expenses, capital expenditures and paying users;
•	possible harm caused by significant disruption of service or loss or unauthorized access to users’ data;
•	our expectations regarding the potential impacts on our business of the outbreak of the novel coronavirus (“COVID-19”) and related public health measures;
•	our ability to prevent serious errors or defects in our products;
•	our ability to respond to rapid technological changes;
•	our ability to compete successfully;
•	our ability to protect our brand;
•	the demand for our survey platform or for survey software solutions in general;
•	our expectations and management of future growth;
•	our ability to accelerate growth with the introduction and scaling of a significant outbound salesforce;
•	our ability to attract large organizations as users;
•	our ability to attract and retain key personnel and highly qualified personnel;
•	our ability to manage our international expansion;
•	our ability to obtain adequate commercial space as our workforce grows;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to effectively integrate our products and solutions with others;
•	our ability to achieve or maintain profitability;
•	our ability to manage our outstanding indebtedness;
•	our ability to successfully identify, acquire and integrate companies and assets; and
•	our ability to offer high-quality customer support.

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

PART I

Item 1. Business

Overview

SurveyMonkey is a leader in agile software solutions that help companies turn stakeholder feedback into action. Our platform empowers users to collect, analyze, and act on feedback from customers, employees, website and app users, and market research audiences. SurveyMonkey’s products enable more than 345,000 organizations to deliver better customer experiences, increase employee retention, and unlock growth and innovation.

We are continuing our rapid evolution from a self-serve online survey tool provider into an enterprise Software-as-a-Service (“SaaS”) company. Through a combination of product innovations and acquisitions, we now offer SaaS feedback solutions across three major product pillars—Surveys, Customer Experience, and Market Research. Concurrently, we are building a sales force to increase new sales and cross-sell our SaaS offerings into small, midsize, and large enterprises. In 2020, approximately 29% of our total revenue was generated from customers who purchased software through our enterprise sales force, up from 21% in 2019.

To capitalize on the virality of our platform and the scale of business use cases in our user base, we are executing against a two-part growth strategy: 1) deliver new features and product tiers to drive platform usage and increase the conversion of free users to paid subscribers in our self-serve channel; and 2) continue investing in product innovation and go-to-market initiatives to win new customers and convert existing self-serve subscribers to the enterprise offerings within our three product pillars. As we execute on this strategy and sell more of our products into enterprises directly, we believe we can accelerate our revenue growth profile and increase our customer retention rates over time.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and the world. As a result of the COVID-19 pandemic, we have modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, transitioning our employee onboarding and training processes to remote or online programs, and canceling certain events and meetings, among other modifications. We continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, and stockholders. The effects of these operational modifications are unknown and may not be realized until further reporting periods. The full impact of the rapidly changing market and economic conditions due to the COVID-19 pandemic is uncertain as the businesses of our customers and partners have been, and in some cases continue to be, disrupted. We have experienced a more challenging enterprise sales environment, longer sales cycles, and an increase in attrition rates, particularly among customers in segments and industries more severely impacted by the ongoing effects of the COVID-19 pandemic, such as travel and hospitality. In addition, some of our existing and potential customers are financially constrained in their ability to purchase our products, which we expect may negatively impact our ability to collect payments, acquire new customers, or renew subscriptions with or sell additional subscriptions to our existing customers. We expect such impacts on our revenue and costs to continue through the duration of this crisis. We expect that our business and consolidated results of operations will be impacted and that our financial condition in the future could be impacted as well. While we have not experienced significant disruptions from the COVID-19 pandemic thus far, we are unable to accurately predict the full impact that the COVID-19 pandemic will have due to numerous uncertainties, including the severity of the disease, the duration of the pandemic, actions that may be taken by governmental authorities, the impact to the businesses of our customers and partners, and other factors identified in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain, and the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. We are continuously evaluating the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

Our Products

Through a combination of product innovation and acquisitions, we have evolved our product from one-size-fits-all survey software to a set of leading agile software solutions for collecting and acting on feedback. We believe our products are differentiated in the market due to their ease-of-implementation, ease-of-use, price relative to alternatives, and ability to integrate with our customers’ third-party systems of record, such as those provided by Salesforce, ServiceNow, and Microsoft.

Our current product portfolio is structured into three primary product pillars—Surveys, Customer Experience, and Market Research—which are summarized below. We believe that these three pillars, combined with our emerging sales force go-to-market motion, will enable us to increase our penetration of enterprise customers. Today, we offer products from our Surveys and Market Research pillars on a self-serve basis through our website, and we offer a suite of enterprise-grade feedback software solutions from all three pillars through a direct sales force. We generate revenue from these offerings either on a subscription or transactional basis, depending on the product.

Surveys

Our Survey Platform

Our leading survey software products enable our customers to measure, benchmark, and act on stakeholder feedback, and we have designed our products to optimize the quality of stakeholder feedback and maximize response rates. Our platform provides functionality that supports our survey products, including:

•

Templates: Our library of more than 180 customizable survey templates and certified questions, designed by a team of survey scientists and further enhanced by our machine learning and AI-based analysis of the millions of surveys created on our survey platform, facilitates an easy-to-use and methodologically-sound survey creation process.

•

Ease-of-Use: Our products are flexible and easy to use, which enables individuals and organizations of all sizes to collect and analyze stakeholder feedback. Our survey platform leverages SurveyMonkey Genius, our proprietary AI-based survey creation assistant, which uses insights extracted from our massive data set to guide and optimize survey creation.

•

Benchmarking: Our customers can analyze and benchmark the data they have collected. Our benchmarking capabilities allow our customers to assess stakeholder feedback accurately and compare themselves to industry, geographic, and functional baselines as well as their own past performance and trends.

•

Analysis: Our products enable the filtering and comparing of data by cohort, geography, gender, time period, collection method, and more. We help customers weave together data to form a narrative that answers the “why,” which enables them to better understand customer and employee attitudes, predict market appetite, and identify meaningful opportunities more quickly.

•

Integrations: Our products integrate with a customer’s existing systems of record, allowing them to act on the insights we deliver in the systems they already use to get work done. This allows our customers to improve retention and satisfaction of their customers, maximize employee engagement and retention, and tailor new products to the demands of prospective customers, among other things.

Individual Plans

We offer our basic survey plan to individuals at no charge. We also offer multiple tiers of subscriptions to individual paying users and teams, providing basic integrations with third-party applications and other additional features and functionality. For organizations we offer an enterprise-grade version of our survey platform and purpose-built solutions with enhanced collaboration, integration, administration, and customization tools. Revenue from our Surveys solutions is generated primarily on a subscription basis.

Business Plans

SurveyMonkey Teams: SurveyMonkey Teams’ plans are oriented for small groups of users seeking to collaborate on survey projects. In addition to the features available in certain individual paid plans, SurveyMonkey Teams provides additional sharing, commenting, and analysis functionality, as well as a shared asset library for team users. Teams plans start at three users per team, billed annually on a subscription basis, and are sold primarily through our self-serve channel as well as through our enterprise sales channels.

SurveyMonkey Enterprise: For organizations, we offer SurveyMonkey Enterprise, which extends our survey platform with enterprise-grade security and an enhanced set of capabilities (including managed user accounts, customized company branding, collaboration capabilities, and deep integrations with a broad set of leading software applications) that enable users to customize and distribute more tailored questions for their target audience. Features include:

•

Enterprise-Grade Security: We provide centralized data ownership and access management across accounts with encryption and compliance with key standards, including ISO 27001, Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) and the General Data Protection Regulation (“GDPR”). Our security protocols have passed the requirements of large, global customers across industries, including the defense, financial services and healthcare sectors.

•

Integration and Compatibility: We also offer over 100 pre-built integrations, data portability and single sign-on identity with applications such as those offered by Salesforce, Marketo, Tableau, Microsoft, and Oracle.

•

Managed Accounts and Users: Our survey platform enables organizations to centrally manage users and teams. Within an organization, all survey accounts can be consolidated under a single corporate identity to centralize billing, administration, and access management.

•

Collaboration: Users can create and share surveys between and within departments allowing others to review, add comments and make edits. Teams gain access to a shared library that ensures consistent organizational branding and survey methodology across all team member accounts, utilizing the images, themes, style preferences and templates that fit an organization’s preferences.

SurveyMonkey Enterprise is sold through our sales force. Deployments are negotiated with organizations based on functionality, the number of users, and the volume of data collected.

Customer Experience

Our Customer Experience offering, the GetFeedback CX platform, enables companies to deliver exceptional experiences that engage and retain their customers based on the ability to continuously listen and act on digital feedback. GetFeedback captures a company’s customer feedback from across digital channels, analyzes this feedback for a deeper understanding of their customers and their preferences, and automates feedback-based actions through integrations with that company’s existing system of record. We differentiate our Customer Experience offering in the market based on our software’s ease-of-implementation, ease-of-use, price-to-value, and time-to-value relative to alternative solutions, and third-party platform integrations.

The GetFeedback CX platform consists of products acquired through the acquisitions of Usabilla (April 2019) and GetFeedback (September 2019) and includes updated features, such as:

•	Cohesive User Experience: A cohesive user experience for customers to manage programs across any digital channel.
•	Workspaces: An analytics experience that unifies feedback from multiple channels and includes AI-powered text analysis and segmentation by varying customer attributes.
•

Agile Experience Platform: Through the Agile Experience Platform, users can unify Customer Experience data and customer attributes in one place, automate Customer Experience programs, and integrate with the other apps they already use to get work done, such as Microsoft, Salesforce, Slack, and Jira.

We offer the following Customer Experience packages:

•

GetFeedback Digital: GetFeedback Digital provides continuous, in-the-moment customer feedback from a company’s website, web apps and mobile apps through seamless integration. GetFeedback Digital captures targeted feedback based on a company’s customer behaviors and demographic profiles.

•

GetFeedback Direct: GetFeedback Direct enables survey deployment to a company’s customers via email and SMS that matches a company’s look and feel, automates feedback throughout a customer’s journey, and integrates deeply with Salesforce for survey triggering and personalization.

•	GetFeedback Complete: GetFeedback Complete is an end-to-end Customer Experience solution that combines GetFeedback Digital and GetFeedback Direct.

We sell the GetFeedback CX platform on a subscription basis through our sales team.

Market Research

Our Market Research offerings enable customers to quickly collect and analyze feedback on a number of market research projects, including analyzing target markets, measuring brand awareness, and gaining insights on existing and future product lines. Revenue from Market Research solutions is generated by subscription or on a transactional basis, depending on the product.

•

SurveyMonkey Audience: Audience is our market research panel solution for organizations interested in market research from stakeholders with whom they do not have a direct relationship. SurveyMonkey Audience enables organizations to collect and analyze real‐time actionable data from targeted panelists spanning 80 million people in 100+ countries.

•

Expert solutions: Expert solutions provides a suite of pre-built market research software modules for customers to test product and marketing concepts with a global audience on a do-it-yourself basis, displacing the need for expensive and time-consuming market research professional services. The solutions combine SurveyMonkey’s research capabilities, including built-in methodology for research design, artificial intelligence-powered insights for robust data analysis and pattern recognition, and a global panel of respondents through SurveyMonkey Audience. The expert solutions modules include:

o	Ad Creative analysis: Measures the effectiveness of ad campaigns.
o	Product Concept analysis: Validates product concepts and ideas before market launch.
o	Video Creative analysis: Measures the impact of video creative.
o	Packaging Design analysis: Ensures new package designs are optimized for the shelf.
o	Logo Design analysis: Measures the visual appeal of new logo designs.
o	Brand Name analysis: Tests brand and product names before market launch.
o	Messaging & Claims analysis: Tests messaging statements and taglines.

Other Purpose-Built Solutions

In addition to our three major product pillars above, we offer a number of additional products, such as:

•

Customer Advocacy: TechValidate is our marketing content automation solution. TechValidate collects feedback from a company’s customers at scale and automatically converts it into validated marketing content, including statistics, charts, testimonials, and case studies.

•	Grant Application Management: SurveyMonkey Apply is our application management solution that is primarily used by educational institutions and non-profits seeking to allocate scholarships and grants.
•	Forms: Wufoo is our easy-to-use form builder that helps users create web and mobile forms, collect file uploads, and receive online payments.

Our Customers

Our global customer base is diversified across multiple industries, including financial services, internet, technology, healthcare, media and entertainment, consumer goods and retail, transportation and logistics, government agencies, manufacturing, energy, education, professional services and non-profit organizations. As of December 31, 2020, we had over 20 million active users, of which approximately 820,300 were paying users and of our paying users we had approximately 8,200 customers who purchased our software through our enterprise sales channel. No customer represented more than 10% of our revenue in any of the years ended December 31, 2020, 2019, and 2018.

We define an active user as someone who has registered an account with us or logged in to their account on our survey platform in the last twelve months. Some of our active users may use our products less frequently than others, which may reduce the opportunities to convert such active users to paying users.

Our Growth Strategy

Our survey platform is inherently viral, as existing users send surveys and share survey results that introduce potential new users and customers to our products. This virality, combined with the ease-of-use and price-disruptive nature of our products and the strength of the SurveyMonkey brand, has enabled us to build an efficient, online self-serve channel for selling versions our survey products. Additionally, our user base includes individuals and teams within organizations who are using our software to collect feedback for business use cases related to their employees, current customers, and potential new customers and markets. Thus, our self-serve channel also serves as a renewable source of prospective customers for our sales team to introduce SurveyMonkey Enterprise and our newer Customer Experience and Market Research enterprise offerings. We believe this installed base of organization-based customers represents a significant opportunity to expand our business with enterprises, which we believe can increase our revenue growth and customer retention rates over time.

To capitalize on the virality of our platform and the scale of business use cases in our user base, we are executing against a two-part growth strategy: 1) deliver new features and product tiers to drive platform usage and increase the conversion of free users to paid subscribers in our self-serve channel; and 2) continue investing in product innovation and go-to-market initiatives to win new customers and convert existing self-serve subscribers to our enterprise offerings. As we execute on this strategy and sell more of our products into enterprises directly, we believe we can accelerate our revenue growth profile and increase our customer retention rates over time.

Self-Serve Initiatives

Our initiatives to drive continued growth in self-serve include:

•

Optimization of traffic to our website through search engine optimization (“SEO”), search engine marketing (“SEM”) and other paid digital marketing programs, and marketing on the end page of surveys deployed;

•	Continued account verification to reduce unauthorized account sharing;
•

Further changes in self-serve product tiers to convert more users of our free “Basic” survey plan into paid subscription plans. As an example, we lowered the number of responses permitted to be collected per survey in our Basic product from 100 to 40 in April 2020 and saw an uplift in the conversion of Basic users as a result;

•

Deeper and additional product integrations with popular third-party business applications like Microsoft Teams and Zoom Video Communications to drive increased usage of our survey platform, which helps drive more self-serve product usage and subscriptions and identifies potential customers and SurveyMonkey Enterprise prospects; and

•	Continued scaling of our multi-user SurveyMonkey Teams that enables small groups to collaborate on survey creation and analysis and provides an upsell opportunity for SurveyMonkey Enterprise.

Enterprise Growth Initiatives

Our enterprise growth strategy starts with our brand recognition, our existing user base within organizations, and use of our technology to identify opportunities to convert active users to paying users, upsell organizations to SurveyMonkey Enterprise and cross-sell our Customer Experience and Market Research solutions. Our goal is to increase our total number of enterprise customers and expand our business with existing enterprise customers over time. As we execute on this strategy, we expect to accelerate our revenue growth rate and increase both monetization and retention within organizations over time.

•	Our enterprise growth strategy includes:
o

Mining the Base: Analyzing our self-serve customer base to identify and market to prospective purchasers of SurveyMonkey Enterprise and our Customer Experience and Market Research enterprise offerings;

o

Expanding Relationships with Existing Organizational Customers: Once we win business in one functional area of an organization (e.g. human resources), we seek to expand our relationship with other parts of the customer’s organization through up-selling more of the enterprise product pillar already purchased by the customer and/or cross-selling our other enterprise product pillars, depending on the needs of the customer;

o

Go-to-Market: Driving continued increased productivity of our sales team through continued investments in enablement, training, cross-selling, and new pricing models, such as consumption-based pricing to better align our economics with the value we provide customers. We also expect to add new sales team members with experience in selling Customer Experience and Market Research solutions;

o	Product Innovation: We continue to add new features to SurveyMonkey Enterprise, Customer Experience and Market Research products; and
o

Partnerships/Integrations: We plan to increasingly leverage our 100+ existing integrations with platforms offered by Microsoft, Salesforce, ServiceNow, HubSpot, Zendesk, and others to power insights within an enterprise customer’s existing systems of record and drive greater adoption of our enterprise offerings.

Other Growth Initiatives

•

Expanding our business in key international markets: For the years ended December 31, 2020, 2019, and 2018, we generated 35%, 35% and 36% of our revenue from customers outside of the United States, respectively, and we see significant opportunity for growth internationally. We are investing in marketing our self-serve products and increasing awareness of our brand, developing a more localized product experience and expanding our international data center presence to improve user experience and website speed, and to provide locally hosted data. We are expanding our international workforce in Dublin, Ireland; Ottawa, Canada; and Amsterdam, the Netherlands across all of our business functions.

•

Selectively pursuing acquisitions: We believe our large user base, extensive data set, integration capabilities, and products provide opportunities for us to drive value-added growth through opportunistic acquisitions in key areas such as product, market and geographic expansion.

Our Technology Infrastructure and Operations

Our products are centered on innovation in the following areas:

Scalable Data Collection: Data can be collected via iOS and Android mobile apps, web browsers, personalized emails and social media or collaboration platforms such as Facebook Messenger and Slack. In addition, data collection can be programmatically embedded and customized to sit within a customer’s website or mobile app and popup invitations. Additionally, we offer access via SurveyMonkey Anywhere, our offline data collection mode and via QR codes.

Data Storage and Analysis: Our architecture allows us to collect data in multiple geographic locales. Our primary systems are hosted in U.S. and European regions within Amazon Web Services. We operate a secondary disaster recovery data center in Las Vegas, NV. In addition, we enable certain accounts to store their SurveyMonkey data in other geographic regions hosted by Amazon Web Services.

Reliability: We have designed our products to be highly available under peak global load conditions.  To enable redundancy and backup, we replicate customer data across multiple data centers in multiple availability zones in each of the U.S. and European regions within Amazon Web Services.

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

Sales, Marketing, and Customer Success

We believe the SurveyMonkey brand is globally synonymous with collecting feedback. We benefit from the virality of our platform, where survey creators increase our exposure organically among the respondents to their surveys, and every person who takes a survey is a potential future customer. In addition, our marketing function supports our sales effort targeted at organizations currently using our survey platform as well as prospective new customers seeking enterprise-grade solutions across our three product pillars.

In our self-serve channel, we conduct direct response marketing and engage and reactivate users through communication channels such as in-product notifications, demand generation campaigns, mobile notifications and lifecycle email marketing. We also create brand awareness through search engine optimization, content marketing, social media marketing, public relations and earned media with partners.

In our enterprise sales channel, we are building a direct, inside sales team focused on new sales and cross-sales of our SaaS offerings into small, midsize, and large enterprises.

Our customer success initiatives include an online knowledge base and help center, localized in 16 languages, as well as phone-based, email-based, and dedicated customer support that correspond to the product tier customers have purchased across our product pillars. In December 2020, we announced the hiring of our first Chief Customer Officer who will lead and expand our customer success, professional services and support team functions.

Competition

Competitors in the various product pillars we offer include Qualtrics, Alchemer (formerly SurveyGizmo), Typeform, Google Forms and Microsoft Forms in the Surveys pillar; Medallia, MaritzCX and Salesforce surveys in the Customer Experience pillar; and Nielsen, Kantar and YouGov in the Market Research pillar. We also compete with offline methods of feedback collection, such as pen-and-paper surveys and telephone surveys. We believe that the principal competitive factors in our markets include the following:

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

As of December 31, 2020, we had seven issued patents and two pending patent applications in the United States. These patents and patent applications seek to protect our proprietary inventions relevant to our business.

Human Capital Resources

In response to the COVID-19 pandemic, we focused our health and safety efforts on protecting our employees. We swiftly implemented changes, such as having our employees work from home, that we determined were in the best interest of our employees and the communities in which we operate, and which are aligned with guidance from the Centers for Disease Control and Prevention and in compliance with government regulations. As of December 31, 2020, we had 1,367 employees worldwide, of whom 475 were based outside of the United States. We are a rapidly growing company and have continued to invest in our workforce, as 25% of our employees have been with us for less than one year and 34% have been with us for more than one year but less than two years as of December 31, 2020. Our employees in the Netherlands are represented by a works council and none of our other employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are in good standing, as indicated by the results of our internal survey on employee engagement.

At SurveyMonkey we are on a mission to Power the Curious. Our employee value proposition is to be: A Place Where the Curious Come to Grow and our values guide us every day. We believe our team around the world delivers value to our customers and drives our business outcomes, and as such we make significant investments to attract, retain, grow and develop our employees. We strive to offer competitive total rewards which include: salary, short term incentives, long term incentives, benefits, and perks to our team around the globe. Our goal is to create an environment where everyone—no matter their background—can succeed, feel a sense of belonging, and learn from one another. We believe that diversity, equity, and inclusion improve employee experience, help us understand and serve our customers better, and make us a stronger business. With the strong support of our CEO and leadership, and true passion from our employees, we strive to be an industry leader, create an inspiring culture and have a positive impact in the communities where we live and work.

Corporate Information

SVMK Inc. was incorporated in October 2011 as a Delaware corporation and is the successor to operations originally begun in 1999. Our principal executive offices are located at One Curiosity Way, San Mateo, California 94403, and our telephone number is (650) 543-8400. Our website address is www.surveymonkey.com.

SurveyMonkey, the SurveyMonkey logo, the Goldie logo, SVMK and our other registered or common law trademarks, service marks or trade names appearing in this prospectus are the property of SurveyMonkey Inc., our wholly-owned subsidiary. NPS is a registered trademark of Bain & Company, Inc., Fred Reichheld and Satmetrix Systems, Inc., and other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

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

Summary Risk Factors

The following summarizes the most material risks that make an investment in our securities risky or speculative. If any of the following risks occur or persist, our business, financial condition, results of operations and prospects could be materially harmed and the market price of our common stock could significantly decline:

Business and Operations

•	the effects of the COVID-19 pandemic could materially and adversely affect our business, financial condition and results of operations, including by, among other things, decreasing customer demand for our products and services or putting at risk our ability to collect from customers amounts due for products and services;
•	our financial results depend on our ability to attract and retain customers, convert unpaid users to customers, and develop and expand relationships with organizational customers;
•	our revenue growth rate has fluctuated in recent periods and may slow in the future;
•

our business depends on a strong and trusted brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our customer and user base, our market share and our ability to attract and retain employees;

•

as a substantial portion of our sales efforts are increasingly targeted at winning SurveyMonkey Enterprise customers, we may not succeed in building a significant and effective salesforce or managing our sales channels effectively, our sales cycle may become lengthier and more expensive, we may encounter greater pricing pressure and our customers may be displeased with our support and services;

•

our inability to successfully retain our existing senior management and other key personnel or to attract and retain new qualified personnel could materially and adversely impact our ability to operate or grow our business;

•	general global economic conditions and our inability to compete successfully in our markets may materially and adversely affect demand for our products, services and solutions;

Information Technology and Cybersecurity

•

we have experienced, and may in the future experience, interruptions in the performance of our network infrastructure, websites, other systems and those of third-party service providers, including server failures that temporarily impair or disable the performance of our websites due to a variety of factors, such as infrastructure changes, human or software errors, capacity constraints and denial of service or fraud or security attacks;

•

we are vulnerable to software bugs, computer viruses, break-ins, phishing attacks, employee errors or malfeasance, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or confidential information;

•

if we experienced a widespread security breach or other incident that impacted a significant number of our customers to whom we owe indemnity obligations, we could be subject to indemnity claims or other damages that exceed our insurance coverage;

•

the introduction of new products and solutions by competitors or the development of entirely new technologies to replace existing offerings could make our survey platform and other solutions obsolete or adversely affect our business;

•

a disruption in the continuous and reliable operation of our information technology systems and digital monitoring technologies may materially and adversely affect our operations and result in loss of revenue, data breaches, remediation costs, increased cybersecurity costs or non-compliance with certain laws and regulations, which may result in litigation or reputational damage;

Financial or Operating Results

•	we have substantial indebtedness and lease obligations, which reduce our capability to withstand adverse developments or business conditions;
•

we may have difficulty operating or integrating any acquired businesses, assets or product lines profitably due to our failure to manage the growth effectively, the interruption of, or delays in, the operation of our existing business or other factors within or beyond our control;

•

our international sales and operations may present additional risks, including, but not limited to, changes to trade protection measures, taxation policies or other laws and regulations, currency exchange rate fluctuations, restrictions on currency repatriation, labor disturbances and political instability;

Regulatory and Tax Compliance

•

there has been increased uncertainty around the legality of various mechanisms for personal data transfers from the European Union to the United States and other countries outside the European Union and if the mechanisms on which we rely for the transfer of data are found to be invalid or are modified or replaced, our business could be substantially and materially impacted;

•

any failure or perceived failure by us to comply with our privacy or data protection policies or legal obligations to customers, respondents, users or other third parties, or any compromise of security that results in the unauthorized disclosure, transfer or use of personal or other information, may result in governmental enforcement actions, litigation or public statements critical of us by consumer advocacy groups, competitors, the media or others and could cause our users to lose trust in our offerings; and

•

our inability to adequately protect our intellectual property from third‑party infringement, or claims that we are infringing on a third party’s intellectual property rights, may result in competitive harm, the expenditure of significant time and resources enforcing our rights or defending against such claims, or restrictions on our sale of products or services.

Risks Related to Our Business and Operations

Our business depends on our ability to retain, upsell and cross-sell customers, and any decline in renewals, upsells or cross-sells could adversely affect our business, results of operations and financial condition.

Our business depends upon our ability to maintain and expand our relationships with our users. Customers can choose between monthly or annual subscriptions, and customers are not obligated to and may not renew their paid subscriptions after their existing plans expire. As a result, we cannot assure that customers will renew their paid plans utilizing the same tier of our products and solutions or upgrade to our premium products or solutions. Renewals of paid plans may decline or fluctuate because of several factors, such as dissatisfaction with our products, solutions or support, a user no longer having a need for our products or reducing IT spending, such as in response to the COVID-19 pandemic, or the perception that competitive products are better or less expensive options. As our customer base continues to grow, even if our customer retention rates remain the same on a percentage basis, the absolute number of customers we lose each month will increase. We must continually add new customers to replace customers whose accounts are closed and to grow our business beyond our current user base, which may involve significantly higher marketing expenses than we currently anticipate.

We invest in new features and improvements to our product functionality as well as targeted marketing campaigns to drive conversion of unpaid users to paying users. Individual users often bring us into their organization for business purposes, and from there we seek to establish an organizational relationship through the deployment of SurveyMonkey Enterprise. As we scale within organizations, we seek to further grow the business relationship by cross-selling purpose-built solutions. If our customers do not renew or cancel their subscriptions, or if we fail to upsell our customers to higher tier individual subscriptions or to SurveyMonkey Enterprise, or if we fail to cross-sell additional products and services to our customers, our business, results of operations and financial condition may be harmed.

Additionally, many of our users initially register to use our free basic survey product. We strive to demonstrate the value of our products to our registered users, thereby encouraging them to convert to paying users through end-of-survey marketing. As of December 31, 2020, we had over 20 million active users, of which approximately 820,300 were paying users. The actual number of unique users may be lower than we report as one person could count as multiple, active users or paying users. For example, if an individual paying user also had a designated seat in a SurveyMonkey Enterprise deployment, we would count that person as two paying users. As a result, we may have fewer unique users that we may be able to convert, upsell or cross-sell. Our inability to determine the number of our unique users is a limitation in the data that we measure and may adversely affect our understanding of certain aspects of our business and make it more challenging to manage our business. Most of our active users never convert to a paying user, and if we are unable to convert free users to paying users, our business, results of operations and financial condition could suffer.

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

Our industry is intensely competitive, and competitors may succeed in reducing our sales.

Our products face intense competition from many different companies, including but not limited to:

•	Qualtrics, Alchemer (formerly SurveyGizmo), Typeform, Google Forms and Microsoft Forms in the Surveys pillar;
•	Medallia, MaritzCX and Salesforce surveys in the Customer Experience pillar; and
•	Nielsen, Kantar and YouGov in the Market Research pillar.

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

Risks Related to Information Technology and Cybersecurity

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

We expect to continue to make significant investments to build new products and enhance the features and functionality of our existing products and solutions. To the extent that we do not effectively address capacity constraints, upgrade our systems and data centers as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed. Further, even if we are able to upgrade our systems, any such expansion will be expensive and complex, requiring management time and attention. Additionally, problems with the reliability or security of our systems, including unauthorized access to, or improper use of, the information of our users, could result in the loss of intellectual property, the introduction of malicious code to our applications, or harm to our reputation and negatively affect our business. Affected users could also initiate legal or regulatory action against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices.

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

We currently deploy our products and solutions and serve all of our users using a combination of our own custom-built infrastructure that we lease and operate in co-location facilities and third-party data center services such as Amazon Web Services. While we typically control and have access to the servers we operate in co-location facilities and the components of our custom-built infrastructure that are located in those co-location facilities, we control neither the operation of these facilities nor our third-party service providers. Furthermore, we have no physical access or control over the services provided by Amazon Web Services. Consequently, we may be subject to misconduct or unauthorized data access by such third-party service providers or service disruptions, including those that are directly or indirectly attributable to the recent COVID-19 pandemic, as well as failures to provide adequate services for reasons that are outside our direct control.

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

Risks Related to Financial or Operating Results

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

We have incurred substantial indebtedness, and as of December 31, 2020, our total aggregate indebtedness was approximately $215.1 million of principal outstanding. We also have, and will continue to have, significant lease obligations. As of December 31, 2020, our total aggregate obligations under our long-term leases was $111.0 million. Our payments on our outstanding indebtedness and lease obligations are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, including the recent global economic downturn as a result of the COVID-19 pandemic, since our cash flows would decrease but our required payments under our indebtedness and lease obligations would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit facilities and agreements governing our other indebtedness and lease obligations and may impact our ability to pay or refinance our indebtedness or lease obligations as they come due, which would adversely affect our business, results of operations and financial condition.

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

Because of these factors and other specific revenue recognition requirements under generally accepted accounting principles in the United States (“GAAP”), we must have very precise terms in our contracts to recognize revenue when we initially provide access to our survey platform or other products. Although we strive to enter into agreements that meet the criteria under GAAP for current revenue recognition on delivered performance obligations, our agreements are often subject to negotiation and revision based on the demands of our customers. The final terms of our agreements sometimes result in delayed revenue recognition, which may adversely affect our financial results in any given period. In addition, more customers may require extended payment terms, shorter term contracts or alternative licensing arrangements that could reduce the amount of revenue we recognize upon delivery of our other products and could adversely affect our short-term financial results.

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

We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of December 31, 2020, 25% of our employees had been with us for less than one year and 34% for more than one year but less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other internet, software and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-hiring, especially given overall macroeconomic risks and the current impact of the COVID-19 pandemic, or over-compensating employees and the challenges of integrating a growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have expanded our operating and financing lease obligations and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, especially remotely, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be adversely affected.

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

We conduct our business around the world and a significant portion of our transactions outside of the United States are denominated in foreign currencies. As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates and any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our operating margins. Exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability and hinder our ability to predict our future results and earnings. For example, because we recognize revenue over time, exchange rate fluctuations at one point in time may have a negative impact in future quarters. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition. Additionally, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During the years ended December 31, 2020, 2019 and 2018, we did not have any material amount of derivative financial instruments.

Expansion into international markets is important for our growth, and as we expand internationally, we will face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs and hinder such growth.

Continuing to expand our business to attract users in countries other than the United States is a critical element of our business strategy. An important part of targeting international markets is increasing our brand awareness and developing offerings that are localized and customized for the users in those markets. We have a limited operating history as a company outside of the United States. We expect to continue to devote significant resources to international expansion through acquisitions and partnerships, the establishment of additional offices and increasing our foreign language offerings. Our ability to expand our business and to attract talented employees and users in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including but not limited to risks associated with recruiting and retaining talented and capable management and employees in foreign countries; challenges caused by distance, time zone, language and cultural differences; developing and customizing products and solutions that appeal to the tastes and preferences of users in international markets; competition from local survey providers with significant market share in those markets and with a better understanding of user preferences; reliance on third parties and partnerships to provide product support and services that we do not resource directly outside of the United States, such as panelists for our SurveyMonkey Audience solution; protecting and enforcing our intellectual property rights; the inability to extend proprietary rights in our brand, content or technology into new jurisdictions; compliance with applicable foreign laws and regulations, including privacy and data protection laws and laws relating to content; credit risk and higher levels of payment fraud; currency exchange rate fluctuations; protectionist laws and business practices that favor local businesses in some countries; foreign tax consequences; foreign exchange controls or U.S. tax restrictions that might restrict or prevent us from repatriating income earned in countries outside of the United States; political, economic and social instability; higher costs associated with doing business internationally; export or import regulations; and trade and tariff restrictions.

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

Risks Related to Regulatory and Tax Compliance

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

We strive to comply with applicable laws, policies and legal obligations relating to privacy, data protection and security and are subject to the terms of our privacy notices and privacy-related obligations to third parties. However, these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Data privacy, data protection and security are active areas, and new laws and regulations are likely to be enacted.

Any failure or perceived failure by us to comply with our privacy or data protection policies, our privacy- or data protection-related obligations to customers, respondents, users or other third parties, our data disclosure and consent obligations or our privacy-, data protection- or security-related legal obligations, or any compromise of security that results in the unauthorized disclosure, transfer or use of personal or other information, which may include personally identifiable information or other data, may result in governmental enforcement actions, litigation or public statements critical of us by consumer advocacy groups, competitors, the media or others and could cause our users to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, partners, vendors or developers, violate applicable laws, our policies or other privacy-, data protection- or security-related obligations, such violations may also put our users’ information at risk and could in turn have an adverse effect on our business. Governmental agencies may also request or take member or customer data for national security or informational purposes, and can also make data requests in connection with criminal or civil investigations or other matters, which could harm our reputation and our business. Additionally, our compliance with the laws of one jurisdiction may be in contravention to laws or regulations that we are subject to in other jurisdictions.

In addition, there has been increased uncertainty around the legality of various mechanisms for personal data transfers from the European Union to the United States, the United Kingdom, and other countries outside the European Union, which may have a significant impact on the transfer of data from the European Union to companies in the United States or other jurisdictions, including us. For example, we may have to require some of our vendors who process personal data to take on additional privacy, data protection and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. We may also have to substantially reorganize our infrastructure to meet local requirements regarding data storage, access and transfer which also has the potential to adversely impact our business and cause significant additional expense. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient or if our users and customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to orders to suspend our services, enforcement actions or investigations by the Federal Trade Commission, California Attorney General, individual EU Data Protection Authorities or lawsuits by private parties, use of our products could decline and our business could be negatively impacted. There is also uncertainty as to whether certain legal mechanisms for the lawful transfer of data from the European Union to the United States or other jurisdictions will withstand legal challenges, and such legal mechanisms may be modified or replaced. If the mechanisms on which we rely for the transfer of data are found to be invalid or are modified or replaced, our business would be substantially impacted, as key agreements may need to be renegotiated, customers may lose confidence in our ability to transfer data legally from the European Union to the United States or other jurisdictions and we may be subject to orders to suspend our services, enforcement actions or investigations by the Federal Trade Commission, California Attorney General, or EU Data Protection Authorities.

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

In the United States, the federal government and many state governments have reviewed and are reviewing the need for greater regulation of the collection, processing, storage, sharing, disclosure, use and security of information concerning consumer behavior with respect to online services, including regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. This review may result in new laws or the promulgation of new regulations or guidelines. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from internet browsers, the ability to delete information of minors and new data breach notification requirements. California has also adopted privacy guidelines with respect to mobile applications and in 2018 enacted the CCPA. The CCPA requires covered companies to provide new disclosures to California consumers, and affords such consumers rights to access and delete personal information and new abilities to opt-out of certain sales of personal information, among other things. The CCPA became enforceable on July 1, 2020. Laws similar to the CCPA have also been proposed in other states, and one state, Nevada, has implemented a law imposing obligations similar to the CCPA. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters on November 3, 2020. The CPRA will take effect on January 1, 2023 and, as currently drafted, would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. We cannot yet predict the full impact of the CCPA, CPRA, or other similar laws or regulations on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. The United Kingdom left the European Union on January 31, 2020 with a transition period through December 31, 2020. The risks are yet undetermined depending on the outcomes of negotiations that could arise during this time period and beyond. A Data Protection Act has been enacted that substantially implements GDPR, which became law in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations and enforcement strategies will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.

Additionally, we historically have participated in the EU-U.S. Privacy Shield and a related program, the Swiss-U.S. Privacy Shield, and made use of certain model clauses approved by the European Commission (the “SCCs”), with regard to certain transfers of personal data from the European Economic Area (“EEA”) to the United States.  Both the EU-U.S. Privacy Shield Framework and SCCs have been subject to legal challenge, however, and on July 16, 2020, the Court of Justice of the European Union (“CJEU”) issued a decision that invalidated the EU-U.S. Privacy Shield and imposed additional obligations on companies when relying on the SCCs. This CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States or may result in those transfers being deemed unlawful. We are analyzing the impacts of this decision and resulting recommendations from the European Data Protection Board as well as individual data protection authorities, and we may find it necessary or appropriate to take different or additional steps with respect to transfers of personal data, which may result in significant increased costs of compliance and limitations on our customers and us. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA or Switzerland. We may experience reluctance or refusal by current or prospective European customers to use our survey platform or other solutions, and we and our customers may face a risk of orders to suspend our services or enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

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

We have incurred net losses on an annual basis since our reincorporation. We incurred net losses of approximately $91.6 million, $73.9 million and $154.7 million during the years ended December 31, 2020, 2019 and 2018, respectively, and we had an accumulated deficit of approximately $494.3 million as of December 31, 2020. As we strive to grow our business, we expect expenses to increase in the near term, particularly as we continue to make investments to scale our business. For example, we are actively investing in our sales team, and we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. We also expect our research and development expenses to increase as we continue to hire employees for our engineering, product and design teams to support these efforts. In addition, we will incur additional general and administrative expenses to support both our growth as well as our operations as a publicly traded company. These investments may not result in increased revenue or growth in our business. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our survey platform, the entry of competitive survey platforms or other products or the success of existing competitive products and solutions. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business, results of operations and financial condition would be adversely affected.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had $292.1 million of federal and $187.7 million of state net operating loss carryforwards available to reduce future taxable income, which began to expire during 2020. As of December 31, 2020, we had federal research and development credits of $22.1 million which will begin to expire in 2032; state research and development credits of $17.0 million which will carryforward indefinitely; and foreign research and development credits of $0.9 million which will begin to expire in 2037. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Based on analysis performed, we have concluded that approximately $53.3 million of net operating loss carryforwards from companies we have previously acquired are subject to limitation under Section 382 of the Code. At this time, for our non-acquired net operating losses, we have not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since our formation. We may have experienced various ownership changes, as defined by the Code, as a result of past financing transactions (or other activities), and we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. Accordingly, our ability to utilize the aforementioned carryforwards may be limited.

General Risks

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

In December 2019, COVID-19 was reported in China and in March 2020 the World Health Organization declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of the disease, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate, which could negatively impact our business. For example, in response to the COVID-19 pandemic, we have suspended all business-related travel and instituted work-from-home procedures in accordance with government mandated shelter-in-place guidelines. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles or create operational or other challenges, any of which could harm our business, results of operations and financial condition. For example, we have experienced an increase in attrition rates and impact to our sales cycle length, particularly among customers in segments and industries more severely impacted by the ongoing effects of the COVID-19 pandemic, such as travel and hospitality, and these conditions can affect the rate of IT spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts all of which could adversely affect our future sales and operating results. In addition, the disease itself may impact the health and productivity of our workforce if infection rates continue to rise and the COVID-19 pandemic may disrupt the operations of our customers, partners and other third-party providers for an indefinite period of time, including as a result of travel restrictions and business shutdowns, all of which could negatively impact our business, results of operations and financial condition. It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

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

We have acquired a number of companies in the past and may make additional acquisitions in the future to add employees, complementary companies, products, solutions, technologies or revenue. Future acquisitions could be material to our results of operations and financial condition. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. It is difficult to predict the impact of future changes to accounting principles or our accounting policies any of which could negatively affect our results of operations.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Shares of our capital stock outstanding as of December 31, 2020 are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our insiders and subject to periodic “blackout” periods, or held by our “affiliates” as defined in Rule 144 under the Securities Act and except for restricted stock awards issued in connection with our acquisition of Usabilla.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters occupies approximately 199,000 square feet in San Mateo, California under our master lease agreement and multiple sublease agreements that expire at various times through December 2028. We also lease offices in Portland, Oregon; Seattle, Washington; New York, New York; San Francisco, California; Ottawa, Canada; Dublin, Ireland; London, United Kingdom; Berlin, Germany; and Amsterdam, the Netherlands.

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

Stockholders of Record

As of February 12, 2021, there were 129 stockholders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders.

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

The following stock performance graph compares total stockholder returns for SVMK Inc. relative to the S&P 500 Index and the S&P 500 Information Technology (“IT”) Index, assuming a $100 investment at market close on September 26, 2018, which was the initial trading day of our common stock and its reiterative performance is tracked through December 31, 2020. The stock performance shown in the graph below is not necessarily indicative of future price performance.

CUMULATIVE TOTAL RETURN SINCE INITIAL PUBLIC OFFERING

DOLLARS
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/26/18
(Base Period)
12/31/18
6/30/19
12/31/19
6/30/20
12/31/20
SVMK Inc.
S&P 500
S&P 500 IT

Company / Index	Base period 9/26/18	12/31/2018	6/30/2019	12/31/2019	6/30/2020	12/31/2020
SVMK Inc.	$100.00	$71.17	$95.77	$103.65	$136.54	$148.20
S&P 500 Index	100.00	86.27	101.23	111.18	106.69	129.25
S&P 500 IT Index	100.00	83.12	104.83	123.05	140.53	174.99

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

Consolidated Statement of Operations Data

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018	2017	2016
Revenue	$375,610	$307,421	$254,324	$218,773	$207,295

Net loss	$(91,581)	$(73,859)	$(154,740)	$(24,010)	$(76,350)
Net loss per share, basic and diluted	$(0.65)	$(0.56)	$(1.43)	$(0.24)	$(0.77)
Weighted-average shares used in computing basic and diluted net loss per share	139,887	131,568	107,900	100,244	98,539

Consolidated Balance Sheet Data

	As of December 31,
(in thousands)	2020	2019	2018	2017	2016
Cash and cash equivalents	$224,390	$131,035	$153,807	$35,345	$23,287
Working capital (deficiency)(1) (2)	33,731	(31,766)	34,503	(68,258)	(75,854)
Total deferred revenue	170,632	141,005	101,472	85,048	76,420
Total operating lease liabilities(1)	82,805	91,049	—	—	—
Financing obligation on leased facility(1)	—	—	92,009	93,385	81,939
Total debt, net(3)	213,616	215,516	217,415	318,321	319,300
Total stockholders' equity	346,356	301,984	219,383	40,043	33,021

(1)

We adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASC 842”) as of January 1, 2019 on a prospective basis. Amounts presented for the year ended December 31, 2020 and 2019 are under ASC 842 and amounts presented for the years ended December 31, 2018, 2017 and 2016 are under ASC 840. The adoption of ASC 842 resulted in the recognition of $92.8 million of operating lease liabilities and the derecognition of financing obligation on leased facility which is primarily related to our San Mateo building lease.

(2)	Working capital is calculated as current assets less current liabilities.
(3)

As of December 31, 2020, excludes unamortized issuance costs that were included in prepaid expenses and other current assets of $0.4 million in each of December 31, 2020, 2019 and 2018, respectively, and excludes unamortized issuance costs that were included in other assets of $0.7 million, $1.0 million and $1.4 million in December 31, 2020, 2019 and 2018, respectively. There were no unamortized issuance costs included in prepaid expenses and other current assets or other assets at December 31, 2017 and 2016, respectively.

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

Overview

We were founded in 1999 and are a leader in agile software solutions that help companies turn stakeholder feedback into action. Our platform empowers users to collect, analyze, and act on feedback from customers, employees, website and app users, and market research audiences. SurveyMonkey’s products enable more than 345,000 organizations to deliver better customer experiences, increase employee retention, and unlock growth and innovation. We offer SaaS feedback solutions across three major product pillars—Surveys, Customer Experience, and Market Research.

We operate as a single operating segment. Our chief operating decision maker, or CODM, is our Chief Executive Officer, who reviews our operating results on a consolidated basis in order to make decisions about allocating resources and assessing performance for the entire company. Our CODM uses one measure of profitability and does not segment our business for internal reporting.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and the world. As a result of the COVID-19 pandemic, we have modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, transitioning our employee onboarding and training processes to remote or online programs, and canceling certain events and meetings, among other modifications. We continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, and stockholders. The effects of these operational modifications are unknown and may not be realized until further reporting periods. The full impact of the rapidly changing market and economic conditions due to the COVID-19 pandemic is uncertain as the businesses of our customers and partners have been, and in some cases continue to be, disrupted. We have experienced a more challenging enterprise sales environment, longer sales cycles, and an increase in attrition rates, particularly among customers in segments and industries more severely impacted by the ongoing effects of the COVID-19 pandemic, such as travel and hospitality. In addition, some of our existing and potential customers are financially constrained in their ability to purchase our products, which we expect may negatively impact our ability to collect payments, acquire new customers, or renew subscriptions with or sell additional subscriptions to our existing customers. We expect such impacts on our revenue and costs to continue through the duration of this crisis. We expect that our business and consolidated results of operations will be impacted and that our financial condition in the future could be impacted as well. While we have not experienced significant disruptions from the COVID-19 pandemic thus far, we are unable to accurately predict the full impact that the COVID-19 pandemic will have due to numerous uncertainties, including the severity of the disease, the duration of the pandemic, actions that may be taken by governmental authorities, the impact to the businesses of our customers and partners, and other factors identified in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain, and the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. We are continuously evaluating the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

Our products

We generate substantially all of our revenue from the sale of subscriptions to our products. Our current product portfolio is structured into three primary product pillars—Surveys, Customer Experience, and Market Research.

•

Surveys: Our leading survey software products enable our customers to measure, benchmark, and act on stakeholder feedback, and we have designed our products to optimize the quality of stakeholder feedback and maximize response rates. We offer our basic survey plan to individuals at no charge. We also offer multiple tiers of subscriptions to individual paying users and teams which provide basic integrations with third-party applications and other additional features and functionality. For organizations we offer an enterprise-grade version of our survey platform and purpose-built solutions with enhanced collaboration, integration, administration, and customization tools. Revenue from our Surveys pillar is generated primarily on a subscription basis.

•

Customer Experience: Our Customer Experience offering, the GetFeedback CX platform, enables companies to deliver exceptional experiences that engage and retain their customers based on the ability to continuously listen and act on digital feedback. GetFeedback captures a company’s customer feedback from across digital channels, analyzes this feedback for a deeper understanding of their customers and their preferences, and automates feedback-based actions through integrations with that company’s existing system of record. We differentiate our Customer Experience offering in the market based on our software’s ease-of-implementation, ease-of-use, price-to-value, and time-to-value relative to alternative solutions, and third-party platform integrations. Revenue from our Customer Experience pillar is generated primarily on a subscription basis.

•

Market Research: Our Market Research offerings enable customers to quickly collect and analyze feedback on a number of market research projects, including analyzing target markets, measuring brand awareness, and gaining insights on existing and future product lines. Revenue from our Market Research pillar is generated primarily on a transactional basis.

•	Other Purpose-Built Solutions: In addition to our three major product pillars, we offer other products such as:
o

Customer Advocacy: TechValidate is our marketing content automation solution. TechValidate collects customer feedback at scale, automatically converting it into validated marketing content, including statistics, charts, testimonials, and case studies.

o	Grant Application Management: SurveyMonkey Apply is our application management solution that is primarily used by educational institutions and non-profits seeking to allocate scholarships and grants.
o	Forms: Wufoo is our easy-to-use form builder that helps users create web and mobile forms, collect file uploads and receive online payments.

We offer products from our Survey and Market Research pillars on a self-serve basis through our website and we offer a suite of enterprise-grade feedback software solutions from all three pillars through our direct sales force.

Our business model

We are continuing our rapid evolution from a self-serve online survey tool provider into an enterprise SaaS company. Through a combination of product innovation and acquisitions, we now offer SaaS feedback solutions across three major product pillars—Surveys, Customer Experience, and Market Research. Concurrently, we are building a sales force to increase new sales and cross-selling of our SaaS offerings into small, midsize, and large enterprises.

Our survey platform is inherently viral, as existing users send surveys and share survey results that introduce potential new users and customers to our products. This virality, combined with the ease-of-use and price-disruptive nature of our products and the strength of the SurveyMonkey brand, has enabled us to build an efficient, online self-serve channel for selling versions our survey products. We have a broad and diverse customer base and no customer represented more than 10% of our revenue in any of the periods presented.

To capitalize on the virality of our platform and the scale of business use cases in our user base, we are executing against a two-part growth strategy: 1) deliver new features and product tiers to drive platform usage and increase the conversion of free users to paid subscribers in our self-serve channel; and 2) continue investing in product innovation and go-to-market initiatives to win new customers and convert existing self-serve subscribers to our three enterprise product pillars: Surveys, Customer Experience, and Market Research. As we execute on this strategy and sell more of our products into enterprises directly, we believe we can accelerate our revenue growth profile and increase our customer retention rates over time. We believe our existing user base represents a significant opportunity to expand our business and increase our revenue. In 2020, approximately 29% of our total revenue was generated from customers who purchased software through our enterprise sales force, up from 21% in 2019. As of December 31, 2020, we had over 20 million active users, of which approximately 820,300 were paying users and of our paying users we had approximately 8,200 customers who purchased our software through our enterprise sales channel.

As of December 31, 2020, over 90% of our trailing 12-month bookings were from organizational domain-based customers, which are customers who register with us using an email account with an organizational domain name, such as @surveymonkey.com, but excludes customers with email addresses hosted on widely used domains such as @gmail, @outlook or @yahoo. As of December 31, 2020, our dollar-based net retention rate for organizational domain-based customers was over 100%.

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

Paying users

	As of December 31,
	2020	2019	2018
Paying users	820,251	720,921	646,727

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

Average revenue per paying user

	Year Ended December 31,
	2020	2019	2018
Average revenue per paying user ("ARPU")	$487	$450	$406

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

Free cash flow

	Year Ended December 31,
(in thousands)	2020	2019	2018
Free cash flow	45,628	40,168	23,339

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by operating activities:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by operating activities	$55,630	$54,652	$45,372
Purchases of property and equipment	(782)	(2,450)	(9,981)
Capitalized internal-use software	(9,220)	(12,034)	(12,052)
Free cash flow	$45,628	$40,168	$23,339

Free cash flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP.

Components of Results of Operations

Revenue

We derive a substantial majority of our revenue from sales of subscriptions to our software products for survey feedback and customer experience. We also generate a small portion of revenue from sales of subscriptions to our transactional market research solutions.

We recognize subscription revenue ratably over the subscription term, generally ranging from one month to one year, as long as all other revenue recognition criteria have been met. Our contracts are generally non-cancellable and do not contain refund provisions. Subscription fees are collected primarily from credit cards through our website at the beginning of the subscription period.

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

General and Administrative. General and administrative expenses primarily include personnel costs for legal, finance, human resources and other administrative functions, as well as certain executives. Personnel costs for our general and administrative staff include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses. In addition, general and administrative expenses include outside legal, accounting and other professional fees, non-income-based taxes and allocated overhead. We expect that general and administrative expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that general and administrative expenses will decrease as a percentage of revenue in the long term.

Interest Expense

Interest expense consists of interest on our credit facilities. For the year ended December 31, 2018 (which was prior to our adoption of ASC 842 on January 1, 2019), interest expense also included interest on financing obligations related to our corporate headquarters. For additional information regarding our credit facilities, see Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Other Non-Operating (Income) Expense, Net

Other non-operating (income) expense, net consists primarily of interest income, net foreign currency exchange gains and losses, gain on sale of private company investments and other gains and losses.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a valuation allowance against deferred tax assets in the United States and certain foreign jurisdictions that we have determined are not realizable on a more likely than not basis. For additional information regarding our income taxes, see Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

Comparison of the Year Ended December 31, 2020, 2019 and 2018

	Year Ended December 31,
(in thousands)	2020	% of Revenue	2019	% of Revenue	2018	% of Revenue
Revenue	$375,610	100%	$307,421	100%	$254,324	100%
Cost of revenue(1)(2)	83,917	22%	76,524	25%	77,982	31%
Gross profit	291,693	78%	230,897	75%	176,342	69%
Operating expenses:
Research and development(1)	112,989	30%	90,545	29%	106,188	42%
Sales and marketing (1)(2)	172,376	46%	123,573	40%	95,783	38%
General and administrative(1)	87,909	23%	83,288	27%	97,339	38%
Restructuring	—	—	(66)	—	3,525	1%
Total operating expenses	373,274	99%	297,340	97%	302,835	119%
Loss from operations	(81,581)	(22)%	(66,443)	(22)%	(126,493)	(50)%
Interest expense	10,257	3%	14,157	5%	27,801	11%
Other non-operating (income) expense, net	(1,436)	—	(3,962)	(1)%	298	—
Loss before income taxes	(90,402)	(24)%	(76,638)	(25)%	(154,592)	(61)%
Provision for (benefit from) income taxes	1,179	—	(2,779)	(1)%	148	—
Net loss	$(91,581)	(24)%	$(73,859)	(24)%	$(154,740)	(61)%

(1)	Includes stock-based compensation, net of amounts capitalized as follows:
	Year Ended December 31,
(in thousands)	2020	% of Revenue	2019	% of Revenue	2018	% of Revenue
Cost of revenue	$4,450	1%	$3,658	1%	$8,931	4%
Research and development	30,693	8%	21,159	7%	48,739	19%
Sales and marketing	19,707	5%	11,950	4%	19,046	7%
General and administrative	24,317	6%	23,478	8%	55,054	22%
Stock-based compensation, net of amounts capitalized	$79,167	21%	$60,245	20%	$131,770	52%
(2)	Includes amortization of acquisition intangible assets as follows:

	Year Ended December 31,
(in thousands)	2020	% of Revenue	2019	% of Revenue	2018	% of Revenue
Cost of revenue	$7,495	2%	$5,365	2%	$1,952	1%
Sales and marketing	5,107	1%	3,630	1%	2,318	1%
Amortization of acquisition intangible assets	$12,602	3%	$8,995	3%	$4,270	2%

Revenue and cost of revenue

	Year Ended December 31,
(dollars in thousands)	2020	$ Change	% Change	2019	$ Change	% Change	2018
Revenue	$375,610	$68,189	22%	$307,421	$53,097	21%	$254,324
Cost of revenue	83,917	7,393	10%	76,524	(1,458)	(2)%	77,982
Gross profit	$291,693	$60,796	26%	$230,897	$54,555	31%	176,342
Gross margin	78%			75%			69%

Revenue increased for the year ended December 31, 2020 compared to the year ended December 31, 2019. Paying users increased 14% from approximately 720,900 as of December 31, 2019 to approximately 820,300 as of December 31, 2020 and ARPU increased 8% from $450 for the year ended December 31, 2019 to $487 for the year ended December 31, 2020. Revenue growth was driven primarily by an increase of $42.5 million, or 65%, in our Enterprise sales channel. Enterprise sales accounted for 29% and 21% of revenue for the years ended December 31, 2020 and 2019, respectively. Revenue for the year ended December 31, 2020 also included approximately $2.1 million of non-recurring revenue from a one-time SurveyMonkey Audience customer and incremental revenue contributions from our acquisition of GetFeedback and Usabilla. In addition, revenue from our self-serve channel grew $25.7 million, or 11%, driven by a combination of demand arising from use cases related to the COVID-19 pandemic as well as ongoing refinement of our paywalls that has driven an increase in customers upgrading to paid plans.

Revenue increased for the year ended December 31, 2019 compared to the year ended December 31, 2018. Paying users increased 11% from approximately 646,700 as of December 31, 2018 to approximately 720,900 as of December 31, 2019 and ARPU increased 11% from $406 for the year ended December 31, 2018 to $450 for the year ended December 31, 2019. Revenue growth was driven primarily by an increase of $31.9 million, or 95%, in our Enterprise sales channel. Enterprise sales accounted for 21% and 13% of revenue for the years ended December 31, 2019 and 2018, respectively. Revenue for the year ended December 31, 2019 also included incremental revenue contributions from our acquisitions of GetFeedback and Usabilla.

Cost of revenue increased for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a $4.3 million increase in website hosting costs and payment processing fees, a $2.3 million increase in external sample costs and charitable donations associated with our SurveyMonkey Audience solution all due to increased sales, and a $2.1 million increase in amortization of intangible assets due to our prior acquisitions, partially offset by a $1.4 million decrease in capitalized software amortization.

Cost of revenue decreased for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to $1.5 million decrease in personnel costs and lower capitalized software amortization of $6.1 million, partially offset by a $3.4 million increase in amortization of intangible assets due to our prior acquisitions as well as a $3.1 million increase in payment processing fees and website hosting costs due to increased sales. The decrease in personnel costs was primarily due to a $5.0 million decrease in stock-based compensation as the year ended December 31, 2018 included the cumulative catch-up of stock based compensation recognized upon the completion of our IPO, offset by an increase of $3.5 million in employee-related expenses due to headcount growth.

Our gross margin increased for the years ended December 31, 2020 and 2019 relative to the respective prior year period primarily due to the increases in revenue.

Research and development

	Year Ended December 31,
(dollars in thousands)	2020	$ Change	% Change	2019	$ Change	% Change	2018
Research and development	$112,989	$22,444	25%	$90,545	$(15,643)	(15)%	$106,188

Research and development expenses increased for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a $20.0 million increase in personnel related costs due to headcount growth and a decrease in the software development costs that qualified for capitalization of $3.9 million, offset by decreases in travel expenses due to suspension of all business-related travel in response to the COVID-19 pandemic.

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

Sales and marketing

	Year Ended December 31,
(dollars in thousands)	2020	$ Change	% Change	2019	$ Change	% Change	2018
Sales and marketing	$172,376	$48,803	39%	$123,573	$27,790	29%	$95,783

Sales and marketing expenses increased for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a $28.5 million increase in personnel-related costs due to headcount growth, an increase of $14.2 million in costs related to brand campaigns and paid marketing and a $1.5 million increase in amortization of intangible assets due to our prior acquisitions. In addition, there were increases in our facilities, IT costs and other expenses, offset by decreases in travel expenses due to suspension of all business-related travel in response to the COVID-19 pandemic.

Sales and marketing expenses increased for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a $14.4 million increase in personnel costs, an increase of $4.6 million in costs related to brand campaigns and paid marketing, a $5.8 million increase in facilities costs due to the adoption of ASC 842 (where lease payments for our San Mateo building lease are now accounted for as lease expense rather than as interest expense) and a $1.3 million increase in amortization of intangible assets due to our prior acquisitions. The increase in personnel costs was primarily due to an increase of $21.5 million in employee-related expenses due to headcount growth, offset by a $7.1 million decrease in stock-based compensation as the year ended December 31, 2018 included the cumulative catch-up of stock based compensation recognized upon the completion of our IPO.

General and administrative

	Year Ended December 31,
(dollars in thousands)	2020	$ Change	% Change	2019	$ Change	% Change	2018
General and administrative	$87,909	$4,621	6%	$83,288	$(14,051)	(14)%	$97,339

General and administrative expenses increased for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a $5.8 million increase in personnel related costs, offset by a $1.0 million decrease in travel expenses due to suspension of all business-related travel in response to the COVID-19 pandemic, and decreases in outside legal, accounting and other professional fees.

General and administrative expenses decreased for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a $25.0 million decrease in personnel costs, partially offset by a $7.6 million increase in outside legal, accounting and other professional fees related to being a public company and the acquisition of Usabilla and GetFeedback. The decrease in personnel costs was primarily due to a $31.6 million decrease in stock-based compensation as the year ended December 31, 2018 included the cumulative catch-up of stock based compensation recognized upon the completion of our IPO, offset by an increase of $6.6 million in employee-related expenses due to headcount growth. In addition, there were also increases to our lease, IT costs and other expenses.

Interest expense

	Year Ended December 31,
(dollars in thousands)	2020	$ Change	% Change	2019	$ Change	% Change	2018
Interest expense	$10,257	$(3,900)	(28)%	$14,157	$(13,644)	(49)%	$27,801

Interest expense decreased for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to lower interest rates and lower average debt balances from our repayment of principal. For additional information regarding our credit facilities, see Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Interest expense decreased for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to lower debt balances during the year ended December 31, 2019 relative to the prior year and the adoption of ASC 842 (where the financing obligation on our leased facility was derecognized thereby reducing interest expense comparatively). For additional information regarding our credit facilities, see Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Other non-operating (income) expense, net

	Year Ended December 31,
(dollars in thousands)	2020	$ Change	% Change	2019	$ Change	% Change	2018
Other non-operating (income) expense, net	$(1,436)	$2,526	(64)%	$(3,962)	$(4,260)	(1430)%	$298

Other non-operating income, net for the year ended December 31, 2020 decreased compared to the year ended December 31, 2019 primarily due to a decrease in interest income of $2.2 million resulting from lower interest rates.

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

Provision for (benefit from) income taxes

	Year Ended December 31,
(dollars in thousands)	2020	$ Change	% Change	2019	$ Change	% Change	2018
Provision for (benefit from) income taxes	$1,179	$3,958	(142)%	$(2,779)	$(2,927)	(1978)%	$148
Effective tax rate	(1)%			4%			—

The provision for income taxes increased for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to taxes incurred in connection with a taxable sale of intangible assets and the partial release of the valuation allowance in 2019 as a result of our prior acquisitions.

The benefit from income taxes increased for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the tax benefits of foreign losses and partial release of the valuation allowance as a result of our prior acquisitions.

Quarterly Results of Operations

The following tables show a summary of our unaudited quarterly statements of operations data for each of the four quarters of the years ended December 31, 2020 and 2019. The unaudited quarterly statements of operations data set forth below have been prepared on a basis consistent with our audited annual Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the results of operations for the periods presented, in accordance with GAAP. Our historical quarterly results are not necessarily indicative of the results that may be expected in any future period and the unaudited quarterly statements of operations data should be read in conjunction with our Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. Percentages presented in the following tables may not sum due to rounding.

	Three Months Ended
(in thousands, except per share amounts)	Mar. 31, 2019	Jun. 30, 2019	Sep. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	Jun. 30, 2020	Sep. 30, 2020	Dec. 31, 2020
Revenue	$68,641	$75,139	$79,317	$84,324	$88,265	$90,941	$95,429	$100,975
Cost of revenue(1)(2)	17,530	19,047	19,626	20,321	19,944	21,009	21,899	21,065
Gross profit	51,111	56,092	59,691	64,003	68,321	69,932	73,530	79,910
Operating expenses:
Research and development(1)	20,806	22,407	22,718	24,614	26,557	26,571	30,068	29,793
Sales and marketing (1)(2)	26,050	29,689	30,926	36,908	42,091	42,578	43,875	43,832
General and administrative(1)	20,556	19,746	20,992	21,994	21,932	21,339	22,181	22,457
Restructuring	(66)	—	—	—	—	—	—	—
Total operating expenses	67,346	71,842	74,636	83,516	90,580	90,488	96,124	96,082
Loss from operations	(16,235)	(15,750)	(14,945)	(19,513)	(22,259)	(20,556)	(22,594)	(16,172)
Interest expense	3,659	3,647	3,572	3,279	3,086	2,422	2,379	2,370
Other non-operating (income) expense, net	(1,979)	(575)	(887)	(521)	(1,236)	102	(143)	(159)
Loss before income taxes	(17,915)	(18,822)	(17,630)	(22,271)	(24,109)	(23,080)	(24,830)	(18,383)
Provision for (benefit from) income taxes	(138)	(344)	(1,320)	(977)	141	(156)	1,289	(95)
Net loss	$(17,777)	$(18,478)	$(16,310)	$(21,294)	$(24,250)	$(22,924)	$(26,119)	$(18,288)
Net loss per share, basic and diluted	$(0.14)	$(0.14)	$(0.12)	$(0.16)	$(0.18)	$(0.17)	$(0.19)	$(0.13)
Weighted-average shares used in computing basic and diluted net loss per share	126,786	131,099	133,417	134,969	136,911	138,777	141,034	142,827

(1)	Includes stock-based compensation, net of amounts capitalized as follows:
	Three Months Ended
(in thousands)	Mar. 31, 2019	Jun. 30, 2019	Sep. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	Jun. 30, 2020	Sep. 30, 2020	Dec. 31, 2020
Cost of revenue	$1,096	$991	$718	$853	$960	$1,047	$1,222	$1,221
Research and development	4,766	5,629	5,468	5,296	6,457	7,496	8,322	8,418
Sales and marketing	2,780	3,016	2,918	3,236	4,343	4,841	5,912	4,611
General and administrative	6,469	5,518	5,678	5,813	5,742	6,087	6,150	6,338
Stock-based compensation, net of amounts capitalized	$15,111	$15,154	$14,782	$15,198	$17,502	$19,471	$21,606	$20,588
(2)	Includes amortization of acquisition intangible assets as follows:

	Three Months Ended
(in thousands)	Mar. 31, 2019	Jun. 30, 2019	Sep. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	Jun. 30, 2020	Sep. 30, 2020	Dec. 31, 2020
Cost of revenue	$488	$1,403	$1,557	$1,917	$2,010	$2,003	$1,800	$1,682
Sales and marketing	537	766	964	1,363	1,358	1,355	1,270	1,124
Amortization of acquired intangible assets	$1,025	$2,169	$2,521	$3,280	$3,368	$3,358	$3,070	$2,806

	Three Months Ended
(% of revenue)	Mar. 31, 2019	Jun. 30, 2019	Sep. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	Jun. 30, 2020	Sep. 30, 2020	Dec. 31, 2020
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	26%	25%	25%	24%	23%	23%	23%	21%
Gross profit	74%	75%	75%	76%	77%	77%	77%	79%
Operating expenses:
Research and development	30%	30%	29%	29%	30%	29%	32%	30%
Sales and marketing	38%	40%	39%	44%	48%	47%	46%	43%
General and administrative	30%	26%	26%	26%	25%	23%	23%	22%
Restructuring	—%	—%	—%	—%	—%	—%	—%	—%
Total operating expenses	98%	96%	94%	99%	103%	100%	101%	95%
Loss from operations	(24)%	(21)%	(19)%	(23)%	(25)%	(23)%	(24)%	(16)%
Interest expense	5%	5%	5%	4%	3%	3%	2%	2%
Other non-operating (income) expense, net	(3)%	(1)%	(1)%	(1)%	(1)%	—%	—%	—%
Loss before income taxes	(26)%	(25)%	(22)%	(26)%	(27)%	(25)%	(26)%	(18)%
Provision for (benefit from) income taxes	—	—%	(2)%	(1)%	—	—%	1%	—%
Net loss	(26)%	(25)%	(21)%	(25)%	(27)%	(25)%	(27)%	(18)%
Quarterly Revenue and Gross Margin Trends

Our revenue in each of the quarters presented increased due to increases in the number of paying users and in ARPU. Revenue growth was driven primarily by our Enterprise sales channel. In 2020, revenue from our self-serve channel increased due to demand arising from use cases related to the COVID-19 pandemic. In addition, our 2020 revenues increased year-over-year due to the incremental revenue contributions from our acquisitions of Usabilla and GetFeedback in 2019.

Our gross margins increased in each of the quarters presented increased primarily due to the increase in revenue.

Quarterly Operating Expenses Trends

Our quarterly operating expenses have generally increased on a year-over-basis primarily due to increases in personnel costs, the timing and costs of our product development cycles, marketing programs and professional services costs. Our total costs and expenses have generally increased for the periods presented driven by higher employee related expenses primarily due to the addition of headcount in connection with the expansion of our business. The increases are also partially due to increases in paid marketing programs and amortization of intangible assets due to our prior acquisitions. In addition, the expense increases in 2020 were partially offset by decreases in travel related expenses in response to the COVID-19 pandemic.

Our interest expense decreased due to lower effective interest rates and partial repayment on our debt.

Seasonality

We have historically experienced seasonality in terms of when we enter into subscription agreements with customers. We typically enter into a lower percentage of agreements with new customers, as well as renewal agreements with existing customers, during the summer months and during the holiday season in the second and fourth quarter of each year.

Liquidity and Capital Resources

As of December 31, 2020 and 2019, our principal sources of liquidity were cash and cash equivalents totaling $224.4 million and $131.0 million, respectively, all of which were bank deposits as well as cash to be received from customers and cash available under our credit facilities.

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

A significant majority of our customers pay in advance for annual subscriptions, which is a substantial source of cash. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which we recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2020 and 2019, we had deferred revenue of $170.6 million and $141.0 million, respectively, a substantial majority of which we expect to record as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by operating activities	$55,630	$54,652	$45,372
Net cash used in investing activities	(8,907)	(128,086)	(21,034)
Net cash provided by financing activities	46,669	50,822	95,475
Effects of exchange rate changes on cash	(461)	(76)	(787)
Net increase (decrease) in cash, cash equivalents and restricted cash	$92,931	$(22,688)	$119,026

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

During the year ended December 31, 2020, cash provided by operating activities was $55.6 million, primarily due to our net loss of $91.6 million, adjusted for non-cash charges of $142.8 million and net cash inflows of $4.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense, bad debt expense and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by an $29.7 million increase in deferred revenue, a $1.1 million increase in accounts payable and accrued liabilities, and a $7.9 million increase in accrued compensation, partially offset by cash used for prepaid expenses and other assets of $12.1 million and operating lease liabilities of $14.6 million, and an increase in accounts receivable of $7.6 million.

During the year ended December 31, 2019, cash provided by operating activities was $54.7 million, primarily due to our net loss of $73.9 million, adjusted for non-cash charges of $113.5 million and net cash inflows of $15.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense, bad debt expense and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by an $31.2 million increase in deferred revenue, a $8.3 million increase in accounts payable and accrued liabilities, and a $2.2 million increase in accrued compensation, partially offset by cash used for prepaid expenses and other assets of $5.1 million and operating lease liabilities of $13.9 million, and an increase in accounts receivable of $7.7 million.

During the year ended December 31, 2018, cash provided by operating activities was $45.4 million, primarily due to our net loss of $154.7 million, adjusted for non-cash charges of $184.1 million and net cash inflows of $16.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, bad debt expense and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by a $16.4 million increase in deferred revenue, a $5.2 million increase in accrued compensation and a $3.6 million increase in accounts payable and accrued liabilities, partially offset by cash used for prepaid expenses and other assets of $5.6 million, as well as an increase in accounts receivable of $2.2 million and a decrease of $1.4 million in accrued interest on financing lease obligation.

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

Net cash used in investing activities during the year ended December 31, 2020 of $8.9 million was primarily attributable to cash used for the development of internal-use software of $9.2 million that is capitalized and purchases of property and equipment of $0.8 million, partially offset by proceeds from the sale of investment in privately-held company and other property of $1.1 million.

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

Cash Flows from Financing Activities

Cash provided by financing activities during the year ended December 31, 2020 of $46.7 million was primarily attributable to proceeds from the exercise of stock options of $42.2 million and shares purchased under our employee stock purchase plan of $6.7 million, partially offset by the principal payments on our credit facilities of $2.2 million.

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

Contractual Obligations

Our principal commitments consist of obligations under our credit facilities and leases for office space. As of December 31, 2020, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Credit facilities(1)	$215,050	$2,200	$2,200	$2,200	$2,200	$2,200	$204,050
Interest payments on credit facilities(1)	39,282	8,384	8,298	8,212	8,148	6,240	—
Operating leases(2)	111,038	14,234	14,099	13,587	13,287	13,531	42,300
Purchase commitments(3)	28,220	11,165	8,738	6,202	2,115	—	—
Total contractual obligations	$393,590	$35,983	$33,335	$30,201	$25,750	$21,971	$246,350

(1)

Represents the principal balances and related interest payments to be paid in connection with our 2018 Credit Facility. Interest payments on our 2018 Credit Facility are based upon the applicable interest rates as of December 31, 2020 and are subject to change in future periods. For additional information regarding our credit facilities, see Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(2)

Primarily consists of future non-cancelable minimum rental payments under operating leases for our corporate headquarters and our other facilities. The amounts above exclude expected sublease payments to be received of approximately $6.7 million. For additional information regarding our operating lease obligations, see Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(3)	Primarily consists of open non-cancellable purchase orders for data center hosting services and the procurement of goods and services in the ordinary course of business.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP. In the preparation of these consolidated financial statements, we are required to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. To the extent that there are material differences between these judgements, estimates and actual results, our financial condition or results of operations would be affected. We base our judgements and estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting judgements and estimates of this type as critical accounting policies, which we discuss below.

Revenue Recognition

We generate a substantial majority of our revenue from the sale of subscriptions to our software products for survey feedback and customer experience. The revenue we generate from transactional market research solutions services is not significant. We normally sell each of these products in separate contracts to our customers and each product is distinct. The most critical judgments required in applying Topic 606 and our revenue recognition policy relate to the determination of distinct performance obligations. Our policy is to exclude sales and other indirect taxes when measuring the transaction price of our subscription agreements. We account for revenue contracts with customers through the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, we satisfy a performance obligation.

For subscription products, we provide customers the option of monthly, annual or multi-year contractual terms. In general, our customers elect contractual terms of one year or less. Subscription revenue is recognized on a straight-line basis over the related subscription term beginning on the date we provide access. Access to our subscription product is an obligation representing a series of distinct services (and which comprise a single performance obligation) that we provide to our end customer over the subscription term. We recognize our subscription revenue on a straight-line basis because the customer benefits from access to our products throughout the subscription term.

The transactional market research solution services are billed in advance and revenue is recognized after the services have been delivered.

Our contracts are generally non-cancellable and do not contain refund-type provisions and are billed in advance. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred. We record contract liabilities to deferred revenue when cash payments are received or due. Deferred revenue consists of the unearned portion of customer billings.

Stock-Based Compensation

We recognize stock-based compensation expense for all share-based payments to employees, including restricted stock units, stock options, restricted stock awards, and shares issuable under our employee stock purchase plan (the “ESPP”), based on the grant-date fair value of our common stock estimated in accordance with the provisions of ASC 718, Compensation-Stock Compensation. For time-based equity awards, stock-based compensation expense is recognized on a straight-line basis over the award’s requisite service period, which is generally four years for new hires and generally three years for subsequent grants to existing employees. For shares issuable under the ESPP, stock-based compensation expense is recognized on a straight-line basis over the award’s requisite service period, which is an offering period. We recognize the fair value of our performance-based RSUs using the accelerated attribution method. We recognize excess tax benefits from stock-based compensation expense in earnings, which are substantially offset by a valuation allowance. We also made a policy election to account for forfeitures as they occur.

We estimate the fair values of restricted stock units (including those that are performance-based) and restricted stock awards based on the fair value of our common stock on the grant date. We estimate the fair values of our stock options and shares issuable under the ESPP using the Black-Scholes-Merton option-pricing model.

Determining the grant date fair value of stock options and shares issuable under the ESPP requires management to make assumptions and judgments. If any of the assumptions used in the valuation models change significantly, stock-based compensation expense for future awards may differ materially compared with the awards granted previously. The assumptions and estimates are as follows:

•

Expected Term: As we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, we determine the expected term based on the average period the stock options or ESPP are expected to remain outstanding. For stock options, expected term is calculated as the midpoint of the stock options vesting term and contractual expiration period.

•

Expected Volatility: As we do not have sufficient trading history of our common stock, stock price volatility is estimated at the applicable grant date by taking the weighted-average historical volatility of a group of comparable publicly-traded companies over a period equal to the expected life of the options or ESPP.

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

Business Combinations

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

Impairment of Goodwill and Acquired Intangible Assets

Goodwill is not amortized but rather tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the carrying value of goodwill exceeds our implied fair value. Goodwill is evaluated for impairment annually on October 1, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

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

Determining if an impairment triggering event has occurred (which may include, but is not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows) requires significant management judgement. We did not recognize any impairment of goodwill or intangible assets during each of the years ended December 31, 2020, 2019 and 2018.

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

From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. To date, we have not entered into any material derivative financial instruments. During the years ended December 31, 2020, 2019 and 2018, we did not have any material amount of derivative financial instruments. A hypothetical 10% change in foreign currency exchange rates for the years ended December 31, 2020, 2019 and 2018 applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

As of December 31, 2020 and 2019, we had cash and cash equivalents of $224.4 million and $131.0 million, respectively, which consisted primarily of bank deposits. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. For the year ended December 31, 2020, a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements.

As of December 31, 2020 and 2019, we had borrowings under our credit facilities comprising $215.1 million and $217.3 million aggregate principal value, respectively. Loans under the credit facilities accrue interest based upon, at our option, either at an ABR or a Eurocurrency rate, in each case plus an applicable margin, which exposes us to interest rate risk. Additionally, in July 2017, the U.K. Financial Conduct Authority, the regulator of the London Interbank Offered Rate (“LIBOR”), indicated that it will no longer require banks to submit rates to the LIBOR administrator after 2021 and therefore the continuation of LIBOR on the current basis cannot be guaranteed. Our credit facilities provide that we may borrow at LIBOR or LIBOR-successor benchmark-based rates of interest that vary depending on our credit ratings and prevailing market conventions. The planned phase out of LIBOR as a benchmark may also result in an increase on our future interest obligations. As of December 31, 2020 and 2019, a 100 basis point increase in the ABR would result in an increase in interest payments on our debt of $0.1 million and $2.0 million, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SVMK Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SVMK Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company generates a substantial majority of its revenue from the sale of subscriptions to its software products for survey feedback and customer experience. The Company normally sells each of its products in separate contracts and each product is distinct.

Auditing the Company’s revenue recognition for enterprise customer contracts was challenging due to the nonstandard terms and conditions that required judgment to determine distinct performance obligations and the appropriate timing of revenue recognition.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's internal controls to identify and evaluate nonstandard terms and conditions in enterprise customer contracts that impacted revenue recognition.

Among other procedures, on a sample basis, we tested the completeness and accuracy of the Company’s identification and evaluation of nonstandard terms and conditions in its enterprise customer contracts, including the Company’s determination of distinct performance obligations and assessment of the timing of revenue recognition.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

San Francisco, California

February 18, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SVMK Inc.

Opinion on Internal Control Over Financial Reporting

We have audited SVMK Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SVMK Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of SVMK Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California

February 18, 2021

SVMK INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$224,390	$131,035
Accounts receivable, net of allowance of $519 and $162	24,177	17,795
Deferred commissions, current	5,429	3,078
Prepaid expenses and other current assets	10,520	9,382
Total current assets	264,516	161,290
Property and equipment, net	18,924	35,072
Operating lease right-of-use assets	56,986	63,904
Capitalized internal-use software, net	29,462	33,156
Acquisition intangible assets, net	21,207	33,150
Goodwill	468,764	462,927
Deferred commissions, non-current	10,018	5,384
Other assets	7,940	9,376
Total assets	$877,817	$804,259
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,348	$2,677
Accrued expenses and other current liabilities	15,198	16,077
Accrued compensation	32,149	24,031
Deferred revenue, current	169,872	139,990
Operating lease liabilities, current	8,318	8,381
Debt, current	1,900	1,900
Total current liabilities	230,785	193,056
Deferred revenue, non-current	760	1,015
Deferred tax liabilities	5,153	4,870
Debt, non-current	211,716	213,616
Operating lease liabilities, non-current	74,487	82,668
Other non-current liabilities	8,560	7,050
Total liabilities	531,461	502,275
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.00001 par value; 100,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.00001 par value; 800,000 shares authorized; 143,820 and 136,054 shares issued and outstanding)	1	1
Additional paid-in capital	835,444	705,143
Accumulated other comprehensive income (loss)	5,208	(444)
Accumulated deficit	(494,297)	(402,716)
Total stockholders’ equity	346,356	301,984
Total liabilities and stockholders’ equity	$877,817	$804,259

See accompanying Notes to Consolidated Financial Statements.

SVMK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Revenue	$375,610	$307,421	$254,324
Cost of revenue(1)(2)	83,917	76,524	77,982
Gross profit	291,693	230,897	176,342
Operating expenses:
Research and development(1)	112,989	90,545	106,188
Sales and marketing (1)(2)	172,376	123,573	95,783
General and administrative(1)	87,909	83,288	97,339
Restructuring	—	(66)	3,525
Total operating expenses	373,274	297,340	302,835
Loss from operations	(81,581)	(66,443)	(126,493)
Interest expense	10,257	14,157	27,801
Other non-operating (income) expense, net	(1,436)	(3,962)	298
Loss before income taxes	(90,402)	(76,638)	(154,592)
Provision for (benefit from) income taxes	1,179	(2,779)	148
Net loss	$(91,581)	$(73,859)	$(154,740)
Net loss per share, basic and diluted	$(0.65)	$(0.56)	$(1.43)
Weighted-average shares used in computing basic and diluted net loss per share	139,887	131,568	107,900

(1)	Includes stock-based compensation, net of amounts capitalized as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cost of revenue	$4,450	$3,658	$8,931
Research and development	30,693	21,159	48,739
Sales and marketing	19,707	11,950	19,046
General and administrative	24,317	23,478	55,054
Stock-based compensation, net of amounts capitalized	$79,167	$60,245	$131,770

(2)	Includes amortization of acquisition intangible assets as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cost of revenue	$7,495	$5,365	$1,952
Sales and marketing	5,107	3,630	2,318
Amortization of acquisition intangible assets	$12,602	$8,995	$4,270

See accompanying Notes to Consolidated Financial Statements.

SVMK INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net loss	$(91,581)	$(73,859)	$(154,740)
Other comprehensive loss:
Foreign currency translation gains (losses)(1)	5,652	(157)	(306)
Total other comprehensive income (loss)(1)	5,652	(157)	(306)
Total comprehensive loss	$(85,929)	$(74,016)	$(155,046)

(1)	Net of tax effect which was not material.

See accompanying Notes to Consolidated Financial Statements.

SVMK INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2017	101,383	$1	$217,594	$19	$(177,571)	$40,043
Cumulative-effect adjustment upon adoption of ASU 2017-09	—	—	(43)	—	43	—
Issuance of common stock in connection with initial public offering, net	20,583	—	225,336	—	—	225,336
Common stock issued upon vesting of restricted stock units	3,771	—	(25,807)	—	—	(25,807)
Common stock issued upon stock option exercise	82	—	494	—	—	494
Repurchase of common stock	(1)	—	(16)	—	—	(16)
Stock-based compensation expense	—	—	134,379	—	—	134,379
Comprehensive loss	—	—	—	(306)	—	(306)
Net loss	—	—	—	—	(154,740)	(154,740)
December 31, 2018	125,818	$1	$551,937	$(287)	$(332,268)	$219,383
Cumulative-effect adjustment upon adoption of ASC 842	—	—	—	—	3,411	3,411
Common stock issued upon vesting of restricted stock units	3,661	—	—	—	—	—
Common stock issued upon stock option exercise	3,733	—	47,678	—	—	47,678
Common stock issued in connection with acquisitions	2,320	—	36,204	—	—	36,204
Common stock issued under employee stock purchase plan	506	—	5,344	—	—	5,344
Stock-based compensation expense	—	—	63,748	—	—	63,748
Comprehensive loss	—	—	—	(157)	—	(157)
Other	16	—	232	—	—	232
Net loss	—	—	—	—	(73,859)	(73,859)
December 31, 2019	136,054	$1	$705,143	$(444)	$(402,716)	$301,984
Common stock issued upon vesting of restricted stock units	4,115	—	—	—	—	—
Common stock issued upon stock option exercise	3,088	—	42,172	—	—	42,172
Common stock issued under employee stock purchase plan	563	—	6,719	—	—	6,719
Stock-based compensation expense	—	—	81,410	—	—	81,410
Comprehensive income	—	—	—	5,652	—	5,652
Net loss	—	—	—	—	(91,581)	(91,581)
December 31, 2020	143,820	$1	$835,444	$5,208	$(494,297)	$346,356

See accompanying Notes to Consolidated Financial Statements.

SVMK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities
Net loss	$(91,581)	$(73,859)	$(154,740)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,822	45,133	48,068
Non-cash leases expense	13,092	12,537	—
Stock-based compensation expense, net of amounts capitalized	79,167	60,245	131,770
Deferred income taxes	814	(3,676)	(508)
Bad debt expense	1,352	432	186
Loss on debt extinguishment	—	—	941
Gain on sale of a private company investment	(1,001)	(1,001)	(999)
Impairment of property and equipment	—	—	2,821
Other	1,588	(157)	1,798
Changes in assets and liabilities:
Accounts receivable	(7,643)	(7,671)	(2,144)
Prepaid expenses and other assets	(12,106)	(5,172)	(5,565)
Accounts payable and accrued liabilities	1,148	8,318	3,564
Accrued interest on financing lease obligation, net of payments	—	—	(1,376)
Accrued compensation	7,865	2,232	5,203
Deferred revenue	29,742	31,181	16,353
Operating lease liabilities	(14,629)	(13,890)	—
Net cash provided by operating activities	55,630	54,652	45,372
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(114,603)	—
Purchases of property and equipment	(782)	(2,450)	(9,981)
Capitalized internal-use software	(9,220)	(12,034)	(12,052)
Proceeds from sale of a private company investment and other	1,095	1,001	999
Net cash used in investing activities	(8,907)	(128,086)	(21,034)
Cash flows from financing activities
Proceeds from initial public offering, net	—	—	232,509
Payments of deferred offering costs	—	—	(7,173)
Proceeds from stock option exercises	42,150	47,678	494
Proceeds from employee stock purchase plan	6,719	5,344	—
Employee payroll taxes paid for net share settlement of restricted stock units	—	—	(25,807)
Payments to repurchase common stock	—	—	(16)
Repayment of debt	(2,200)	(2,200)	(104,050)
Payment of debt issuance costs and other	—	—	(482)
Net cash provided by financing activities	46,669	50,822	95,475
Effect of exchange rate changes on cash	(461)	(76)	(787)
Net increase (decrease) in cash, cash equivalents and restricted cash	92,931	(22,688)	119,026
Cash, cash equivalents and restricted cash at beginning of period	131,683	154,371	35,345
Cash, cash equivalents and restricted cash at end of period	$224,614	$131,683	$154,371
Supplemental cash flow data:
Interest paid for term debt	$9,590	$13,502	$20,466
Income taxes paid	$583	$756	$535
Non-cash investing and financing transactions:
Fair value of common stock issued as acquisitions consideration	$—	$36,204	$—
Stock compensation included in capitalized software costs	$2,243	$3,503	$2,609
Lease liabilities arising from obtaining right-of-use assets, net	$—	$7,937	$—
Derecognized financing obligation related to building due to adoption of ASC 842	$—	$92,009	$—
Derecognized building due to adoption of ASC 842	$—	$71,781	$—

See accompanying Notes to Consolidated Financial Statements.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview and Basis of Presentation

Business

SVMK Inc. (the “Company”) is a leader in agile software solutions that help companies turn stakeholder feedback into action. The Company offers SaaS feedback solutions across three major product pillars—Surveys, Customer Experience, and Market Research. The Company was incorporated in 2011 as a Delaware corporation and is the successor to operations originally begun in 1999. The Company’s headquarters are located in the United States and its international operations are primarily based in Ireland, Canada and the Netherlands.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods covered by the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates due to a variety of factors, including the unforeseen effects of the COVID-19 pandemic on the Company’s business and financial results. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstances that would require an update to its estimates, judgments or assumptions or a revision to the carrying value of its assets or liabilities as of the date of issuance of its financial statements. These estimates, judgments and assumptions may change in the future, as new events occur or additional information is obtained. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. The Company’s most significant estimate and use of judgment involves the valuation of acquired goodwill and intangibles from acquisitions.

Segment Information

The Company operates as a single operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews the Company’s operating results on a consolidated basis in order to make decisions about allocating resources and assessing performance for the entire company. The CODM uses one measure of profitability and does not segment the Company’s business for internal reporting. See Notes 3 and 4 for additional information regarding the Company’s revenue and long-lived assets by geographic area.

Related Party Transactions

Certain members of the Company’s Board of Directors (“Board”) serve as board members, are executive officers of and/or (in some cases) are investors in companies that are customers and/or vendors of the Company. The Company incurred related party expenses of $4.3 million, $2.2 million and $1.5 million during the years ended December 31, 2020, 2019 and 2018, respectively.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Revenue Recognition and Deferred Revenue

The Company generates a substantial majority of its revenue from the sale of subscriptions to its software products for survey feedback and customer experience. The revenue the Company generates from its transactional market research solutions services is not significant. The Company normally sells each of these products in separate contracts to its customers and each product is distinct. The Company’s policy is to exclude sales and other indirect taxes when measuring the transaction price of its subscription agreements. The Company accounts for revenue contracts with customers through the following steps:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

For subscription products, the Company provides customers the option of monthly, annual or multi-year contractual terms. In general, the Company’s customers elect contractual terms of one year or less. Subscription revenue is recognized on a straight-line basis over the related subscription term beginning on the date the Company provides access. Access to the Company’s subscription product is an obligation representing a series of distinct services (and which comprise a single performance obligation) that the Company provides to its end customer over the subscription term. The Company recognizes its subscription revenue on a straight-line basis because the customer benefits from access to the products throughout the contractual term.

The transactional market research solution services are billed in advance and revenue is recognized after the services have been delivered.

The Company's contracts are generally non-cancellable and do not contain refund-type provisions and are billed in advance. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred or services have been delivered.

The Company records contract liabilities to deferred revenue when cash payments are received or due. Deferred revenue consists of the unearned portion of customer billings.

Cost of Revenue

Cost of revenue associated with the delivery of the Company’s online platform to its users generally consists of infrastructure costs, personnel costs and other related costs. Infrastructure costs generally include expenses related to the operation of the Company’s data centers, such as data center equipment depreciation and facility costs (such as co-location rentals), website hosting costs, credit card processing fees, amortization of capitalized software, charity donations and external sample costs. Personnel costs include salaries and bonuses, stock-based compensation expense, other employee benefits and travel-related expenses for employees whose primary responsibilities relate to supporting the Company’s infrastructure and delivering user support. Other related costs include amortization of acquired developed technology intangible assets and allocated overhead.

Deferred Commissions

Certain commissions earned by the Company’s salesforce are considered to be incremental and recoverable costs of obtaining a contract with a customer. Such costs are deferred and amortized on a straight-line basis over their estimated period of benefit which is generally estimated as four years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortization of deferred commissions, included in sales and marketing expense line within the consolidated statements of operations was $4.2 million, $2.7 million and $1.6 million during the years ended December 31, 2020, 2019 and 2018 respectively. There was no impairment loss in relation to the deferred commissions for any period presented.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company recognizes stock-based compensation expense for all share-based payments to employees, including restricted stock units, stock options, restricted stock awards, and shares issuable under the Company’s 2018 employee stock purchase plan, as amended (“the ESPP”) based on the grant-date fair value of the Company’s common stock estimated in accordance with the provisions of ASC 718, Compensation‑Stock Compensation. For time-based equity awards, stock-based compensation expense is recognized on a straight-line basis over the award’s requisite service period, which is generally four years for new hires and generally three years for subsequent grants to existing employees. For shares issuable under the ESPP, stock-based compensation expense is recognized on a straight-line basis over the award’s requisite service period, which is an offering period. The Company recognizes the fair value of our performance-based RSUs using the accelerated attribution method. The Company recognizes excess tax benefits from stock-based compensation expense in earnings, which are substantially offset by a valuation allowance. The Company made a policy election to account for forfeitures as they occur.

The Company estimates the fair value of restricted stock units (including those that are performance-based) and restricted stock awards based on the fair value of the Company’s common stock on the grant date. The Company estimates the fair values of its stock options and shares issuable under the ESPP using the Black-Scholes-Merton option-pricing model. The valuation model requires input of the following key assumptions:

•

Expected Term: As the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the Company determines the expected term based on the average period the stock options or ESPP are expected to remain outstanding. For stock options, expected term is calculated as the midpoint of the stock options vesting term and contractual expiration period.

•

Expected Volatility: As the Company does not have sufficient trading history of its common stock, stock price volatility is estimated at the applicable grant date by taking the weighted-average historical volatility of a group of comparable publicly-traded companies over a period equal to the expected life of the options or ESPP.

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

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records an allowance for credit losses based upon its assessment of various factors including the Company’s a) historical experience (including historical bad debt expense trends), the age of a customers’ accounts receivable balance, and a customers’ credit quality, b) expected losses over the remaining estimated contractual life of the receivable and c) other reasonable and supportable factors pertaining to a customers’ ability to pay (including consideration of current economic conditions). Amounts deemed uncollectible and expected credit losses are recorded to the allowance for doubtful accounts with an offsetting charge in the consolidated statements of operations. The Company evaluated its allowance for credit losses using its consolidated gross accounts receivable balance as a single portfolio segment. Bad debt expense recognized in the consolidated statements of operations was $1.4 million, $0.4 million and $0.2 million during the years ended December 31, 2020, 2019 and 2018, respectively. Write-off of uncollectible accounts receivable was $1.0 million, $0.4 million and $0.1 million during the years ended December 31, 2020, 2019 and 2018, respectively, and was recorded against the allowance for doubtful accounts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in banks, primarily in checking accounts and such amounts may at times exceed the federally insured limits. Cash equivalents consist of short-term money market funds (for which the Company had none in any of the periods presented), which are managed by reputable financial institutions. As of December 31, 2020, $201.3 million of the Company’s cash and cash equivalents are held in one financial institution. For purposes of its customer concentration disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. No single customer accounted for more than 10% of revenue during each of the years ended December 31, 2020, 2019 and 2018. No customers accounted for more than 10% of accounts receivable, net as of December 31, 2020 and 2019, respectively.

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

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of depreciable or amortizable long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows do not exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. The Company did not recognize any impairment of long-lived assets during the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, the Company impaired $2.8 million of leasehold improvements which was included in the restructuring line in the consolidated statement of operations. The Company believes that the carrying values of long-lived assets as of December 31, 2020 are recoverable.

Goodwill is not amortized but rather tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the carrying value of goodwill exceeds the implied fair value of the Company. The Company did not recognize any impairment of goodwill during each of the years ended December 31, 2020, 2019 and 2018.

Foreign Currencies

Where the functional currency of the Company’s foreign subsidiaries is the U.S. dollar, monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in other non-operating (income) expense, net in the consolidated statements of operations.

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

See Note 6 for additional disclosures regarding fair value measurements.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Private Company Investment

The Company accounts for one private company investment, without readily determinable fair value, under the cost method. This investment, for which the Company is not able to exercise significant influence over the investee, is measured and accounted for using an alternative measurement basis of a) the security’s carrying value at cost, b) less any impairment and c) plus or minus any qualifying observable price changes. Observable price changes or impairments recognized on the Company’s private company investment would be classified as a Level 3 financial instrument within the fair value hierarchy based on the nature of the fair value inputs. The Company classifies the private company investment as an other asset on the consolidated balance sheets as this investment does not have a stated contractual maturity date. Any adjustments to the carrying value are recognized in other non-operating (income) expense, net in the consolidated statements of operations. As of December 31, 2020 and 2019, respectively, the carrying value of the Company’s private company investment at cost was $3.6 million. There were no impairments or observable price changes for the Company’s private company investment during the years ended December 31, 2020, 2019 and 2018, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures that improve an asset or extend its estimated useful life are capitalized. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.

Capitalized Internal-Use Software

The Company incurs development costs relating to its online platform as well as other software solely for internal-use. Costs relating to the planning and post‑implementation phases of development are expensed as incurred. Costs incurred in the application development phase are capitalized and included in capitalized internal-use software, net and amortized over their estimated useful life, generally three years. Maintenance and training costs are expensed as incurred.

Leases

At contract inception, the Company performs an evaluation to determine if it is conveyed the right to control the use of identified property, plant or equipment. To the extent such rights of control are conveyed, the Company further makes an assessment as to the applicable lease classification. The Company leases facilities, datacenters and equipment, which are generally accounted for as operating leases (as further described in Note 10).

On January 1, 2019, the Company adopted ASC 842 which required companies to recognize operating and financing lease liabilities and corresponding ROU assets on the balance sheet through the use of the modified retrospective transition method which allowed for recognition of the cumulative-effect adjustments at the beginning of the adoption period. The adoption of ASC 842 resulted in the recognition of ROU assets of $63.1 million and operating lease liabilities of $92.8 million at the adoption date. For the year ended December 31, 2018, the Company’s consolidated statement of operations are presented pursuant to ASC 840.

Operating Leases

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subleases

The Company additionally had entered into subleases for unoccupied leased office space. To the extent there were losses associated with the sublease, they were recognized in the period the sublease is executed. Gains are recognized over the sublease term. Any sublease payments received in excess of the straight-line rent payments for the sublease are recorded in other non-operating (income) expense. The Company’s sublease agreements do not contain any variable payments, material residual value guarantees or material restrictive covenants.

Legal and Other Contingencies

The Company accrues a liability for either claims arising in the ordinary course of business, assessments resulting from non-income-based audits or litigation when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. See Note 11 for additional information pertaining to legal and other contingencies.

Liability for Sabbatical Leave

The Company provides an employee sabbatical leave program accounted for in accordance with ASC 710, Compensated Absences. As of December 31, 2020, the accrued balance was $5.5 million ($2.3 million included in accrued compensation and $3.2 million in other non-current liabilities). As of December 31, 2019, the accrued balance was $3.8 million ($1.7 million included in accrued compensation and $2.1 million in other non-current liabilities).

Advertising and Promotion Costs

Expenses related to advertising, marketing and promotion of the Company’s product offerings are expensed as incurred. These costs mainly consist of search engine marketing related costs. The Company incurred $44.6 million, $30.3 million and $25.7 million during the years ended December 31, 2020, 2019 and 2018, respectively, which are included in sales and marketing expenses in the consolidated statements of operations.

Restructuring

The Company accounts for restructuring activities in accordance with ASC 420, Exit or Disposal Cost Obligations.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2017, the Company implemented a restructuring plan (“November 2017 Plan”) to reduce its sales and marketing headcount and centralize its sales function in its San Mateo, CA headquarters. During the year ended December 31, 2018, the Company recognized $3.5 million of restructuring costs under the November 2017 Plan which consisted of and impairment charge of $2.8 million on property and equipment, and $0.7 million of lease termination costs and employee severance. During the year ended December 31, 2019, the Company reversed $0.1 million of employee severance costs and actions pursuant to the November 2017 Plan were completed.

Other Non-Operating (Income) Expense

Other non-operating (income) expense, net consists primarily of interest income, net foreign currency exchange (gains) losses, gain on sale of private company investments, net realized gains and losses related to investments, loss on debt modification/extinguishment, and other. The components of other non-operating (income) expense recognized in the consolidated financial statements is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Interest Income	$(780)	$(3,030)	$(1,161)
Foreign currency (gains) losses, net	225	399	1,460
Gain on sale of a private company investment	(1,001)	(1,001)	(999)
Loss on debt modification / extinguishment	—	—	941
Other (income) expense, net	120	(330)	57
Other non-operating (income) expense, net	$(1,436)	$(3,962)	$298

In January 2017, the Company sold a private company investment of approximately $5.0 million that was accounted for using the cost method of accounting for consideration of $11.7 million. The Company recognized an initial gain upon sale of $6.8 million during the year ended December 31, 2017. Additionally, the Company was entitled to receive contingent consideration to be received over three years following the close of the transaction, subject to the private company meeting certain employee retention and financial targets. Subsequent earn-out amounts collected were recorded as a gain when cash was received. In each of the years ended December 31, 2020, 2019 and 2018, the Company received its share of the first, second and final installments of the earn-out payments of $1.0 million, which was recognized as a gain on sale of a private company investment.

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

Income Taxes: In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves consistent application and simplifies other areas of Topic 740 by clarifying and amending existing guidance. Early adoption is permitted, provided that the Company reflects any adjustments as of the beginning of the annual period that includes the interim period for which such early adoption occurs. Additionally, the Company must adopt all the amendments in the same period if early adoption is elected. ASU 2019-12 is effective for public companies with fiscal years beginning after December 15, 2020, unless early adopted. The Company adopted the provisions of ASU 2019-12 on January 1, 2021, with no material impact on its consolidated financial statements and related disclosures.

Accounting Pronouncements Not Yet Adopted

Reference Rate Reform: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect this update will have a material impact on its consolidated financial statements and related disclosures.

3. Revenue and Deferred Revenue

Disaggregated revenue

Revenue by sales channel was as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Self-serve revenue	$267,703	$241,986	$220,822
Enterprise revenue	107,907	65,435	33,502
Revenue	$375,610	$307,421	$254,324

Self-serve revenues are generated from products purchased independently through our website.

Enterprise revenues are generated from products sold to organizations through our sales team.

In addition, see Note 4 for information regarding the Company’s revenue by geographic area.

Deferred revenue

The Company recognized into revenue $137.6 million, $101.1 million and $83.3 million during the years ended December 31, 2020, 2019 and 2018, respectively, that was included in the deferred revenue balances at the beginning of each respective period.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction price allocated to the remaining performance obligations

As of December 31, 2020, future estimated revenue related to non-cancelable performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period was $187.9 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

4. Geographical Information

Revenue by geography is generally based on the billing address of the customer. For purposes of its geographic revenue disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. The following table sets forth the percentage of revenue by geographic area:

	Year Ended December 31,
	2020	2019	2018
United States	65%	65%	64%
Rest of world	35%	35%	36%

No other country outside of the United States comprised 10% or greater of the Company’s revenue for each of the years ended December 31, 2020, 2019 and 2018.

As of December 31, 2020 and 2019, the following table summarizes the percentage of the Company’s long-lived assets by geographic area:

	Property and equipment, net		Operating lease ROU assets		Acquisition intangibles, net
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
United States	79%	83%	92%	92%	46%	64%
Canada	18%	13%	2%	2%	*	*
Ireland	*	*	3%	3%	21%	2%
Netherlands	3%	2%	3%	3%	32%	32%
Rest of world	*	2%	*	*	1%	2%

*	less than 1%

5. Cash and Cash Equivalents

As of December 31, 2020 and 2019, the following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows:

(in thousands)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$224,390	$131,035
Restricted cash included in prepaid expenses and other current assets	224	578
Restricted cash included in other assets	—	70
Total cash, cash equivalents and restricted cash	$224,614	$131,683

Included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions of $1.6 million and $1.6 million as of December 31, 2020 and 2019, respectively.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Fair Value Measurements

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

The carrying amounts of the Company’s financial instruments, which generally include cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the fair value of the Company’s debt was approximately $214.5 million as of December 31, 2020 and was approximate to its carrying value as of December 31, 2019.

As of December 31, 2020 and 2019, respectively, the Company did not have any financial instruments accounted for pursuant to ASC 820.

7. Property and Equipment

As of December 31, 2020 and 2019, property and equipment consisted of the following:

(in thousands)	December 31, 2020	December 31, 2019
Computer equipment	$15,770	$23,155
Leasehold improvements	54,079	55,224
Furniture, fixtures, and other assets	10,944	11,411
Gross property and equipment	80,793	89,790
Less: Accumulated depreciation	(61,869)	(54,718)
Property and equipment, net	$18,924	$35,072

Depreciation expense was $16.2 million, $17.5 million and $19.5 million, during the years ended December 31, 2020, 2019 and 2018, respectively.

8. Acquisitions, Intangible Assets and Goodwill

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

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Usabilla Acquisition

On April 1, 2019, the Company acquired 100% of the outstanding shares of Usabilla Holding B.V. (“Usabilla”), a voice of customer technology company headquartered in the Netherlands that offers its customers products to help improve their customers’ online experience by generating and processing user feedback via targeted surveys on websites, in mobile apps and by email.

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

The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the applicable acquisition date becomes available but does not exceed 12 months from the acquisition date. The measurement periods have closed for the acquisitions of Usabilla and GetFeedback as of December 31, 2020.

The Company has incurred incremental expenses related to the above acquisitions of $1.7 million, which are included in general and administrative expenses in the consolidated statements of operations for the year December 31, 2019.

Balance Sheet Details

Acquisition intangible assets, net

As of December 31, 2020 and 2019, intangible assets, net consisted of the following:

	December 31, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$23,804	$(12,448)	$11,356	$25,594	$(9,712)	$15,882
Trade name	2,824	(1,285)	1,539	2,711	(763)	1,948
Developed technology	20,881	(12,569)	8,312	27,547	(12,227)	15,320
Acquisition intangible assets, net	$47,509	$(26,302)	$21,207	$55,852	$(22,702)	$33,150

Amortization expense was $12.6 million, $9.0 million and $4.3 million during the years ended December 31, 2020, 2019 and 2018, respectively.

The decrease in gross acquisition intangible assets is due to the removal of $9.7 million of fully amortized acquisition intangible assets during the fourth quarter of 2020.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of December 31, 2018	$336,861
Additions	125,981
Foreign currency translation	85
Balance as of December 31, 2019	462,927
Foreign currency translation	5,837
Balance as of December 31, 2020	$468,764

Capitalized internal-use software

As of December 31, 2020 and 2019, capitalized internal-use software consisted of the following:

(in thousands)	December 31, 2020	December 31, 2019
Gross capitalized internal-use software	$50,833	$61,130
Less: Accumulated amortization	(21,371)	(27,974)
Capitalized internal-use software, net	$29,462	$33,156

Amortization expense related to capitalized internal-use software was $14.2 million, $15.6 million and $21.7 million during the years ended December 31, 2020, 2019 and 2018, respectively, and is included in cost of revenue in the consolidated statements of operations.

The decrease in gross capitalized internal-use software is due to the removal of $20.8 million of fully amortized capitalized internal-use software during the fourth quarter of 2020, offset by current year additions.

Future amortization expense

As of December 31, 2020, future amortization expense by year is expected to be as follows:

(in thousands)	Capitalized internal-use software, net	Acquisition intangible assets, net
2021	$10,950	$10,299
2022	6,963	5,121
2023	1,584	1,928
2024	—	1,670
2025	—	1,389
Thereafter	—	800
Total amortization expense	$19,497	$21,207

Future capitalized internal-use software amortization excludes $10.0 million of costs which are currently in the development phase.

9. Stockholders’ Equity and Employee Benefit Plans

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

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Incentive Plans

The Company sponsors the 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by stockholders on September 5, 2018. Under the 2018 Plan, the Board or a committee of the Board, may grant incentive and nonqualified stock options, stock appreciation rights, restricted or unrestricted stock awards, restricted stock units (“RSUs”), phantom stock, performance awards or other stock-based awards to employees, directors and other individuals providing services to the Company. The purpose of the 2018 Plan is to promote the long-term growth and profitability of the Company by (i) providing employees with incentives to improve stockholder value and to contribute to the growth and financial success of the Company through their future services, and (ii) enabling the Company to attract, retain and reward the best-available persons. The options granted under the 2018 Plan, may be granted at a price not less than the fair market value on the grant date.

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

The 2018 Plan provides for annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of (i) 12,500,000 shares, (ii) 5% of the outstanding shares on the last date of the preceding year, and (iii) a lower amount determined by the plan administrator. As of December 31, 2020, 14,226,273 shares of common stock remain available for grant under the 2018 Plan.

The following is a summary of restricted stock units activity for the year ended December 31, 2020:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2019	6,975,994	$14.72	2.2
Granted	5,091,244	$19.43
Vested	(4,115,357)	$15.07
Forfeited/cancelled	(951,026)	$16.25
Unvested at December 31, 2020	7,000,855	$17.72	1.1

The following is a summary of stock options activity for the year ended December 31, 2020:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2019	15,812,928	$14.67	$50,994	7.4
Granted	2,649,800	$21.46
Exercised	(3,088,076)	$13.66
Forfeited	(244,623)	$14.42
Expired	(29,887)	$14.74
Outstanding, vested and expected to vest at December 31, 2020	15,100,142	$16.07	$143,156	6.9
Vested and exercisable at December 31, 2020	10,428,449	$15.38	$106,006	6.2

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of restricted stock awards activity for the year ended December 31, 2020:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2019	299,798	$18.30	2.3
Vested	(197,338)	$18.30
Unvested at December 31, 2020	102,460	$18.30	1.2

Fair Value of Stock Options

The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted using the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected life (in years)	5.8	5.9	5.8
Risk-free interest rate	1.2%	2.2%	2.8%
Volatility	49%	46%	48%
Dividend yield	—%	—%	—%
Fair value of common stock	$21.46	$14.17	$13.31

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

During the year ended December 31, 2020, the Company’s employees purchased 562,903 shares of its common stock under the ESPP at a weighted average purchase price of $11.94 with proceeds of $6.7 million. During the year ended December 31, 2019, the Company’s employees purchased 505,546 shares of its common stock under the ESPP at a weighted average purchase price of $10.57 with proceeds of $5.3 million. As of December 31, 2020, 4,223,714 shares of common stock remain available for grant under the ESPP.

The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of ESPP purchase rights granted using the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected life (in years)	1.3	1.2	1.3
Risk-free interest rate	0.1%	1.9%	2.7%
Volatility	56%	42%	39%
Dividend yield	—%	—%	—%
Fair value of common stock	$20.42	$17.00	$12.89

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the consolidated financial statements is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cost of revenue	$4,450	$3,658	$8,931
Research and development	30,693	21,159	48,739
Sales and marketing	19,707	11,950	19,046
General and administrative	24,317	23,478	55,054
Stock-based compensation expense, net of amounts capitalized	79,167	60,245	131,770
Capitalized stock-based compensation expense	2,243	3,503	2,609
Stock-based compensation expense	$81,410	$63,748	$134,379

As of December 31, 2020, unamortized stock-based compensation was as follows:

	Unrecognized stock-based compensation (in thousands)	Weighted average vesting period (in years)
Restricted stock units (service-based)	$108,731	2.4
Restricted stock units (performance-based)	932	0.8
Stock options	34,736	2.1
Restricted stock awards	1,560	1.2
ESPP	6,100	1.7
Total unrecognized stock-based compensation	$152,059

401(k) Plan

In the United States, the Company offers its employees a defined contribution plan that qualifies as a deferred salary arrangement under Section 401 of the U.S. Internal Revenue Code (“401(k) Plan”). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowed by the Internal Revenue Service. The Company currently provides a matching contribution of 25% of deferrals for eligible employees. Compensation expense for the Company's matching contributions was $4.2 million, $3.0 million and $2.3 million during the years ended December 31, 2020, 2019 and 2018, respectively.
10. Leases

The Company leases certain equipment and facilities under operating leases which expire at various dates through 2028. The Company’s operating lease costs were as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Operating lease cost (gross lease expense)	$13,377	$12,773
Variable lease costs	5,636	6,630
Sublease income (including reimbursed expenses)	5,303	7,527

During the years ended December 31, 2020 and 2019, the Company’s short-term lease costs were nominal.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining operating lease term was 7.6 years and 8.4 years as of December 31, 2020 and 2019, respectively.

The weighted average discount rate used to estimate operating lease liabilities was 7.5% and 7.4% as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, maturities of operating lease liabilities and sublease income, by year are as follows:

(in thousands)	Operating Lease Payments	Sublease Income
2021	$14,234	$(4,087)
2022	14,099	(1,481)
2023	13,587	(1,101)
2024	13,287	—
2025	13,531	—
Thereafter	42,300	—
Gross lease payments (income)	$111,038	$(6,669)
Less: Imputed interest	27,789
Less: Tenant improvement receivables	444
Total operating lease liabilities	$82,805

11. Commitments and Contingencies

Non-Cancellable Purchase Commitments

The Company enters into commitments under non-cancellable purchase orders for the procurement of goods and services in the ordinary course of business. As of December 31, 2020, expected payments under such commitments are as follows (in thousands):

2021	$11,165
2022	8,738
2023	6,202
2024	2,115
2025	—
Thereafter	—
Total purchase commitments	$28,220

Letters of Credit

The Company has a standby letter of credit for $2.5 million which is issued in connection with the San Mateo facility.

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

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

12. Debt

As of December 31, 2020 and 2019, the carrying values of debt were as follows:

			December 31, 2020		December 31, 2019
	Issuance date	Maturity date	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
2018 Refinancing Facility Agreement	October 2018	October 2025	$215,050	3.9% - 5.4%	$217,250	5.3% - 6.3%
Less: Unamortized issuance discount and issuance costs, net			1,434		1,734
Less: Debt, current			1,900		1,900
Debt, non-current			$211,716		$213,616

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

The Company records debt discounts and issuance costs as a reduction to the associated current and long-term portions of the debt in the consolidated balance sheets. The Company records debt discounts and issuance costs as a deferred asset when there is no associated debt liability. As of December 31, 2020, unamortized issuance discount and issuance costs of $0.4 million were included in prepaid expenses and other current assets and $0.7 million were included in other assets. As of December 31, 2019, unamortized issuance discount and issuance costs of $0.4 million were included in prepaid expenses and other current assets and $1.0 million were included in other assets. The Company amortizes these costs using the straight-line method which approximates the effective interest rate method over the life of the loan. The amounts amortized are included in interest expense in the accompanying consolidated statements of operations.

As of December 31, 2020, the Company has $70.0 million of borrowing available under the line of credit portion of the 2018 Credit Facility.

The Company’s obligations under the 2018 Credit Facility are guaranteed by certain of its subsidiaries and secured by liens on substantially all of the assets of the Company and such subsidiaries. The 2018 Credit Facility contains financial, affirmative and negative covenants that, if violated, may require the Company to pay down the loans earlier than the stated maturity dates with higher interest rates. As of December 31, 2020, the Company was compliant with all of its debt covenant requirements in the 2018 Credit Facility. The Company believes that it will continue to comply with the terms of the loan agreements through the stated maturity dates. However, if the Company’s projections do not materialize, the Company may require additional equity or debt financing. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal and interest payments are due quarterly. As of December 31, 2020, future minimum payment obligations of principal amounts due by year under the 2018 Credit Facility were as follows (in thousands):

2021	$2,200
2022	2,200
2023	2,200
2024	2,200
2025	2,200
Thereafter	204,050
Total principal outstanding	$215,050

13. Income Taxes

Loss from operations before income taxes is categorized geographically as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
United States	$(46,409)	$(81,653)	$(152,045)
Foreign	(43,993)	5,015	(2,547)
Total loss from operations before income taxes	$(90,402)	$(76,638)	$(154,592)

The provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Current income tax expense:
Federal	$—	$14	$(70)
State	28	10	48
Foreign	337	873	677
Total current income tax expense	365	897	655
Deferred income tax expense:
Federal	324	(1,087)	(483)
State	3	121	562
Foreign	487	(2,710)	(586)
Total deferred income tax expense (benefit)	814	(3,676)	(507)
Total provision for (benefit from) income taxes	$1,179	$(2,779)	$148

A reconciliation of the Company’s effective tax rate to the federal statutory rate is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Tax at federal statutory rate	$(18,984)	$(16,094)	$(32,464)
State income tax, net of federal tax benefit	(4,468)	(4,102)	(6,764)
Foreign tax rate differential	10,009	(2,651)	626
Stock-based compensation	(3,429)	1,885	2,378
Research and development credits	(3,066)	(2,033)	(5,247)
Other	492	805	(106)
Change in valuation allowance	20,625	19,411	41,725
Total provision for (benefit from) income taxes	$1,179	$(2,779)	$148

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020 and 2019, the tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating losses	$77,467	$66,170
Tax credits	33,753	26,254
Stock-based compensation	20,971	22,299
Accrued compensation and related expenses	3,012	3,513
Lease liabilities	20,475	22,322
Financing related	11,090	9,033
Intangible assets	75,093	72,226
Other	1,474	2,003
Total deferred tax assets:	243,335	223,820
Valuation allowance	(201,814)	(174,921)
Total deferred tax assets, net of valuation allowance:	41,521	48,899
Deferred tax liabilities:
Depreciation and amortization	(867)	(8,708)
Goodwill	(25,792)	(23,047)
Right-of-use assets	(17,565)	(19,077)
Total deferred tax liabilities:	(44,224)	(50,832)
Total net deferred tax liabilities:	$(2,703)	$(1,933)

As of December 31, 2020, the Company had federal and state net operating losses of $292.1 million and $187.7 million, respectively. Unutilized federal and state net operating loss carryforwards began to expire in 2020.

As of December 31, 2020, the Company had federal research and development credits of $22.1 million which will begin to expire in 2032; state research and development credits of $17.0 million which will carryforward indefinitely; and foreign research and development credits of $0.9 million which will begin to expire in 2037.

Assessing the realizability of the Company’s deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company has evaluated the criteria for realization of deferred tax assets and, as a result, has determined that certain deferred tax assets are not realizable on a more likely than not basis. Accordingly, the Company recorded a valuation allowance of $201.8 million as of December 31, 2020. The valuation allowance increased by $26.9 million and $93.7 million during the years ended December 31, 2020 and 2019, respectively.

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

The Company does not provide deferred taxes on unremitted earnings of its foreign subsidiaries as the Company intends to indefinitely reinvest such earnings.

The Company recorded cumulative unrecognized tax benefits pursuant to ASC 740-10 in the amount of $6.9 million, $4.9 million and $3.4 million during the years ended December 31, 2020, 2019 and 2018, respectively.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued for interest and penalties were not significant as of December 31, 2020 and 2019, respectively or during years ended December 31, 2020, 2019 and 2018, respectively. The Company believes that it

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

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

Changes in balances during 2020 and 2019 and ending balances as of December 31, 2020 and 2019 in gross unrecognized tax benefits were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Beginning balances	$4,905	$3,351
Increases related to tax positions taken during a prior year	352	156
Increases related to tax positions taken during the current year	1,610	1,398
Decreases related to tax positions taken during a prior year	—	—
Decreases related to tax settlements with taxing authorities	—	—
Ending balances	$6,867	$4,905

The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. None of the unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company files income tax returns in the U.S. federal, state, and certain foreign jurisdictions. The Company’s U.S federal income tax return years 2015 through 2020 remain open to examination. The Company’s respective state and foreign income tax return years 2013 through 2020 remain open to examination. There are no income tax audits currently in progress.

SVMK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Numerator:
Net loss	$(91,581)	$(73,859)	$(154,740)
Denominator:
Weighted-average shares outstanding - basic and diluted	139,887	131,568	107,900
Net loss per common share - basic and diluted:	$(0.65)	$(0.56)	$(1.43)

The Company was in a loss position for the periods presented. Accordingly, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Prior to application of the treasury stock method, share equivalents (comprising restricted stock units (including those that are performance-based), stock options, restricted stock awards, and shares issuable under the ESPP) excluded from the calculations of diluted net loss per share were 23.0 million, 23.8 million and 25.2 million during the years ended December 31, 2020, 2019 and 2018, respectively.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the 2013 framework. Based on our assessment under the 2013 framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its audit report, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended December 31, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic. We continue to monitor the impact of the COVID-19 pandemic on the design and operating effectiveness of our controls and, despite our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 11.Executive Compensation

The information required by this item will be set forth in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services

The information required by this item will be set forth in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:
(1)	Consolidated Financial Statements: See “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
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

Item 16.Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-38664	3.1	February 26, 2019
3.2	Third Amended and Restated Bylaws of the Registrant.	S-1	333-227099	3.4	August 29, 2018
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-227099	4.1	September 13, 2018
4.2	Description of Registrant’s Securities.	10-K	001-38664	4.2	February 27, 2020
10.1*	Form of Indemnification Agreement between the Registrant or SurveyMonkey Inc. and each of its directors and officers.	S-1	333-227099	10.1	August 29, 2018
10.2*	SVMK Inc. 2018 Equity Incentive Plan and related form agreements.	S-1	333-227099	10.2	August 29, 2018
10.3*	SVMK Inc. 2018 Employee Stock Purchase Plan (as amended on August 22, 2019) and related form agreements.	10-Q	001-38664	10.1	November 7, 2019
10.4*	Confirmatory Employment Letter between the Registrant and Alexander J. Lurie, dated as of September 10, 2018.	S-1/A	333-227099	10.9	September 13, 2018
10.5*	Confirmatory Employment Letter between the Registrant and Lora D. Blum, dated as of September 10, 2018.	S-1/A	333-227099	10.10	September 13, 2018
10.6*	Confirmatory Employment Letter between the Registrant and Rebecca Cantieri, dated as of September 10, 2018.	S-1/A	333-227099	10.11	September 13, 2018
10.7*	Confirmatory Employment Letter between the Registrant and Thomas E. Hale, dated as of September 10, 2018.	S-1/A	333-227099	10.12	September 13, 2018
10.8*	Confirmatory Employment Letter between the Registrant and John S. Schoenstein, dated as of September 10, 2018.	S-1/A	333-227099	10.14	September 13, 2018
10.9*	Offer Letter by and between the Registrant and Deborah L. Clifford, dated as of May 23, 2019.	10-Q	001-38664	10.1	August 6, 2019
10.10*	Form of Change in Control and Severance Agreements between the Registrant and each of its officers.	S-1/A	333-227099	10.19	September 13, 2018
10.11*	SVMK Inc. Outside Director Compensation Policy (as amended on August 22, 2019).	10-Q	001-38664	10.2	November 7, 2019
10.12*	SVMK Inc. Executive Incentive Compensation Plan.	S-1	333-227099	10.21	August 29, 2018
10.13*	John S. Schoenstein Sales Compensation Plan.	10-Q	001-38664	10.1	August 10, 2020
10.14	Refinancing Facility Agreement, dated as of October 10, 2018, by and among SurveyMonkey Inc., as borrower, SVMK Inc., as guarantor, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	001-38664	10.1	October 12, 2018

10.15	Second Amended and Restated Credit Agreement, dated as of October 10, 2018, by and among SurveyMonkey Inc., as borrower, SVMK Inc., as guarantor, the lenders party thereto and JPMorgan Chase Bank, N.A.	8-K	001-38664	10.2	October 12, 2018
21.1	List of subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in signature page).
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan.
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

SVMK Inc.

Date: February 18, 2021	By:	/s/ Deborah L. Clifford
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

Signature	Title	Date

/s/ Alexander J. Lurie	Chief Executive Officer and Director	February 18, 2021
ALEXANDER J. LURIE	(Principal Executive Officer)

/s/ Deborah L. Clifford	Chief Financial Officer	February 18, 2021
DEBORAH L. CLIFFORD	(Principal Financial Officer)

/s/ Dharti Patel	Chief Accounting Officer and Controller	February 18, 2021
DHARTI PATEL	(Principal Accounting Officer)

/s/ David A. Ebersman	Chair of the Board of Directors	February 18, 2021
DAVID A. EBERSMAN

/s/ Susan L. Decker	Director	February 18, 2021
SUSAN L. DECKER

/s/ Dana L. Evan	Director	February 18, 2021
DANA L. EVAN

/s/ Ryan Finley	Director	February 18, 2021
RYAN FINLEY

/s/ Erika H. James	Director	February 18, 2021
ERIKA H. JAMES

/s/ Sheryl K. Sandberg	Director	February 18, 2021
SHERYL K. SANDBERG

/s/ Brad D. Smith	Director	February 18, 2021
BRAD D. SMITH

/s/ Benjamin C. Spero	Director	February 18, 2021
BENJAMIN C. SPERO

/s/ Serena J. Williams	Director	February 18, 2021
SERENA J. WILLIAMS