Form 10-Q
period 2021-03-31
SVMK Inc.
filed 2021-05-07
CIK 1739936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares of registrant’s common stock outstanding as of April 30, 2021 was: 145,641,441.

SVMK Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2021

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SVMK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except par value)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$247,418	$224,390
Accounts receivable, net of allowance of $596 and $519	23,617	24,177
Deferred commissions, current	6,112	5,429
Prepaid expenses and other current assets	12,298	10,520
Total current assets	289,445	264,516
Property and equipment, net	15,392	18,924
Operating lease right-of-use assets	57,815	56,986
Capitalized internal-use software, net	29,395	29,462
Acquisition intangible assets, net	18,330	21,207
Goodwill	465,913	468,764
Deferred commissions, non-current	11,105	10,018
Other assets	8,329	7,940
Total assets	$895,724	$877,817
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,863	$3,348
Accrued expenses and other current liabilities	20,940	15,198
Accrued compensation	22,643	32,149
Deferred revenue, current	186,917	169,872
Operating lease liabilities, current	9,123	8,318
Debt, current	1,900	1,900
Total current liabilities	248,386	230,785
Deferred revenue, non-current	626	760
Deferred tax liabilities	5,243	5,153
Debt, non-current	211,241	211,716
Operating lease liabilities, non-current	74,034	74,487
Other non-current liabilities	8,708	8,560
Total liabilities	548,238	531,461
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.00001 par value; 100,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.00001 par value; 800,000 shares authorized; 145,638 and 143,820 shares issued and outstanding)	1	1
Additional paid-in capital	869,174	835,444
Accumulated other comprehensive income	2,255	5,208
Accumulated deficit	(523,944)	(494,297)
Total stockholders’ equity	347,486	346,356
Total liabilities and stockholders’ equity	$895,724	$877,817

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Revenue	$102,298	$88,265
Cost of revenue(1)(2)	20,772	19,944
Gross profit	81,526	68,321
Operating expenses:
Research and development(1)	32,983	26,557
Sales and marketing (1)(2)	52,036	42,091
General and administrative(1)	23,322	21,932
Total operating expenses	108,341	90,580
Loss from operations	(26,815)	(22,259)
Interest expense	2,299	3,086
Other non-operating (income) expense, net	315	(1,236)
Loss before income taxes	(29,429)	(24,109)
Provision for income taxes	218	141
Net loss	$(29,647)	$(24,250)
Net loss per share, basic and diluted	$(0.20)	$(0.18)
Weighted-average shares used in computing basic and diluted net loss per share	144,692	136,911

(1)       Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cost of revenue	$1,482	$960
Research and development	9,497	6,457
Sales and marketing	5,778	4,343
General and administrative	6,842	5,742
Stock-based compensation, net of amounts capitalized	$23,599	$17,502

(2)      Includes amortization of acquisition intangible assets as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cost of revenue	$1,490	$2,010
Sales and marketing	1,133	1,358
Amortization of acquisition intangible assets	$2,623	$3,368

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net loss	$(29,647)	$(24,250)
Other comprehensive loss:
Foreign currency translation losses(1)	(2,953)	(2,436)
Total other comprehensive loss(1)	(2,953)	(2,436)
Total comprehensive loss	$(32,600)	$(26,686)

(1)	Net of tax effect which was not material.

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2021

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2020	143,820	$1	$835,444	$5,208	$(494,297)	$346,356
Common stock issued upon vesting of restricted stock units	967	—	—	—	—	—
Common stock issued upon stock option exercise	641	—	9,572	—	—	9,572
Issuance of restricted stock awards	274	—	—	—	—	—
Cancellation of restricted stock awards	(64)	—	—	—	—	—
Stock-based compensation expense	—	—	24,158	—	—	24,158
Comprehensive loss	—	—	—	(2,953)	—	(2,953)
Net loss	—	—	—	—	(29,647)	(29,647)
March 31, 2021	145,638	$1	$869,174	$2,255	$(523,944)	$347,486

For the three months ended March 31, 2020

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2019	136,054	$1	$705,143	$(444)	$(402,716)	$301,984
Common stock issued upon vesting of restricted stock units	945	—	—	—	—	—
Common stock issued upon stock option exercise	1,071	—	13,815	—	—	13,815
Stock-based compensation expense	—	—	18,278	—	—	18,278
Comprehensive loss	—	—	—	(2,436)	—	(2,436)
Net loss	—	—	—	—	(24,250)	(24,250)
March 31, 2020	138,070	$1	$737,236	$(2,880)	$(426,966)	$307,391

See accompanying Notes to Condensed Consolidated Financial Statements.

SVMK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(29,647)	$(24,250)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,694	12,288
Non-cash leases expense	3,340	3,423
Stock-based compensation expense, net of amounts capitalized	23,599	17,502
Deferred income taxes	99	97
Bad debt expense	307	421
Gain on sale of a private company investment	—	(1,001)
Other	508	317
Changes in assets and liabilities:
Accounts receivable	(76)	(1,953)
Prepaid expenses and other assets	(4,682)	(2,208)
Accounts payable and accrued liabilities	9,251	2,647
Accrued compensation	(9,274)	(10,452)
Deferred revenue	16,985	11,229
Operating lease liabilities	(3,786)	(3,827)
Net cash provided by operating activities	17,318	4,233
Cash flows from investing activities
Purchases of property and equipment	—	(406)
Capitalized internal-use software	(2,268)	(2,946)
Proceeds from sale of a private company investment	—	1,001
Net cash used in investing activities	(2,268)	(2,351)
Cash flows from financing activities
Proceeds from stock option exercises	9,553	13,815
Repayment of debt	(550)	(550)
Net cash provided by financing activities	9,003	13,265
Effect of exchange rate changes on cash	(309)	(1,267)
Net increase in cash, cash equivalents and restricted cash	23,744	13,880
Cash, cash equivalents and restricted cash at beginning of period	224,614	131,683
Cash, cash equivalents and restricted cash at end of period	$248,358	$145,563
Supplemental cash flow data:
Interest paid for term debt	$2,177	$2,967
Non-cash investing transactions:
Stock compensation included in capitalized software costs	$559	$776
Accrued unpaid capital expenditures	$547	$204
Lease liabilities arising from obtaining right-of-use assets, net	$2,676	$—

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

Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of March 31, 2021, the statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three months ended March 31, 2021 and 2020 are unaudited. Such condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These condensed consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain other prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect our results of operations or operating, investing and financing cash flows.

These condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2021, the results of operations and cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual periods.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on February 18, 2021.

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

Segment Information

The Company operates as a single operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews the Company’s operating results on a consolidated basis in order to make decisions about allocating resources and assessing performance for the entire company. The CODM uses one measure of profitability and does not segment the Company’s business for internal reporting. See Note 4 for additional information regarding the Company’s revenue by geographic area.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Related Party Transactions

Certain members of the Company’s Board of Directors (“Board”) serve as board members, are executive officers of and/or (in some cases) are investors in companies that are customers and/or vendors of the Company. The Company incurred related party expenses of $0.8 million and $1.0 million during the three months ended March 31, 2021 and 2020, respectively.

2. Summary of Significant Accounting Policies

There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Other Non-Operating (Income) Expense

Other non-operating (income) expense, net consists primarily of interest income, net foreign currency exchange (gains) losses, gain on sale of private company investments, net realized gains and losses related to investments, and other. The components of other non-operating (income) expense recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Interest Income	$(134)	$(407)
Foreign currency (gains) losses, net	374	179
Gain on sale of a private company investment	—	(1,001)
Other (income) expense, net	75	(7)
Other non-operating (income) expense, net	$315	$(1,236)

During the three months ended March 31, 2020, the Company recognized a gain on sale of a private company investment of $1.0 million, which was the final installment of an earn-out payment.

Accounting Pronouncement Recently Adopted

Income Taxes: In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves consistent application and simplifies other areas of Topic 740 by clarifying and amending existing guidance. Early adoption is permitted, provided that the Company reflects any adjustments as of the beginning of the annual period that includes the interim period for which such early adoption occurs. Additionally, the Company must adopt all the amendments in the same period if early adoption is elected. ASU 2019-12 is effective for public companies with fiscal years beginning after December 15, 2020, unless early adopted. The Company adopted the provisions of ASU 2019-12 on January 1, 2021, with no material impact on its condensed consolidated financial statements and related disclosures.

Accounting Pronouncement Not Yet Adopted

Reference Rate Reform: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect this update will have a material impact on its condensed consolidated financial statements and related disclosures.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. Revenue and Deferred Revenue

Disaggregated revenue

Revenue by sales channel was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Self-serve revenue	$71,112	$63,107
Enterprise revenue	31,186	25,158
Revenue	$102,298	$88,265

Self-serve revenues are generated from products purchased independently through our website.

Enterprise revenues are generated from products sold to organizations through our sales team.

In addition, see Note 4 for information regarding the Company’s revenue by geographic area.

Deferred revenue

The Company recognized into revenue $74.3 million and $61.9 million during the three months ended March 31, 2021 and 2020, respectively, that was included in the deferred revenue balances at the beginning of each respective period.

Transaction price allocated to the remaining performance obligations

As of March 31, 2021, future estimated revenue related to non-cancelable performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period was $204.9 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

4. Geographical Information

Revenue by geography is generally based on the billing address of the customer. For purposes of its geographic revenue disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. The following table sets forth the percentage of revenue by geographic area:

	Three Months Ended March 31,
	2021	2020
United States	64%	65%
Rest of world	36%	35%

No other country outside of the United States comprised 10% or greater of the Company’s revenue for each of the three months ended March 31, 2021 and 2020, respectively.

5. Cash and Cash Equivalents

As of March 31, 2021 and December 31, 2020, the following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$247,418	$224,390
Restricted cash included in prepaid expenses and other current assets	615	224
Restricted cash included in other assets	325	—
Total cash, cash equivalents and restricted cash	$248,358	$224,614

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions of $3.7 million and $1.6 million as of March 31, 2021 and December 31, 2020, respectively.

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

The carrying amounts of the Company’s financial instruments, which generally include cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the fair value of the Company’s debt was approximately $213.4 million and $214.5 million as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021 and December 31, 2020, respectively, the Company did not have any financial instruments accounted for pursuant to ASC 820.

7. Property and Equipment

As of March 31, 2021 and December 31, 2020, property and equipment consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Computer equipment	$15,747	$15,770
Leasehold improvements	54,079	54,079
Furniture, fixtures, and other assets	10,896	10,944
Gross property and equipment	80,722	80,793
Less: Accumulated depreciation	(65,330)	(61,869)
Property and equipment, net	$15,392	$18,924

Depreciation expense was $3.5 million and $4.4 million during the three months ended March 31, 2021 and 2020, respectively.

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. Intangible Assets and Goodwill

Acquisition intangible assets, net

As of March 31, 2021 and December 31, 2020, intangible assets, net consisted of the following:

	March 31, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$23,705	$(13,390)	$10,315	$23,804	$(12,448)	$11,356
Trade name	2,766	(1,388)	1,378	2,824	(1,285)	1,539
Developed technology	20,352	(13,715)	6,637	20,881	(12,569)	8,312
Acquisition intangible assets, net	$46,823	$(28,493)	$18,330	$47,509	$(26,302)	$21,207

Amortization expense was $2.6 million and $3.4 million during the three months ended March 31, 2021 and 2020, respectively.

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of December 31, 2020	$468,764
Foreign currency translation	(2,851)
Balance as of March 31, 2021	$465,913

Capitalized internal-use software

As of March 31, 2021 and December 31, 2020, capitalized internal-use software consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Gross capitalized internal-use software	$53,667	$50,833
Less: Accumulated amortization	(24,272)	(21,371)
Capitalized internal-use software, net	$29,395	$29,462

Amortization expense related to capitalized internal-use software was $2.9 million and $3.6 million during the three months ended March 31, 2021 and 2020, respectively, and is included in cost of revenue in the condensed consolidated statements of operations.

Future amortization expense

As of March 31, 2021, future amortization expense by year is expected to be as follows:

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands)	Capitalized internal-use software, net	Acquisition intangible assets, net
Remainder of 2021	$8,048	$7,500
2022	6,963	5,057
2023	1,584	1,917
2024	—	1,667
2025	—	1,389
Thereafter	—	800
Total amortization expense	$16,595	$18,330

Future capitalized internal-use software amortization excludes $12.8 million of costs which are currently in the development phase.

9. Employee Benefit Plans

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

The Board, or a committee of the Board, has granted options with an exercise price at fair value on the grant date. Grants of time-based awards generally vest over a four-year period for new hires and over a three-year period for subsequent grants to existing employees. Options expire as determined by the Board, or committee of the Board, but not more than ten years after the date of the grant.

As of March 31, 2021, 17,094,581 shares of common stock remain available for grant under the 2018 Plan.

The following is a summary of restricted stock units for the current year period:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2020	7,000,855	$17.72	1.1
Granted	2,764,398	$26.89
Vested	(966,637)	$16.29
Forfeited/cancelled	(469,916)	$18.65
Unvested at March 31, 2021	8,328,700	$20.88	1.2

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following is a summary of stock option activity for the current year period:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2020	15,100,142	$16.07	$143,156	6.9
Granted	2,472,878	$21.99
Exercised	(641,252)	$14.93
Forfeited	(641,986)	$19.50
Expired	(12,117)	$13.91
Outstanding, vested and expected to vest at March 31, 2021	16,277,665	$16.88	$39,588	7.0
Vested and exercisable at March 31, 2021	10,607,672	$15.46	$32,604	5.9

On February 16, 2021, the Company granted 580,911 options to purchase shares of the Company’s common stock to its Chief Executive Officer at an exercise price of $21.99 per share (the “Executive Option Grant”). The stock options contain a service condition and a market condition of achieving a per share price milestone.  The grant-date fair value of the award is $5.7 million, which will be recognized using the accelerated attribution method. Stock-based compensation is recognized for each vesting tranche using service periods that range from 9 months to 3 years. The grant-date fair value was determined using the Monte Carlo valuation, which incorporates various assumptions including expected stock price volatility, contractual term, dividend yield, and stock price at grant date. During the three months ended March 31, 2021, the Company recognized $0.5 million of stock-based compensation expense related to this award, which is included in general and administrative expense in the condensed consolidated statement of operations.

The following is a summary of restricted stock awards for the current year period:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2020	102,460	$18.30	1.2
Granted	274,417	$26.89
Vested	(17,077)	$18.30
Forfeited/cancelled	(64,823)	$26.89
Unvested at March 31, 2021	294,977	$24.40	2.3

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value of Stock Options

Except for the Executive Option Grant discussed above, the Company used the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted using the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Expected life (in years)	5.8	5.8
Risk-free interest rate	0.7%	1.4%
Volatility	52%	48%
Dividend yield	—%	—%
Fair value of common stock	$21.99	$21.32

2018 Employee Stock Purchase Plan, As Amended

The Company sponsors the 2018 Employee Stock Purchase Plan, as amended (the “ESPP”), which was approved by stockholders on September 5, 2018. The ESPP provides for 24-month offering periods beginning May 22 and November 22 of each year, and each offering period will consist of four six-month purchase periods. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date, or (2) the fair market value of its common stock on the purchase date.

As of March 31, 2021, 5,661,918 shares of common stock remain available for issuance under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cost of revenue	$1,482	$960
Research and development	9,497	6,457
Sales and marketing	5,778	4,343
General and administrative	6,842	5,742
Stock-based compensation expense, net of amounts capitalized	23,599	17,502
Capitalized stock-based compensation expense	559	776
Stock-based compensation expense	$24,158	$18,278

As of March 31, 2021, unamortized stock-based compensation was as follows:

	Unrecognized stock-based compensation (in thousands)	Weighted average vesting period (in years)
Restricted stock units	$158,993	2.5
Stock options	48,201	2.4
Restricted stock awards	6,659	2.5
ESPP	5,084	1.5
Total unrecognized stock-based compensation	$218,937

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

401(k) Plan

In the United States, the Company offers its employees a defined contribution plan that qualifies as a deferred salary arrangement under Section 401 of the U.S. Internal Revenue Code (“401(k) Plan”). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowed by the Internal Revenue Service. The Company currently provides a matching contribution of 25% of deferrals for eligible employees. Compensation expense for the Company's matching contributions was $1.4 million and $1.2 million during the three months ended March 31, 2021 and 2020, respectively.

10. Leases

The Company leases certain equipment and facilities under operating leases which expire at various dates through 2028. The Company’s operating lease costs were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating lease cost (gross lease expense)	$3,391	$3,463
Variable lease costs	1,046	1,603
Sublease income (including reimbursed expenses)	1,256	1,417

During each of the three months ended March 31, 2021 and 2020, the Company’s short-term lease costs were nominal.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The weighted average remaining operating lease term was 7.3 years and 7.6 years as of March 31, 2021 and December 31, 2020, respectively.

The weighted average discount rate used to estimate operating lease liabilities was 7.4% and 7.5% as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, maturities of operating lease liabilities and sublease income, by year are as follows:

(in thousands)	Operating Lease Payments	Sublease Income
Remainder of 2021	$11,164	$(3,000)
2022	14,849	(1,481)
2023	14,377	(1,101)
2024	13,780	—
2025	13,540	—
Thereafter	42,318	—
Gross lease payments (income)	$110,028	$(5,582)
Less: Imputed interest	26,422
Less: Tenant improvement receivables	449
Total operating lease liabilities	$83,157

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. Commitments and Contingencies

Non-Cancelable Purchase Commitments

The Company enters into commitments under non-cancelable purchase orders for the procurement of goods and services in the ordinary course of business. As of March 31, 2021, expected payments under such commitments are as follows (in thousands):

Remainder of 2021	$9,082
2022	12,550
2023	8,966
2024	2,115
Total purchase commitments	$32,713

Letters of Credit

As of March 31, 2021, the Company had a standby letter of credit for $2.5 million which was issued in connection with the San Mateo facility.

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

12. Debt

As of March 31, 2021 and December 31, 2020 the carrying values of debt were as follows:

			March 31, 2021		December 31, 2020
	Issuance date	Maturity date	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
2018 Refinancing Facility Agreement	October 2018	October 2025	$214,500	3.8% - 3.9%	$215,050	3.9% - 5.4%
Less: Unamortized issuance discount and issuance costs, net			1,359		1,434
Less: Debt, current			1,900		1,900
Debt, non-current			$211,241		$211,716

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

As of March 31, 2021, the Company had $72.5 million of borrowing available under the line of credit portion of the 2018 Credit Facility.

The Company’s obligations under the 2018 Credit Facility are guaranteed by certain of its subsidiaries and secured by liens on substantially all of the assets of the Company and such subsidiaries. The 2018 Credit Facility contains financial, affirmative and negative covenants that, if violated, may require the Company to pay down the loans earlier than the stated maturity dates with higher interest rates. As of March 31, 2021, the Company was compliant with all of its debt covenant requirements in the 2018 Credit Facility. The Company believes that it will continue to comply with the terms of the loan agreements through the stated maturity dates. However, if the Company’s projections do not materialize, the Company may require additional equity or debt financing. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

Principal and interest payments are due quarterly. As of March 31, 2021, future minimum payment obligations of principal amounts due by year under the 2018 Credit Facility were as follows (in thousands):

Remainder of 2021	$1,650
2022	2,200
2023	2,200
2024	2,200
2025	206,250
Total principal outstanding	$214,500

13. Income Taxes

The Company recorded an income tax provision of $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. The increase in the Company’s income tax expense for the three months ended March 31, 2021 was primarily due to the Company’s continued international expansion.

The Company regularly evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during periods in which those temporary differences become deductible. As of March 31, 2021, the Company continues to maintain a valuation allowance on certain deferred tax assets in the United States and certain foreign jurisdictions that are not realizable on a more likely than not basis.

The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. There were no material changes in gross unrecognized tax benefits during each of the three months ended March 31, 2021 and 2020.

14. Net Loss Per Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period which includes potential dilutive

SVMK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

common shares assuming the dilutive effect of outstanding stock options, restricted stock units (including those that are performance-based) and restricted stock awards calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Numerator:
Net loss	$(29,647)	$(24,250)
Denominator:
Weighted-average shares outstanding - basic and diluted	144,692	136,911
Net loss per common share - basic and diluted:	$(0.20)	$(0.18)

The Company was in a loss position for the periods presented. Accordingly, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Prior to application of the treasury stock method, share equivalents (comprising restricted stock units (including those that are performance-based), stock options, restricted stock awards, and shares issuable under the ESPP) excluded from the calculations of diluted net loss per share were 25.7 million and 27.0 million during the three months ended March 31, 2021 and 2020, respectively.

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

We operate as a single operating segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews our operating results on a consolidated basis in order to make decisions about allocating resources and assessing performance for the entire company. Our CODM uses one measure of profitability and does not segment our business for internal reporting.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and the world. As a result of the COVID-19 pandemic, we have modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, transitioning our employee onboarding and training processes to remote or online programs, and canceling certain events and meetings, among other modifications. We continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, and stockholders. The effects of these operational modifications are unknown and may not be realized until further reporting periods. The full impact of the rapidly changing market and economic conditions due to the COVID-19 pandemic is uncertain as the businesses of our customers and partners have been, and in some cases continue to be, disrupted. We have experienced a more challenging enterprise sales environment, longer sales cycles, and an increase in attrition rates, particularly among customers in segments and industries more severely impacted by the ongoing effects of the COVID-19 pandemic, such as travel and hospitality. In addition, some of our existing and potential customers are financially constrained in their ability to purchase our products, which we expect may negatively impact our ability to collect payments, acquire new customers, or renew subscriptions with or sell additional subscriptions to our existing customers. We expect such impacts on our revenue and costs to continue through the duration of this crisis and our business, consolidated results of operations, and financial condition could be impacted as well. While we have not experienced significant disruptions from the COVID-19 pandemic thus far and are hopeful that rollout of vaccines will end the pandemic in the near future, we are unable to accurately predict the full impact that the COVID-19 pandemic will have due to numerous uncertainties, including the severity of the disease and its variants, the duration of the pandemic, actions that may be taken by governmental authorities, the impact to the businesses of our customers and partners, and other factors identified in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain, and the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. We are continuously evaluating the nature and extent of the impact to our business, condensed consolidated results of operations, and financial condition.

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

To capitalize on the virality of our platform and the scale of business use cases in our user base, we are executing against a two-part growth strategy: 1) deliver new features and product tiers to drive platform usage and increase the conversion of free users to paid subscribers in our self-serve channel; and 2) continue investing in product innovation and go-to-market initiatives to win new customers and convert existing self-serve subscribers to our three enterprise product pillars: Surveys, Customer Experience, and Market Research. As we execute on this strategy and sell more of our products into enterprises directly, we believe we can accelerate our revenue growth profile and increase our customer retention rates over time. We believe our existing user base represents a significant opportunity to expand our business and increase our revenue. In the first quarter of 2021, approximately 30% of our total revenue was generated from customers who purchased software through our enterprise sales force, up from 29% in the first quarter of 2020.

As of March 31, 2021 and 2020, we had over 20 million and 17 million active users, respectively. As of March 31, 2021 and 2020, we had approximately 845,800 and 746,200 paying users, respectively, which we define as an individual customer of our survey platform or form-based application, a seat within a SurveyMonkey Enterprise deployment or a subscription to one of our purpose-built solutions. Of our paying users as of March 31, 2021 and 2020, we had approximately 8,800 and 6,800 customers, respectively, who purchased our software through our enterprise sales channel. For the quarters ended March 31, 2021 and 2020, our average revenue per paying user (“ARPU”) was $498 and $483, respectively. We calculate ARPU as revenue during a given period divided by the average number of paying users during that period. We calculate the average number of paying users by adding the number of paying users as of the end of the prior period to the number of paying users as of the end of the current period, and then dividing by two. For interim periods, we use annualized revenue which is calculated by dividing the revenue for the period by the number of days in that period and multiplying this value by 365 days.

As of March 31, 2021, over 90% of our trailing 12-month bookings were from organizational domain-based customers, which are customers who register with us using an email account with an organizational domain name, such as @surveymonkey.com, but excludes customers with email addresses hosted on widely used domains such as @gmail, @outlook or @yahoo. As of March 31, 2021, our dollar-based net retention rate for organizational domain-based customers was over 100%. We calculate bookings as the sum of the monthly and annual contract values for contracts sold during a period for our monthly and annual customers, respectively. We calculate organizational dollar-based net retention rate as of a period end by starting with the trailing 12 months of bookings from the cohort of all domain-based customers as of the 12 months prior to such period end (“Prior Period Bookings”). We then calculate the trailing 12 months of bookings from these same customers as of the current period end (“Current Period Bookings”). Current Period Bookings includes any upsells and is net of contraction or attrition, but excludes bookings from new domain-based customers in the current period. We then divide the total Current Period Bookings by the total Prior Period Bookings to arrive at the organizational dollar-based net retention rate.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. As our business continues to evolve, we may choose to report new or additional metrics that are more closely tied to key business drivers or stop reporting metrics that are no longer relevant.

Remaining performance obligations

	As of March 31,
(in thousands)	2021	2020
Remaining performance obligations ("RPO")	$204,923	$169,140

We define RPO as the amount of consideration allocated to unsatisfied performance obligations related to non-cancelable contracts, which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods, as of the end of the reporting period. For subscription products, we provide customers with the option of monthly, annual or multi-year contractual terms. In general, our customers elect annual contractual terms and we generally invoice 1 year in advance. Our contracts are generally non-cancelable and without refund rights. Billed contractual amounts are reported as deferred revenue in our condensed consolidated financial statements. Unbilled contractual amounts are part of RPO and are not included in our condensed consolidated financial statements.

RPO is intended to provide visibility into future revenue streams. Several factors may contribute to the fluctuation of RPO including timing and frequency of invoicing, number of multi-year non-cancelable contracts, and dollar amount of customer contracts (including changes that we may see to customer contracts as a result of the COVID-19 pandemic).

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by operating activities:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$17,318	$4,233
Purchases of property and equipment	—	(406)
Capitalized internal-use software	(2,268)	(2,946)
Free cash flow	$15,050	$881

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

We recognize subscription revenue ratably over the subscription term, generally ranging from one month to one year, as long as all other revenue recognition criteria have been met. Our contracts are generally non-cancelable and do not contain refund provisions. Subscription fees are collected primarily from credit cards through our website at the beginning of the subscription period.

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

Interest Expense

Interest expense consists of interest on our credit facilities. For additional information regarding our credit facilities, see Note 12 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Other Non-Operating (Income) Expense, Net

Other non-operating (income) expense, net consists primarily of interest income, net foreign currency exchange gains and losses, gain on sale of private company investments and other gains and losses.

Provision for Income Taxes

Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a valuation allowance against deferred tax assets in the United States and certain foreign jurisdictions that we have determined are not realizable on a more likely than not basis. For additional information regarding our income taxes, see Note 13 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

	Three Months Ended March 31,
(in thousands)	2021	% of Revenue	2020	% of Revenue
Revenue	$102,298	100%	$88,265	100%
Cost of revenue(1)(2)	20,772	20%	19,944	23%
Gross profit	81,526	80%	68,321	77%
Operating expenses:		0%		0%
Research and development(1)	32,983	32%	26,557	30%
Sales and marketing (1)(2)	52,036	51%	42,091	48%
General and administrative(1)	23,322	23%	21,932	25%
Total operating expenses	108,341	106%	90,580	103%
Loss from operations	(26,815)	-26%	(22,259)	-25%
Interest expense	2,299	2%	3,086	3%
Other non-operating (income) expense, net	315	0%	(1,236)	-1%
Loss before income taxes	(29,429)	-29%	(24,109)	-27%
Provision for income taxes	218	0%	141	0%
Net loss	$(29,647)	-29%	$(24,250)	-27%

(1)	Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended March 31,
(in thousands)	2021	% of Revenue	2020	% of Revenue
Cost of revenue	$1,482	1%	$960	1%
Research and development	9,497	9%	6,457	7%
Sales and marketing	5,778	6%	4,343	5%
General and administrative	6,842	7%	5,742	7%
Stock-based compensation, net of amounts capitalized	$23,599	23%	$17,502	20%

(2)	Includes amortization of acquisition intangible assets as follows:

	Three Months Ended March 31,
(in thousands)	2021	% of Revenue	2020	% of Revenue
Cost of revenue	$1,490	1%	$2,010	2%
Sales and marketing	1,133	1%	1,358	2%
Amortization of acquisition intangible assets	$2,623	3%	$3,368	4%

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue and cost of revenue

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Revenue	$102,298	$88,265	$14,033	16%
Cost of revenue	20,772	19,944	828	4%
Gross profit	$81,526	$68,321	$13,205	19%
Gross margin	80%	77%

Revenue increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Paying users increased 13% from approximately 746,200 as of March 31, 2020 to approximately 845,800 as of March 31, 2021 and ARPU increased 3% from $483 for the three months ended March 31, 2020 to $498 for the three months ended March 31, 2021.

Revenue growth was driven by an increase of $8.0 million, or 13%, in our self-serve channel, as well as an increase of $6.0 million, or 24%, in our enterprise sales channel, driven by a combination of demand arising from use cases related to the COVID-19 pandemic as well as ongoing refinement of our paywalls that has driven an increase in customers upgrading to paid plans. Enterprise sales accounted for 30% and 29% of revenue for the three months ended March 31, 2021 and 2020, respectively.

Cost of revenue increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a $1.0 million increase in personnel related costs due to headcount growth, an increase of $1.0 million in web hosting costs and payment processing fees, and a $0.4 million increase in external sample costs and charitable donations associated with our SurveyMonkey Audience solution all due to increased sales, partially offset by a $0.7 million decrease in capitalized software amortization, a $0.5 million decrease in amortization of intangible assets due to our prior acquisitions and decreases in travel expenses due to suspension of all business-related travel in response to the COVID-19 pandemic.

Our gross margin increased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to the increase in revenue.

Research and development

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Research and development	$32,983	$26,557	$6,426	24%

Research and development expenses increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a $6.3 million increase in personnel related costs due to headcount growth, offset by decreases in travel expenses due to suspension of all business-related travel in response to the COVID-19 pandemic.

Sales and marketing

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Sales and marketing	$52,036	$42,091	$9,945	24%

Sales and marketing expenses increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a $5.6 million increase in personnel related costs due to headcount growth and an increase of $4.2 million in costs related to brand campaigns and paid marketing. In addition, there were increases in professional services and IT costs, offset by decreases in travel expenses due to suspension of all business-related travel in response to the COVID-19 pandemic.

General and administrative

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
General and administrative	$23,322	$21,932	$1,390	6%

General and administrative expenses increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a $2.1 million increase in personnel related costs as well as increases to our facilities expenses, IT costs and other expenses, offset by a $0.6 million decrease in outside legal, accounting and other professional fees.

Interest expense

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Interest expense	$2,299	$3,086	$(787)	(26)%

Interest expense decreased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to lower interest rates and lower average debt balances from our repayment of principal under the Term Loan. For additional information regarding our credit facilities, see Note 12 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Other non-operating (income) expense, net

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Other non-operating (income) expense, net	$315	$(1,236)	$1,551	(125)%

Other non-operating expense, net for the three months ended March 31, 2021 increased compared to the three months ended March 31, 2020 (where the amounts resulted in other non-operating income), primarily due to a $1.0 million gain on sale of a private company investment in the prior year, and a decrease in interest income of $0.3 million resulting from lower interest rates.

Provision for income taxes

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Provision for income taxes	$218	$141	$77	55%
Effective tax rate	(1)%	(1)%

The provision for income taxes increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to our continued international expansion.

Seasonality

We have historically experienced seasonality in terms of when we enter into subscription agreements with customers. We typically enter into a lower percentage of agreements with new customers, as well as renewal agreements with existing customers, during the summer months and during the holiday season in the second and fourth quarter of each year.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, our principal sources of liquidity were cash and cash equivalents totaling $247.4 million and $224.4 million, respectively, all of which were bank deposits as well as cash to be received from customers and cash available under our credit facilities.

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

A significant majority of our customers pay in advance for annual subscriptions, which is a substantial source of cash. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which we recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2021 and December 31, 2020, we had deferred revenue of $187.5 million and $170.6 million, respectively, a substantial majority of which we expect to record as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$17,318	$4,233
Net cash used in investing activities	(2,268)	(2,351)
Net cash provided by financing activities	9,003	13,265
Effects of exchange rate changes on cash	(309)	(1,267)
Net increase in cash, cash equivalents and restricted cash	$23,744	$13,880

Cash Flows from Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions to our products. Our primary uses of cash in operating activities are for employee-related expenditures, marketing expenses and third-

party hosting costs. Historically, we have generated positive cash flows from operating activities. Net cash provided by operating activities is impacted by our net loss adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, non-cash lease expense, bad debt expense and deferred income taxes, as well as the effect of changes in operating assets and liabilities.

During the three months ended March 31, 2021, cash provided by operating activities was $17.3 million, primarily due to our net loss of $29.6 million, adjusted for non-cash charges of $38.5 million and net cash inflows of $8.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense, bad debt expense and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by an $17.0 million increase in deferred revenue, a $9.2 million increase in accounts payable and accrued liabilities, partially offset by a decrease in accrued compensation of $9.3 million, and cash used for prepaid expenses and other assets of $4.7 million and operating lease liabilities of $3.8 million.

During the three months ended March 31, 2020, cash provided by operating activities was $4.2 million, primarily due to our net loss of $24.3 million, adjusted for non-cash charges of $33.1 million and net cash outflows of $4.6 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense, bad debt expense and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by an $11.2 million increase in deferred revenue, a $2.6 million increase in accounts payable and accrued liabilities, partially offset by a decrease in accrued compensation of $10.4 million, a decrease in operating lease  liabilities of $3.8 million, cash used for prepaid expenses and other assets of $2.2 million, and an increase in accounts receivable of $2.0 million.

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

Net cash used in investing activities during the three months ended March 31, 2021 of $2.3 million was primarily attributable to cash used for the development of internal-use software.

Net cash used in investing activities during the three months ended March 31, 2020 of $2.3 million was primarily attributable to the net cash used for the development of internal-use software of $2.9 million that is capitalized and purchases of property and equipment of $0.4 million, which was partially offset by proceeds from the sale of a privately-held company of $1.0 million.

Cash Flows from Financing Activities

Cash provided by financing activities during the three months ended March 31, 2021 of $9.0 million was primarily attributable to proceeds from the exercise of stock options of $9.5 million, partially offset by the principal payments on our credit facilities of $0.5 million.

Cash provided by financing activities during the three months ended March 31, 2020 of $13.3 million was primarily attributable to proceeds from the exercise of stock options of $13.8 million, partially offset by the principal payments on our credit facilities of $0.5 million.

Contractual Obligations

Our principal commitments consist of obligations under our credit facilities and leases for office space. As of March 31, 2021, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Credit facilities(1)	$214,500	$1,650	$2,200	$2,200	$2,200	$206,250	$—
Interest payments on credit facilities(1)	37,013	6,276	8,255	8,169	8,105	6,208	—
Operating leases(2)	110,028	11,164	14,849	14,377	13,780	13,540	42,318
Purchase commitments(3)	32,713	9,082	12,550	8,966	2,115	—	—
Total contractual obligations	$394,254	$28,172	$37,854	$33,712	$26,200	$225,998	$42,318

(1)

Represents the principal balances and related interest payments to be paid in connection with our 2018 Credit Facility. Interest payments on our 2018 Credit Facility are based upon the applicable interest rates as of March 31, 2021 and are subject to change in future periods. For additional information regarding our credit facilities, see Note 12 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

(2)

Primarily consists of future non-cancelable minimum rental payments under operating leases for our corporate headquarters and our other facilities. The amounts above exclude expected sublease payments to be received of approximately $5.6 million. For additional information regarding our operating lease obligations, see Note 10 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

(3)	Primarily consists of open non-cancelable purchase orders for data center hosting services and the procurement of goods and services in the ordinary course of business.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these judgments, estimates and actual results, our financial condition or results of operations would be affected. We base our judgments and estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting judgments and estimates of this type as critical accounting policies and estimates, which we discuss below. There have been no material changes to our critical accounting policies and estimates for the three months ended March 31, 2021, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. To date, we have not entered into any material derivative financial instruments. During the three months ended March 31, 2021 and 2020, we did not have any material amount of derivative financial instruments. A hypothetical 10% change in foreign currency exchange rates for the three months ended March 31, 2021 applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $247.4 million and $224.4 million, respectively, which consisted primarily of bank deposits. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. For the three months ended March 31, 2021, a hypothetical 10% change in interest rates would not have had a material impact on our financial statements.

As of March 31, 2021 and December 31, 2020, we had borrowings under our credit facilities comprising of $214.5 million and $215.1 million aggregate principal value, respectively. Loans under the credit facilities accrue interest based upon, at our option, either at an ABR or a Eurocurrency rate, in each case plus an applicable margin, which exposes us to interest rate risk. Additionally, in July 2017, the U.K. Financial Conduct Authority, the regulator of the London Interbank Offered Rate (“LIBOR”), indicated that it will no longer require banks to submit rates to the LIBOR administrator after 2021 and therefore the continuation of LIBOR on the current basis cannot be guaranteed. Our credit facilities provide that we may borrow at LIBOR or LIBOR-successor benchmark-based rates of interest that vary depending on our credit ratings and prevailing market conventions. The planned phase out of LIBOR as a benchmark may also result in an increase on our future interest obligations. As of March 31, 2021 and December 31, 2020, respectively, a 100 basis point increase in the ABR would result in an increase in interest payments on our debt of $0.1 million.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations and financial condition could be adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment. In addition, the impacts of COVID-19 and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly, and additional impacts may arise that we are not currently aware of.

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

•

as a substantial portion of our sales efforts are increasingly targeted at winning enterprise customers, we may not succeed in building a significant and effective salesforce or managing our sales channels effectively, our sales cycle may become lengthier and more expensive, we may encounter greater pricing pressure and our customers may be displeased with our support and services;
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

We invest in new features and improvements to our product functionality as well as targeted marketing campaigns to drive conversion of unpaid users to paying users. Individual users often bring us into their organization for business purposes, and from there we seek to establish an organizational relationship through the deployment of our enterprise solutions. As we scale within organizations, we seek to further grow the business relationship by cross-selling purpose-built solutions. If our customers do not renew or cancel their subscriptions, or if we fail to upsell our customers to higher tier individual subscriptions or to enterprise solutions, or if we fail to cross-sell additional products and services to our customers, our business, results of operations and financial condition may be harmed.

Additionally, many of our users initially register to use our free basic survey product. We strive to demonstrate the value of our products to our registered users, thereby encouraging them to convert to paying users through end-of-survey marketing. As of March 31, 2021, we had over 20 million active users, of which approximately 845,800 were paying users. The actual number of unique users may be lower than we report as one person could count as multiple, active users or paying users. For example, if an individual paying user also had a designated seat in a SurveyMonkey Enterprise deployment, we would count that person as two paying users. As a result, we may have fewer unique users that we may be able to convert, upsell or cross-sell. Our inability to determine the number of our unique users is a limitation in the data that we measure and may adversely affect our understanding of certain aspects of our business and make it more challenging to manage our business. Most of our active users never convert to a paying user, and if we are unable to convert free users to paying users, our business, results of operations and financial condition could suffer.

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

As a substantial portion of our sales efforts are increasingly targeted at winning enterprise customers, our sales cycle may become lengthier and more expensive, we may encounter greater pricing pressure and our customers may be displeased with our customer support, all of which could harm our business and results of operations.

As a substantial portion of our sales efforts are increasingly targeted at prospective enterprise customers, we face greater costs, longer sales cycles and less predictability in the completion of some of our sales. In this market, the customer’s decision to use our products may be an enterprise-wide decision, in which case these types of sales require us to provide greater levels of customer education to familiarize these customers with the uses, features and benefits of our products and purpose-built solutions, as well as education regarding our security and governance practices and compliance with privacy and data protection laws and regulations, especially for those customers in more heavily-regulated industries. In addition, larger enterprises may demand more support services and features, which puts additional pressure on our support and success organizations to satisfy the increased support required for our customers. Further, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional survey platform resources to paying users in order to familiarize these new customers with our value proposition, or require us to hire additional support personnel, which could increase our costs, lengthen our sales cycle and divert our own sales and professional services resources to a smaller number of larger customers, while potentially requiring us to delay revenue recognition on some of these transactions. These significant expenditures in time and money may not result in a sale. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of our products and solutions to our customers. If a customer is not satisfied with the quality or interoperability of our products and solutions with their own IT environment, we could incur additional costs to address the situation, which could adversely affect our margins. Moreover, any customer dissatisfaction with our products and solutions, or a failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could damage our ability to encourage broader adoption of our products by that customer and generate positive recommendations to other potential users. In addition, any negative publicity resulting from such situations, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

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

In addition, we may be subject to regulatory investigations or litigation in connection with a security breach or related issues, and we could also be liable to third parties for these types of breaches. Such litigation, regulatory investigations and our technical activities intended to prevent future security breaches are likely to require additional management resources and expenditures. If our security measures fail to protect this information adequately or we fail to comply with other rules and regulations, such as the Health Insurance Portability and Accountability Act, the General Data Protection Regulation (“GDPR”), the EU-U.S. and Swiss-U.S. Privacy Shield Framework and Principles or applicable credit card association operating rules, we could be liable to both our users for their losses, as well as the vendors under our agreements with them, we could be subject to fines and higher transaction fees, we could face regulatory action, and our users and vendors could end their relationships with us, any of which could harm our business, results of operations and financial condition.

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

We have incurred substantial indebtedness, and as of March 31, 2021, our total aggregate indebtedness was approximately $214.5 million of principal outstanding. We also have, and will continue to have, significant lease obligations. As of March 31, 2021, our total aggregate obligations under our long-term leases was $110.0 million. Our payments on our outstanding indebtedness and lease obligations are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, including the global economic downturn as a result of the COVID-19 pandemic, since our cash flows would decrease but our required payments under our indebtedness and lease obligations would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit facilities and agreements governing our other indebtedness and lease obligations and may impact our ability to pay or refinance our indebtedness or lease obligations as they come due, which would adversely affect our business, results of operations and financial condition.

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

We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of March 31, 2021, 26% of our employees had been with us for less than one year and 32% for more than one year but less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other internet, software and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-compensating employees and the challenges of integrating a growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have expanded our operating and financing lease obligations and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, especially remotely, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be adversely affected.

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

We conduct our business around the world and a significant portion of our transactions outside of the United States are denominated in foreign currencies. As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates and any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our operating margins. Exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability and hinder our ability to predict our future results and earnings. For example, because we recognize revenue over time, exchange rate fluctuations at one point in time may have a negative impact in future quarters. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition. Additionally, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During the three months ended March 31, 2021 and 2020, we did not have any material amount of derivative financial instruments.

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person or gain any advantage. The FCPA, U.K. Bribery Act and similar applicable anti-bribery and anti-corruption laws also prohibit our third-party business partners, representatives and agents from engaging in corruption and bribery. We may be held liable for the acts of recently acquired companies, our third-party business partners, representatives and agents. To that end, in addition to our own salesforce, we leverage third parties to sell our products and conduct our business abroad. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. While we have policies and procedure to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, drop in stock price or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, results of operations and financial condition.

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

We have incurred net losses on an annual basis since our reincorporation. We incurred net losses of approximately $29.6 million and $24.3 million during the three months ended March 31, 2021 and 2020, respectively, and we had an accumulated deficit of approximately $523.9 million as of March 31, 2021. As we strive to grow our business, we expect expenses to increase in the near term, particularly as we continue to make investments to scale our business. For example, we are actively investing in our sales team, and we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. We also expect our research and development expenses to increase as we continue to hire employees for our engineering, product and design teams to support these efforts. In addition, we will incur additional general and administrative expenses to support both our growth as well as our operations as a publicly traded company. These investments may not result in increased revenue or growth in our business. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our survey platform, the entry of competitive survey platforms or other products or the success of existing competitive products and solutions. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business, results of operations and financial condition would be adversely affected.

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

In December 2019, COVID-19 was reported in China and in March 2020 the World Health Organization declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of the disease, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate, which could negatively impact our business. For example, in response to the COVID-19 pandemic, we have suspended all business-related travel and instituted work-from-home procedures in accordance with government mandated shelter-in-place guidelines. Although we continue to monitor the situation and may adjust our current policies as more vaccines are distributed and information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles or create operational or other challenges, any of which could harm our business, results of operations and financial condition. For example, we have experienced an increase in attrition rates and impact to our sales cycle length, particularly among customers in segments and industries more severely impacted by the ongoing effects of the COVID-19 pandemic, such as travel and hospitality, and these conditions can affect the rate of IT spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts all of which could adversely affect our future sales and operating results. In addition, the disease itself may impact the health and productivity of our workforce if infection rates rise and the COVID-19 pandemic may disrupt the operations of our customers, partners and other third-party providers for an indefinite period of time, including as a result of travel restrictions and business shutdowns, all of which could negatively impact our business, results of operations and financial condition. It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

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

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to deferred commissions, stock-based compensation, business combination valuation of goodwill and acquired intangible assets, and incremental borrowing rate for leases. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets, and while we are not aware of any specific event or circumstance that would require an update to our estimates, judgments or assumptions, they may change in the future. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Shares of our capital stock outstanding as of March 31, 2021 are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our insiders and subject to periodic “blackout” periods, or held by our “affiliates” as defined in Rule 144 under the Securities Act, any unvested restricted stock awards, and restricted stock issued in connection with the acquisition of Usabilla.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-38664	3.1	February 26, 2019
3.2	Third Amended and Restated Bylaws of the Registrant.	S-1	333-227099	3.4	August 29, 2018
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-227099	4.1	September 13, 2018
10.1*	SVMK Inc. 2018 Equity Incentive Plan Form of Restricted Stock Award Agreement.
31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan.

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

SVMK Inc.

Date: May 7, 2021	By:	/s/ ALEXANDER J. LURIE
Alexander J. Lurie
Chief Executive Officer, Interim Chief Financial Officer and Director (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)