Form 10-Q
period 2021-06-30
MOMENTIVE GLOBAL INC.
filed 2021-08-05
CIK 1739936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-38664

Momentive Global Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0765058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Curiosity Way

San Mateo, California, 94403

(650) 543-8400

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	MNTV	The Nasdaq Stock Market LLC (The Nasdaq Global Select Market)

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

The number of shares of registrant’s common stock outstanding as of July 30, 2021 was: 147,513,041.

Momentive Global Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2021

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract new users or convert registered users to paying users;
•	our ability to retain paying users;
•	our ability to convert organizations to enterprise customers;
•	our ability to maintain and improve our products, including our enterprise-grade product offerings;
•	our ability to upsell and cross-sell within our existing customer and user base;
•	our future financial performance, including trends in revenue, costs of revenue, gross profit or gross margin, operating expenses, capital expenditures and paying users;
•	possible harm caused by significant disruption of service or loss or unauthorized access to users’ data;
•	our expectations regarding the potential impacts on our business of the COVID-19 pandemic and related public health measures;
•	our ability to prevent serious errors or defects in our products;
•	our ability to respond to rapid technological changes;
•	our ability to compete successfully;
•	our ability to protect our brand and risks related to our rebranding;
•	the demand for our survey platform or for survey software solutions in general;
•	our expectations and management of future growth;
•	our ability to accelerate growth with the introduction and scaling of a significant outbound salesforce;
•	our ability to attract large organizations as users;
•	our ability to attract and retain key personnel and highly qualified personnel;
•	our ability to manage our international expansion;
•	our ability to obtain adequate commercial space as our workforce grows;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to effectively integrate our products and solutions with others;
•	our ability to achieve or maintain profitability;
•	our ability to manage our outstanding indebtedness;
•	our ability to successfully identify, acquire and integrate companies and assets; and
•	our ability to offer high-quality customer support.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except par value)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$283,199	$224,390
Accounts receivable, net of allowance of $730 and $519	22,484	24,177
Deferred commissions, current	6,781	5,429
Prepaid expenses and other current assets	12,142	10,520
Total current assets	324,606	264,516
Property and equipment, net	12,016	18,924
Operating lease right-of-use assets	56,101	56,986
Capitalized internal-use software, net	29,151	29,462
Acquisition intangible assets, net	15,818	21,207
Goodwill	466,728	468,764
Deferred commissions, non-current	11,988	10,018
Other assets	8,187	7,940
Total assets	$924,595	$877,817
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,450	$3,348
Accrued expenses and other current liabilities	19,653	15,198
Accrued compensation	30,807	32,149
Deferred revenue, current	196,656	169,872
Operating lease liabilities, current	9,380	8,318
Debt, current	1,900	1,900
Total current liabilities	269,846	230,785
Deferred revenue, non-current	681	760
Deferred tax liabilities	5,341	5,153
Debt, non-current	210,766	211,716
Operating lease liabilities, non-current	71,654	74,487
Other non-current liabilities	8,758	8,560
Total liabilities	567,046	531,461
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.00001 par value; 100,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.00001 par value; 800,000 shares authorized; 147,498 and 143,820 shares issued and outstanding)	1	1
Additional paid-in capital	907,383	835,444
Accumulated other comprehensive income	3,346	5,208
Accumulated deficit	(553,181)	(494,297)
Total stockholders’ equity	357,549	346,356
Total liabilities and stockholders’ equity	$924,595	$877,817

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenue	$109,392	$90,941	$211,690	$179,206
Cost of revenue(1)(2)	21,688	21,009	42,460	40,953
Gross profit	87,704	69,932	169,230	138,253
Operating expenses:
Research and development(1)	34,225	26,571	67,208	53,128
Sales and marketing (1)(2)	56,025	42,578	108,061	84,669
General and administrative(1)	24,170	21,339	47,492	43,271
Total operating expenses	114,420	90,488	222,761	181,068
Loss from operations	(26,716)	(20,556)	(53,531)	(42,815)
Interest expense	2,304	2,422	4,603	5,508
Other non-operating (income) expense, net	(119)	102	196	(1,134)
Loss before income taxes	(28,901)	(23,080)	(58,330)	(47,189)
Provision for (benefit from) income taxes	336	(156)	554	(15)
Net loss	$(29,237)	$(22,924)	$(58,884)	$(47,174)
Net loss per share, basic and diluted	$(0.20)	$(0.17)	$(0.40)	$(0.34)
Weighted-average shares used in computing basic and diluted net loss per share	146,242	138,777	145,467	137,844

(1)       Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$1,580	$1,047	$3,062	$2,007
Research and development	10,313	7,496	19,810	13,953
Sales and marketing	6,414	4,841	12,192	9,184
General and administrative	7,266	6,087	14,108	11,829
Stock-based compensation, net of amounts capitalized	$25,573	$19,471	$49,172	$36,973

(2)      Includes amortization of acquisition intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$1,477	$2,003	$2,967	$4,013
Sales and marketing	1,117	1,355	2,250	2,713
Amortization of acquisition intangible assets	$2,594	$3,358	$5,217	$6,726

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(29,237)	$(22,924)	$(58,884)	$(47,174)
Other comprehensive loss:
Foreign currency translation gains (losses)(1)	1,091	1,547	(1,862)	(889)
Total other comprehensive income (loss)(1)	1,091	1,547	(1,862)	(889)
Total comprehensive loss	$(28,146)	$(21,377)	$(60,746)	$(48,063)

(1)	Net of tax effect which was not material.

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended June 30, 2021

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
March 31, 2021	145,638	$1	$869,174	$2,255	$(523,944)	$347,486
Common stock issued upon vesting of restricted stock units	1,026	—	—	—	—	—
Common stock issued upon stock option exercise	588	—	8,186	—	—	8,186
Common stock issued under employee stock purchase plan	246	—	3,873	—	—	3,873
Stock-based compensation expense	—	—	26,150	—	—	26,150
Comprehensive income	—	—	—	1,091	—	1,091
Net loss	—	—	—	—	(29,237)	(29,237)
June 30, 2021	147,498	$1	$907,383	$3,346	$(553,181)	$357,549

For the three months ended June 30, 2020

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
March 31, 2020	138,070	$1	$737,236	$(2,880)	$(426,966)	$307,391
Common stock issued upon vesting of restricted stock units	1,051	—	—	—	—	—
Common stock issued upon stock option exercise	849	—	11,814	—	—	11,814
Common stock issued under employee stock purchase plan	268	—	3,082	—	—	3,082
Stock-based compensation expense	—	—	20,181	—	—	20,181
Comprehensive income	—	—	—	1,547	—	1,547
Net loss	—	—	—	—	(22,924)	(22,924)
June 30, 2020	140,238	$1	$772,313	$(1,333)	$(449,890)	$321,091

For the six months ended June 30, 2021

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2020	143,820	$1	$835,444	$5,208	$(494,297)	$346,356
Common stock issued upon vesting of restricted stock units	1,993	—	—	—	—	—
Common stock issued upon stock option exercise	1,229	—	17,758	—	—	17,758
Issuance of restricted stock awards	274	—	—	—	—	—
Cancellation of restricted stock awards	(64)	—	—	—	—	—
Common stock issued under employee stock purchase plan	246	—	3,873	—	—	3,873
Stock-based compensation expense	—	—	50,308	—	—	50,308
Comprehensive loss	—	—	—	(1,862)	—	(1,862)
Net loss	—	—	—	—	(58,884)	(58,884)
June 30, 2021	147,498	$1	$907,383	$3,346	$(553,181)	$357,549

For the six months ended June 30, 2020

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2019	136,054	$1	$705,143	$(444)	$(402,716)	$301,984
Common stock issued upon vesting of restricted stock units	1,996	—	—	—	—	—
Common stock issued upon stock option exercise	1,920	—	25,629	—	—	25,629
Common stock issued under employee stock purchase plan	268	—	3,082	—	—	3,082
Stock-based compensation expense	—	—	38,459	—	—	38,459
Comprehensive loss	—	—	—	(889)	—	(889)
Net loss	—	—	—	—	(47,174)	(47,174)
June 30, 2020	140,238	$1	$772,313	$(1,333)	$(449,890)	$321,091

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(58,884)	$(47,174)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,478	24,502
Non-cash leases expense	6,593	6,830
Stock-based compensation expense, net of amounts capitalized	49,172	36,973
Deferred income taxes	197	195
Bad debt expense	590	790
Gain on sale of a private company investment	—	(1,001)
Other	310	888
Changes in assets and liabilities:
Accounts receivable	840	(1,506)
Prepaid expenses and other assets	(7,530)	(6,714)
Accounts payable and accrued liabilities	12,691	5,659
Accrued compensation	(1,052)	(4,408)
Deferred revenue	26,678	18,720
Operating lease liabilities	(7,522)	(7,659)
Net cash provided by operating activities	43,561	26,095
Cash flows from investing activities
Purchases of property and equipment	(322)	(772)
Capitalized internal-use software	(4,418)	(5,372)
Proceeds from sale of a private company investment	—	1,001
Net cash used in investing activities	(4,740)	(5,143)
Cash flows from financing activities
Proceeds from stock option exercises	17,703	24,279
Proceeds from employee stock purchase plan	3,873	3,082
Repayment of debt	(1,100)	(1,100)
Net cash provided by financing activities	20,476	26,261
Effect of exchange rate changes on cash	101	(1,090)
Net increase in cash, cash equivalents and restricted cash	59,398	46,123
Cash, cash equivalents and restricted cash at beginning of period	224,614	131,683
Cash, cash equivalents and restricted cash at end of period	$284,012	$177,806
Supplemental cash flow data:
Interest paid for term debt	$4,267	$5,198
Income taxes paid	$618	$394
Non-cash investing and financing transactions:
Stock compensation included in capitalized software costs	$1,136	$1,486
Lease liabilities arising from obtaining right-of-use assets, net	$2,676	$—
Proceeds receivable from stock option exercises	$77	$1,350

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Company Overview and Basis of Presentation

Business

Momentive Global Inc. (the “Company”), formerly SVMK Inc., is an agile experience management company focused on helping customers shape what’s next. The Company offers SaaS feedback solutions across three major product categories—Surveys, Customer Experience, and Market Research. The Company was incorporated in 2011 as SVMK Inc., a Delaware corporation, and is the successor to operations originally started in 1999. In June 2021, SVMK Inc. was rebranded. As part of this rebranding, SVMK Inc. changed its legal name to Momentive Global Inc. and its common stock began trading under the ticker symbol “MNTV” instead of “SVMK” on The Nasdaq Global Select Market. While the Company’s name has changed, it continues to use the “SurveyMonkey” and “GetFeedback” brands among its portfolio of products. The Company’s headquarters are located in the United States and its international operations are primarily based in Ireland, Canada and the Netherlands.

Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of June 30, 2021, the statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three and six months ended June 30, 2021 and 2020 are unaudited. Such condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These condensed consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain other prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect our results of operations or operating, investing and financing cash flows.

These condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2021, the results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual periods.

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

MOMENTIVE GLOBAL INC.

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

Related Party Transactions

Certain members of the Company’s Board of Directors (“Board”) serve as board members, are executive officers of and/or (in some cases) are investors in companies that are customers and/or vendors of the Company. The Company incurred related party expenses of $0.9 million and $1.7 million for the three and six months ended June 30, 2021, respectively, and $1.0 million and $2.0 million during the three and six months ended June 30, 2020, respectively.

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

Other Non-Operating (Income) Expense

Other non-operating (income) expense, net consists primarily of interest income, net foreign currency exchange (gains) losses, gain on sale of private company investments, net realized gains and losses related to investments, and other. The components of other non-operating (income) expense recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Interest Income	$(129)	$(72)	$(263)	$(479)
Foreign currency (gains) losses, net	75	166	449	344
Gain on sale of a private company investment	—	—	—	(1,001)
Other (income) expense, net	(65)	8	10	2
Other non-operating (income) expense, net	$(119)	$102	$196	$(1,134)

During the six months ended June 30, 2020, the Company recognized a gain on sale of a private company investment of $1.0 million, which was the final installment of an earn-out payment.

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

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. Revenue and Deferred Revenue

Disaggregated revenue

Revenue by sales channel was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Self-serve revenue	$75,462	$65,398	$146,574	$128,505
Enterprise revenue	33,930	25,543	65,116	50,701
Revenue	$109,392	$90,941	$211,690	$179,206

Self-serve revenues are generated from products purchased independently through our website.

Enterprise revenues are generated from products sold to organizations through our sales team.

In addition, see Note 4 for information regarding the Company’s revenue by geographic area.

Deferred revenue

The Company recognized into revenue $80.5 million and $125.5 million during the three and six months ended June 30, 2021, respectively, and $65.1 million and $105.5 million during the three and six months ended June 30, 2020, respectively, that was included in the deferred revenue balances at the beginning of each respective period.

Transaction price allocated to the remaining performance obligations

As of June 30, 2021, future estimated revenue related to non-cancelable performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period was $221.6 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

4. Geographical Information

Revenue by geography is generally based on the billing address of the customer. For purposes of its geographic revenue disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. The following table sets forth the percentage of revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	64%	65%	64%	65%
Rest of world	36%	35%	36%	35%

No other country outside of the United States comprised 10% or greater of the Company’s revenue for each of the three and six months ended June 30, 2021 and 2020, respectively.

5. Cash and Cash Equivalents

As of June 30, 2021 and December 31, 2020, the following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$283,199	$224,390
Restricted cash included in prepaid expenses and other current assets	488	224
Restricted cash included in other assets	325	—
Total cash, cash equivalents and restricted cash	$284,012	$224,614

Included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions of $3.2 million and $1.6 million as of June 30, 2021 and December 31, 2020, respectively.

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

The carrying amounts of the Company’s financial instruments, which generally include cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the fair value of the Company’s debt was approximately $212.3 million and $214.5 million as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021 and December 31, 2020, respectively, the Company did not have any financial instruments accounted for pursuant to ASC 820, Fair Value Measurement.

7. Property and Equipment

As of June 30, 2021 and December 31, 2020, property and equipment consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Computer equipment	$15,668	$15,770
Leasehold improvements	54,333	54,079
Furniture, fixtures, and other assets	10,564	10,944
Gross property and equipment	80,565	80,793
Less: Accumulated depreciation	(68,549)	(61,869)
Property and equipment, net	$12,016	$18,924

Depreciation expense was $3.4 million and $7.0 million during the three and six months ended June 30, 2021, respectively, and $4.2 million and $8.6 million during the three and six months ended June 30, 2020, respectively.

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. Intangible Assets and Goodwill

Acquisition intangible assets, net

As of June 30, 2021 and December 31, 2020, intangible assets, net consisted of the following:

	June 30, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$23,734	$(14,412)	$9,322	$23,804	$(12,448)	$11,356
Trade name	2,783	(1,507)	1,276	2,824	(1,285)	1,539
Developed technology	20,500	(15,280)	5,220	20,881	(12,569)	8,312
Acquisition intangible assets, net	$47,017	$(31,199)	$15,818	$47,509	$(26,302)	$21,207

Amortization expense was $2.6 million and $5.2 million during the three months and six months ended June 30, 2021, respectively, and $3.4 million and $6.7 million during the three and six months ended June 30, 2020, respectively.

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of December 31, 2020	$468,764
Foreign currency translation	(2,036)
Balance as of June 30, 2021	$466,728

Capitalized internal-use software

As of June 30, 2021 and December 31, 2020, capitalized internal-use software consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Gross capitalized internal-use software	$56,380	$50,833
Less: Accumulated amortization	(27,229)	(21,371)
Capitalized internal-use software, net	$29,151	$29,462

Amortization expense related to capitalized internal-use software was $3.0 million and $5.9 million during the three months and six months ended June 30, 2021, respectively, and $3.6 million and $7.3 million during the three and six months ended June 30, 2020, respectively, and is included in cost of revenue in the condensed consolidated statements of operations.

Future amortization expense

As of June 30, 2021, future amortization expense by year is expected to be as follows:

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands)	Capitalized internal-use software, net	Acquisition intangible assets, net
Remainder of 2021	$5,458	$4,966
2022	7,397	5,076
2023	2,018	1,920
2024	68	1,667
2025	—	1,389
Thereafter	—	800
Total amortization expense	$14,941	$15,818

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

As of June 30, 2021, 17,129,162 shares of common stock remain available for grant under the 2018 Plan.

The following is a summary of restricted stock units for the current year period:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2020	7,000,855	$17.72	1.1
Granted	3,279,068	$25.56
Vested	(1,993,215)	$17.83
Forfeited/cancelled	(981,563)	$19.84
Unvested at June 30, 2021	7,305,145	$20.93	1.2

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following is a summary of stock option activity for the current year period:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2020	15,100,142	$16.07	$143,156	6.9
Granted	2,636,878	$21.77
Exercised	(1,229,180)	$14.45
Forfeited	(774,324)	$19.35
Expired	(81,383)	$19.49
Outstanding, vested and expected to vest at June 30, 2021	15,652,133	$16.98	$67,395	6.8
Vested and exercisable at June 30, 2021	10,668,302	$15.68	$58,283	5.9

On February 16, 2021, the Company granted 580,911 options to purchase shares of the Company’s common stock to its Chief Executive Officer at an exercise price of $21.99 per share (the “Executive Option Grant”). The stock options contain a service condition and a market condition of achieving a per share price milestone.  The grant-date fair value of the award is $5.7 million, which will be recognized using the accelerated attribution method. Stock-based compensation is recognized for each vesting tranche using service periods that range from 9 months to 3 years. The grant-date fair value was determined using the Monte Carlo valuation, which incorporates various assumptions including expected stock price volatility, contractual term, dividend yield, and stock price at grant date. During the three and six months ended June 30, 2021, the Company recognized $1.1 million and $1.6 million of stock-based compensation expense, respectively, related to this award, which is included in general and administrative expense in the condensed consolidated statement of operations.

The following is a summary of restricted stock awards for the current year period:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2020	102,460	$18.30	1.2
Granted	274,417	$26.89
Vested	(51,619)	$21.21
Forfeited/cancelled	(64,823)	$26.89
Unvested at June 30, 2021	260,435	$24.64	2.1

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value of Stock Options

Except for the Executive Option Grant discussed above, the Company used the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected life (in years)	6.2	6.2	5.8	5.8
Risk-free interest rate	1.2%	0.5%	0.8%	1.4%
Volatility	51%	52%	51%	48%
Dividend yield	—%	—%	—%	—%
Fair value of common stock	$18.39	$19.24	$21.70	$21.15

2018 Employee Stock Purchase Plan, As Amended

The Company sponsors the 2018 Employee Stock Purchase Plan, as amended (the “ESPP”), which was approved by stockholders on September 5, 2018. The ESPP provides for 24-month offering periods beginning May 22 and November 22 of each year, and each offering period will consist of four six-month purchase periods, subject to a reset provision. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date, or (2) the fair market value of its common stock on the purchase date.

Under the reset provision, if the closing stock price on the purchase date falls below the closing stock price on the offering date of an ongoing offering period, the ongoing offering terminates immediately following the purchase of ESPP shares on the purchase date and participants in the terminated offering are automatically enrolled in the new offering period (“ESPP reset”), resulting in a modification charge to be recognized over the new offering period. During the three and six months ended June 30, 2021, there was an ESPP reset that resulted in a modification charge of $2.0 million, which is being recognized over the new offering period ending in May 2023.

During the three and six months ended June 30, 2021, the Company’s employees purchased 245,914 shares of its common stock under the ESPP with a weighted average purchase price of $15.75, with aggregate proceeds to the Company of $3.9 million. During the three and six months ended June 30, 2020, the Company’s employees purchased 267,757 shares of its common stock under the ESPP with a weighted average purchase price of $11.51, with aggregate proceeds to the Company of $3.1 million.

As of June 30, 2021, 5,416,004 shares of common stock remain available for issuance under the ESPP.

The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of ESPP purchase rights granted using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected life (in years)	1.3	1.3	1.3	1.3
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Volatility	53%	58%	53%	58%
Dividend yield	—%	—%	—%	—%
Fair value of common stock	$19.12	$19.81	$19.12	$19.81

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$1,580	$1,047	$3,062	$2,007
Research and development	10,313	7,496	19,810	13,953
Sales and marketing	6,414	4,841	12,192	9,184
General and administrative	7,266	6,087	14,108	11,829
Stock-based compensation expense, net of amounts capitalized	25,573	19,471	49,172	36,973
Capitalized stock-based compensation expense	577	710	1,136	1,486
Stock-based compensation expense	$26,150	$20,181	$50,308	$38,459

As of June 30, 2021, unamortized stock-based compensation was as follows:

	Unrecognized stock-based compensation (in thousands)	Weighted average vesting period (in years)
Restricted stock units	$140,150	2.4
Stock options	41,763	2.3
Restricted stock awards	5,872	2.3
ESPP	7,127	1.9
Total unrecognized stock-based compensation	$194,912

401(k) Plan

In the United States, the Company offers its employees a defined contribution plan that qualifies as a deferred salary arrangement under Section 401 of the U.S. Internal Revenue Code (“401(k) Plan”). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowed by the Internal Revenue Service. The Company currently provides a matching contribution of 25% of deferrals for eligible employees. Compensation expense for the Company's matching contributions was $1.2 million and $2.6 million during the three months and six months ended June 30, 2021, respectively, and $1.0 million and $2.2 million during the three and six months ended June 30, 2020, respectively.

10. Leases

The Company leases certain equipment and facilities under operating leases which expire at various dates through 2028. The Company’s operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost (gross lease expense)	$3,253	$3,414	$6,644	$6,878
Variable lease costs	1,106	1,414	2,152	3,017
Sublease income (including reimbursed expenses)	1,309	1,162	2,565	2,579

During each of the three and six months ended June 30, 2021 and 2020, the Company’s short-term lease costs were nominal.

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The weighted average remaining operating lease term was 7.1 years and 7.6 years as of June 30, 2021 and December 31, 2020, respectively.

The weighted average discount rate used to estimate operating lease liabilities was 7.4% and 7.5% as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, maturities of operating lease liabilities and sublease income, by year are as follows:

(in thousands)	Operating Lease Payments	Sublease Income
Remainder of 2021	$7,449	$(1,904)
2022	14,874	(1,481)
2023	14,399	(1,101)
2024	13,794	—
2025	13,552	—
Thereafter	42,342	—
Gross lease payments (income)	$106,410	$(4,486)
Less: Imputed interest	24,920
Less: Tenant improvement receivables	456
Total operating lease liabilities	$81,034

11. Commitments and Contingencies

Non-Cancelable Purchase Commitments

The Company enters into commitments under non-cancelable purchase orders for the procurement of goods and services in the ordinary course of business. As of June 30, 2021, expected payments under such commitments are as follows (in thousands):

Remainder of 2021	$6,811
2022	14,793
2023	10,282
2024	2,115
Total purchase commitments	$34,001

Letters of Credit

As of June 30, 2021, the Company had a standby letter of credit for $2.5 million which was issued in connection with the San Mateo facility.

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

12. Debt

As of June 30, 2021 and December 31, 2020 the carrying values of debt were as follows:

			June 30, 2021		December 31, 2020
	Issuance date	Maturity date	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
2018 Refinancing Facility Agreement	October 2018	October 2025	$213,950	3.8% - 3.9%	$215,050	3.9% - 5.4%
Less: Unamortized issuance discount and issuance costs, net			1,284		1,434
Less: Debt, current			1,900		1,900
Debt, non-current			$210,766		$211,716

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

As of June 30, 2021, the Company had $72.5 million of borrowing available under the line of credit portion of the 2018 Credit Facility.

The Company’s obligations under the 2018 Credit Facility are guaranteed by certain of its subsidiaries and secured by liens on substantially all of the assets of the Company and such subsidiaries. The 2018 Credit Facility contains financial, affirmative and negative covenants that, if violated, may require the Company to pay down the loans earlier than the stated maturity dates with higher interest rates. As of June 30, 2021, the Company was compliant with all of its debt covenant requirements in the 2018 Credit Facility. The Company believes that it will continue to comply with the terms of the loan agreements through the stated maturity dates. However, if the Company’s

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

projections do not materialize, the Company may require additional equity or debt financing. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

Principal and interest payments are due quarterly. As of June 30, 2021, future minimum payment obligations of principal amounts due by year under the 2018 Credit Facility were as follows (in thousands):

Remainder of 2021	$1,100
2022	2,200
2023	2,200
2024	2,200
2025	206,250
Total principal outstanding	$213,950

13. Income Taxes

The Company recorded an income tax provision of $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively, and an income tax benefit of $0.2 million and $15,000 for the three and six months ended June 30, 2020, respectively. The increase in the Company’s income tax expense for the three and six months ended June 30, 2021, relative to the respective prior periods, was primarily due to the Company’s continued international expansion.

The Company regularly evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during periods in which those temporary differences become deductible. As of June 30, 2021, the Company continues to maintain a valuation allowance on certain deferred tax assets in the United States and certain foreign jurisdictions that are not realizable on a more likely than not basis.

The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. There were no material changes in gross unrecognized tax benefits during each of the three and six months ended June 30, 2021 and 2020.

14. Net Loss Per Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period which includes potential dilutive common shares assuming the dilutive effect of outstanding restricted stock units, stock options, restricted stock awards, and shares issuable under the ESPP calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net loss	$(29,237)	$(22,924)	$(58,884)	$(47,174)
Denominator:
Weighted-average shares outstanding - basic and diluted	146,242	138,777	145,467	137,844
Net loss per common share - basic and diluted:	$(0.20)	$(0.17)	$(0.40)	$(0.34)

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company was in a loss position for the periods presented. Accordingly, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Prior to application of the treasury stock method, share equivalents (comprising restricted stock units, stock options, restricted stock awards, and shares issuable under the ESPP) excluded from the calculations of diluted net loss per share were 24.1 million during the three and six months ended June 30, 2021, and 25.4 million during the three and six months ended June 30, 2020.

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

Overview

We were founded under the name “SurveyMonkey” in 1999 and are an agile experience management company focused on helping customers shape what’s next. In June 2021, we rebranded ourselves as “Momentive” and changed our legal name from “SVMK Inc.” to “Momentive Global Inc.” As a result, our common stock began trading under the ticker symbol “MNTV” instead of “SVMK” on The Nasdaq Global Select Market. While our company name has changed, we continue to use the “SurveyMonkey” and “GetFeedback” brands among our portfolio of products. Our platform empowers users to collect, analyze, and act on feedback from customers, employees, website and app users, and market research audiences. Our products enable more than 345,000 organizations to deliver better customer experiences, increase employee retention, and unlock growth and innovation. We offer SaaS feedback solutions across three major product categories—Surveys, Customer Experience, and Market Research.

We operate as a single operating segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews our operating results on a consolidated basis in order to make decisions about allocating resources and assessing performance for the entire company. Our CODM uses one measure of profitability and does not segment our business for internal reporting.

Impact of COVID-19

The ongoing COVID-19 pandemic continues to impact the United States and the world. As a result, we have modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, transitioning our employee onboarding and training processes to remote or online programs, and canceling certain events and meetings, among other modifications. We continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, and stockholders. The effects of these operational modifications are unknown and may not be realized until further reporting periods. As the administration of the vaccine program increases and COVID-19 cases decline, we continue to evaluate and refine our return to office strategy. Ultimately, we intend to offer most of our employees the flexibility to determine the amount of time they work in our offices.

Although many jurisdictions have relaxed their guidelines and restrictions, in some cases, these have been, or may in the future be, reinstated. The full impact of the rapidly changing market and economic conditions due to the COVID-19 pandemic is uncertain as the businesses of our customers and partners have been, and in some cases continue to be, disrupted. We have experienced a more challenging than anticipated enterprise sales environment, longer sales cycles, and an increase in attrition rates, particularly among customers in segments and industries more severely impacted by the ongoing effects of the COVID-19 pandemic, such as travel and hospitality. In addition, some of our existing and potential customers are financially constrained in their ability to purchase our products, which we expect may negatively impact our ability to collect payments, acquire new customers, or renew subscriptions with or sell additional subscriptions to our existing customers. We expect such impacts on our revenue and costs to continue through the duration of this crisis and our business, consolidated results of operations, and financial condition could also be impacted. While we have not experienced significant disruptions from the COVID-19 pandemic thus far, we are unable to accurately predict the full impact that the COVID-19 pandemic will have due to numerous uncertainties, including the severity and spread of new or existing variants of the virus between regions, changes in infection rates in each region, the duration of the pandemic globally and regionally, additional actions that may be taken by governmental authorities, the impact to the businesses of our customers and partners, individuals’ and companies’ risk tolerance regarding health matters going forward, and other factors identified in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain, and the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, even after the COVID-19 pandemic has subsided. We are continuously evaluating the nature and extent of the impact to our business, including our reopening plans, condensed consolidated results of operations, and financial condition.

Our products

We generate substantially all of our revenue from the sale of subscriptions to our products. Our current product portfolio is structured into three primary product categories—Surveys, Customer Experience, and Market Research.

•

Surveys: Our leading survey software products enable our customers to measure, benchmark, and act on stakeholder feedback, and we have designed our products to optimize the quality of stakeholder feedback and maximize response rates. We offer our basic survey plan to individuals at no charge. We also offer multiple tiers of subscriptions to individual paying users and teams which provide basic integrations with third-party applications and other additional features and functionality. For organizations we offer an enterprise-grade version of our survey platform and purpose-built solutions with enhanced collaboration, integration, administration, and customization tools. Revenue from Surveys is generated primarily on a subscription basis.

•

Customer Experience: Our Customer Experience offering, the GetFeedback CX platform, enables companies to deliver exceptional experiences that engage and retain their customers based on the ability to continuously listen and act on digital feedback. GetFeedback captures a company’s customer feedback from across digital channels, analyzes this feedback for a deeper understanding of their customers and their preferences, and automates feedback-based actions through integrations with that company’s existing system of record. We differentiate our Customer Experience offering in the market based on our software’s ease-of-implementation, ease-of-use, price-to-value, and time-to-value relative to alternative solutions, and third-party platform integrations. Revenue from Customer Experience is generated primarily on a subscription basis.

•

Market Research: Our Market Research offerings enable customers to quickly collect and analyze feedback on a number of market research projects, including analyzing target markets, measuring brand awareness, and gaining insights on existing and future product lines. Revenue from Market Research is generated primarily on a transactional basis.

•	Other Purpose-Built Solutions: In addition to our three major product categories, we offer other products such as:
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

We offer versions from our Survey and Market Research products on a self-serve basis through our website and we offer a suite of enterprise-grade feedback software solutions from all three product categories through our direct sales force.

Our business model

We are continuing our rapid evolution from a self-serve online survey tool provider into an enterprise SaaS company. Through a combination of product innovation and acquisitions, we now offer SaaS feedback solutions across three major product categories—Surveys, Customer Experience, and Market Research. Concurrently, we are building a sales force to increase new sales and cross-selling of our SaaS offerings into small, midsize, and large enterprises.

Our survey platform is inherently viral, as existing users send surveys and share survey results that introduce potential new users and customers to our products. This virality, combined with the ease-of-use and price-disruptive nature of our products and the strength of our brands, has enabled us to build an efficient, online self-serve channel for selling versions our survey products. We have a broad and diverse customer base and no customer represented more than 10% of our revenue in any of the periods presented.

To capitalize on the virality of our platform and the scale of business use cases in our user base, we are executing against a two-part growth strategy: 1) deliver new features and product tiers to drive platform usage and increase the conversion of free users to paid subscribers in our self-serve channel; and 2) continue investing in product innovation and go-to-market initiatives to win new customers and convert existing self-serve subscribers to our three enterprise product categories: Surveys, Customer Experience, and Market Research. As we execute on this strategy and sell more of our products into enterprises directly, we believe we can accelerate our revenue growth profile and increase our customer retention rates over time. We believe our existing user base represents a significant opportunity to expand our business and increase our revenue. In the first half of 2021, approximately 31% of our total revenue was generated from customers who purchased software through our enterprise sales force, up from 28% in the first half of 2020.

As of June 30, 2021 and 2020, we had over 20 million and 17 million active users, respectively. As of June 30, 2021 and 2020, we had approximately 862,200 and 781,000 paying users, respectively, which we define as an individual customer of our survey platform or form-based application, a seat within a SurveyMonkey Enterprise deployment or a subscription to one of our purpose-built solutions. Of our paying users as of June 30, 2021 and 2020, we had approximately 9,400 and 7,200 customers, respectively, who purchased our software through our enterprise sales channel. Our average revenue per paying user (“ARPU”) was $514 and $507 for the three and six months ended June 30, 2021, respectively, and $478 and $479 for the three and six months ended June 30, 2020, respectively. We calculate ARPU as revenue during a given period divided by the average number of paying users during that period. We calculate the average number of paying users by adding the number of paying users as of the end of the prior period to the number of paying users as of the end of the current period, and then dividing by two. For interim periods, we use annualized revenue which is calculated by dividing the revenue for the period by the number of days in that period and multiplying this value by 365 days.

As of June 30, 2021, over 90% of our trailing 12-month bookings were from organizational domain-based customers, which are customers who register with us using an email account with an organizational domain name, such as @momentive.ai, but excludes customers with email addresses hosted on widely used domains such as @gmail, @outlook or @yahoo. As of June 30, 2021, our dollar-based net retention rate for organizational domain-based customers was over 100%. We calculate bookings as the sum of the monthly and annual contract values for contracts sold during a period for our monthly and annual customers, respectively. We calculate organizational dollar-based net retention rate as of a period end by starting with the trailing 12 months of bookings from the cohort of all domain-based customers as of the 12 months prior to such period end (“Prior Period Bookings”). We then calculate the trailing 12 months of bookings from these same customers as of the current period end (“Current Period Bookings”). Current Period Bookings includes any upsells and is net of contraction or attrition, but excludes bookings from new domain-based customers in the current period. We then divide the total Current Period Bookings by the total Prior Period Bookings to arrive at the organizational dollar-based net retention rate.

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

Remaining performance obligations

	As of June 30,
(in thousands)	2021	2020
Remaining performance obligations ("RPO")	$221,550	$178,128

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net cash provided by operating activities	$26,243	$21,862	$43,561	$26,095
Purchases of property and equipment	(322)	(366)	(322)	(772)
Capitalized internal-use software	(2,150)	(2,426)	(4,418)	(5,372)
Free cash flow	$23,771	$19,070	$38,821	$19,951

Free cash flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP.

Components of Results of Operations

Revenue

We derive a substantial majority of our revenue from sales of subscriptions to our software products in the survey and customer experience categories. We also generate revenue from sales of our transactional market research solutions.

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

Cost of Revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products to our users. These expenses generally consist of infrastructure costs, personnel costs and other related costs. Infrastructure costs generally include expenses related to the operation of our data centers, such as data center equipment depreciation, facility costs (such as co-location rentals), amortization of capitalized software, payment processing fees, website hosting costs, external sample costs and charitable donations associated with SurveyMonkey Audience, our market research panel solution. Personnel costs include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses for employees whose primary responsibilities relate to supporting our infrastructure and delivering user support. Other related costs include amortization of acquired developed technology intangible assets and allocated overhead. We plan to continue investing in additional resources to enhance the capability and reliability of our infrastructure to support user growth and increased use of our products. We expect that cost of revenue will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that cost of revenue will decrease as a percentage of revenue in the long term.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2021	% of Revenue	2020	% of Revenue	2021	% of Revenue	2020	% of Revenue
Revenue	$109,392	100%	$90,941	100%	$211,690	100%	$179,206	100%
Cost of revenue(1)(2)	21,688	20%	21,009	23%	42,460	20%	40,953	23%
Gross profit	87,704	80%	69,932	77%	169,230	80%	138,253	77%
Operating expenses:
Research and development(1)	34,225	31%	26,571	29%	67,208	32%	53,128	30%
Sales and marketing (1)(2)	56,025	51%	42,578	47%	108,061	51%	84,669	47%
General and administrative(1)	24,170	22%	21,339	23%	47,492	22%	43,271	24%
Total operating expenses	114,420	105%	90,488	100%	222,761	105%	181,068	101%
Loss from operations	(26,716)	(24)%	(20,556)	(23)%	(53,531)	(25)%	(42,815)	(24)%
Interest expense	2,304	2%	2,422	3%	4,603	2%	5,508	3%
Other non-operating (income) expense, net	(119)	—%	102	—%	196	—%	(1,134)	(1)%
Loss before income taxes	(28,901)	(26)%	(23,080)	(25)%	(58,330)	(28)%	(47,189)	(26)%
Provision for (benefit from) income taxes	336	—%	(156)	—%	554	—%	(15)	—%
Net loss	$(29,237)	(27)%	$(22,924)	(25)%	$(58,884)	(28)%	$(47,174)	(26)%

(1)	Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2021	% of Revenue	2020	% of Revenue	2021	% of Revenue	2020	% of Revenue
Cost of revenue	$1,580	1%	$1,047	1%	$3,062	1%	$2,007	1%
Research and development	10,313	9%	7,496	8%	19,810	9%	13,953	8%
Sales and marketing	6,414	6%	4,841	5%	12,192	6%	9,184	5%
General and administrative	7,266	7%	6,087	7%	14,108	7%	11,829	7%
Stock-based compensation, net of amounts capitalized	$25,573	23%	$19,471	21%	$49,172	23%	$36,973	21%

(2)	Includes amortization of acquisition intangible assets as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2021	% of Revenue	2020	% of Revenue	2021	% of Revenue	2020	% of Revenue
Cost of revenue	$1,477	1%	$2,003	2%	$2,967	1%	$4,013	2%
Sales and marketing	1,117	1%	1,355	1%	2,250	1%	2,713	2%
Amortization of acquisition intangible assets	$2,594	2%	$3,358	4%	$5,217	2%	$6,726	4%

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenue and cost of revenue

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Revenue	$109,392	$90,941	$18,451	20%
Cost of revenue	21,688	21,009	679	3%
Gross profit	$87,704	$69,932	$17,772	25%
Gross margin	80%	77%

Revenue increased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Paying users increased 10% from approximately 781,000 as of June 30, 2020 to approximately 862,200 as of June 30, 2021 and ARPU increased 8% from $478 for the three months ended June 30, 2020 to $514 for the three months ended June 30, 2021.

Revenue growth was driven by an increase of $10.1 million, or 15%, in our self-serve channel, as well as an increase of $8.4 million, or 33%, in our enterprise sales channel, driven by a combination of demand arising from use cases related to the COVID-19 pandemic as well as ongoing refinement of our pricing and packaging that has driven an increase in customers upgrading to paid plans. Enterprise sales accounted for 31% and 28% of revenue for the three months ended June 30, 2021 and 2020, respectively.

Cost of revenue increased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a $1.3 million increase in personnel related costs due to headcount growth and a $0.6 million increase in external sample costs and charitable donations associated with SurveyMonkey Audience, our market research panel solution, all due to increased sales, partially offset by a $0.7 million decrease in capitalized software amortization and a $0.5 million decrease in amortization of intangible assets related to our prior acquisitions.

Our gross margin increased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 primarily due to the increase in revenue.

Research and development

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Research and development	$34,225	$26,571	$7,654	29%

Research and development expenses increased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a $6.7 million increase in personnel related costs due to headcount growth. In addition, there were increases in professional services and IT costs.

Sales and marketing

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Sales and marketing	$56,025	$42,578	$13,447	32%

Sales and marketing expenses increased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a $7.3 million increase in personnel related costs due to headcount growth and an increase of $5.4 million in costs related to brand campaigns and paid marketing. In addition, there were increases in professional services and IT costs.

General and administrative

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
General and administrative	$24,170	$21,339	$2,831	13%

General and administrative expenses increased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a $2.5 million increase in personnel related costs as well as increases in IT costs and other expenses.

Interest expense

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Interest expense	$2,304	$2,422	$(118)	(5)%

Interest expense decreased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to lower interest rates and lower average debt balances from our repayment of principal under the Term Loan. For additional information regarding our credit facilities, see Note 12 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Other non-operating (income) expense, net

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Other non-operating (income) expense, net	$(119)	$102	$(221)	(217)%

Other non-operating income, net for the three months ended June 30, 2021 increased compared to the three months ended June 30, 2020 (where the amounts resulted in other non-operating expense), primarily due to an increase in interest income.

Provision for (benefit from) income taxes

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Provision for (benefit from) income taxes	$336	$(156)	$492	(315)%
Effective tax rate	(1)%	1%

The provision for income taxes increased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 (where amounts resulted in a benefit from income taxes) primarily due to our continued international expansion.

Comparison of the Six Months Ended June 30, 2021 and 2020

Revenue and cost of revenue

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Revenue	$211,690	$179,206	$32,484	18%
Cost of revenue	42,460	40,953	1,507	4%
Gross profit	$169,230	$138,253	$30,977	22%
Gross margin	80%	77%

Revenue increased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Paying users increased 10% from approximately 781,000 as of June 30, 2020 to approximately 862,200 as of June 30, 2021 and ARPU increased 6% from $479 for the six months ended June 30, 2020 to $507 for the six months ended June 30, 2021.

Revenue growth was driven by an increase of $18.1 million, or 14%, in our self-serve channel, as well as an increase of $14.4 million, or 28%, in our enterprise sales channel, driven by a combination of demand arising from use cases related to the COVID-19 pandemic as well as ongoing refinement of our pricing and packaging that has driven an increase in customers upgrading to paid plans. Enterprise sales accounted for 31% and 28% of revenue for the six months ended June 30, 2021 and 2020, respectively.

Cost of revenue increased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a $2.3 million increase in personnel related costs due to headcount growth and an increase of $1.2 million in web hosting costs and payment processing fees, all due to increased sales, partially offset by a $1.4 million decrease in capitalized software amortization and a $1.0 million decrease in amortization of intangible assets related to our prior acquisitions.

Our gross margin increased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to the increase in revenue.

Research and development

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Research and development	$67,208	$53,128	$14,080	27%

Research and development expenses increased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a $13.0 million increase in personnel related costs due to headcount growth.

Sales and marketing

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Sales and marketing	$108,061	$84,669	$23,392	28%

Sales and marketing expenses increased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a $12.9 million increase in personnel related costs due to headcount growth and an increase of $9.7 million in costs related to brand campaigns and paid marketing. In addition, there were increases in professional services and IT costs.

General and administrative

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
General and administrative	$47,492	$43,271	$4,221	10%

General and administrative expenses increased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a $4.6 million increase in personnel related costs as well as increases in IT costs and other expenses, offset by a decrease in outside legal, accounting and other professional fees.

Interest expense

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Interest expense	$4,603	$5,508	$(905)	(16)%

Interest expense decreased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to lower interest rates and lower average debt balances from our repayment of principal under the Term Loan. For additional information regarding our credit facilities, see Note 12 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Other non-operating (income) expense, net

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Other non-operating (income) expense, net	$196	$(1,134)	$1,330	(117)%

Other non-operating expense, net for the six months ended June 30, 2021 increased compared to the six months ended June 30, 2020 (where the amounts resulted in other non-operating income), primarily due to a $1.0 million gain on sale of a private company investment in the prior year.

Provision for (benefit from) income taxes

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Provision for (benefit from) income taxes	$554	$(15)	$569	(3793)%
Effective tax rate	(1)%	*

*Less than 1%

The provision for income taxes increased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 (where amounts resulted in a benefit from income taxes) primarily due to our continued international expansion.

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, our principal sources of liquidity were cash and cash equivalents totaling $283.2 million and $224.4 million, respectively, all of which were bank deposits as well as cash to be received from customers and cash available under our credit facilities.

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

A significant majority of our customers pay in advance for annual subscriptions, which is a substantial source of cash. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which we recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2021 and December 31, 2020, we had deferred revenue of $197.3 million and $170.6 million, respectively, a substantial majority of which we expect to record as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$43,561	$26,095
Net cash used in investing activities	(4,740)	(5,143)
Net cash provided by financing activities	20,476	26,261
Effects of exchange rate changes on cash	101	(1,090)
Net increase in cash, cash equivalents and restricted cash	$59,398	$46,123

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

During the six months ended June 30, 2021, cash provided by operating activities was $43.6 million, primarily due to our net loss of $58.9 million, adjusted for non-cash charges of $78.4 million and net cash inflows of $24.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense, bad debt expense and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by an $26.7 million increase in deferred revenue, a $12.7 million increase in accounts payable and accrued liabilities, and a $0.8 million decrease in accounts receivable, partially offset by cash used for prepaid expenses and other assets of $7.5 million and operating lease liabilities of $7.5 million and a $1.1 million decrease in accrued compensation.

During the six months ended June 30, 2020, cash provided by operating activities was $26.1 million, primarily due to our net loss of $47.2 million, adjusted for non-cash charges of $69.2 million and net cash inflows of $4.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense, bad debt expense and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by an $18.7 million increase in deferred revenue, a $5.7 million increase in accounts payable and accrued liabilities, offset by cash used for operating leases of $7.7 million, prepaid expenses and other assets of $6.7 million, a decrease in accrued compensation of $4.4 million, and an increase in accounts receivable of $1.5 million.

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

Net cash used in investing activities during the six months ended June 30, 2021 of $4.7 million was primarily attributable to cash used for the development of internal-use software of $4.4 million that is capitalized and purchases of property and equipment of $0.3 million.

Net cash used in investing activities during the six months ended June 31, 2020 of $5.1 million was primarily attributable to the net cash used for the development of internal-use software of $5.3 million that is capitalized and purchases of property and equipment of $0.8 million, which was partially offset by proceeds from the sale of a privately-held company of $1.0 million.

Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended June 30, 2021 of $20.5 million was primarily attributable to proceeds from the exercise of stock options of $17.7 million and shares purchased under our employee stock purchase plan of $3.9 million, partially offset by the principal payments on our credit facilities of $1.1 million.

Cash provided by financing activities during the six months ended June 30, 2020 of $26.3 million was primarily attributable to proceeds from the exercise of stock options of $24.3 million and shares purchased under our employee stock purchase plan of $3.1 million, partially offset by the principal payments on our credit facilities of $1.1 million.

Contractual Obligations

Our principal commitments consist of obligations under our credit facilities and leases for office space. As of June 30, 2021, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Credit facilities(1)	$213,950	$1,100	$2,200	$2,200	$2,200	$206,250	$—
Interest payments on credit facilities(1)	35,022	4,205	8,276	8,190	8,127	6,224	—
Operating leases(2)	106,410	7,449	14,874	14,399	13,794	13,552	42,342
Purchase commitments(3)	34,001	6,811	14,793	10,282	2,115	—	—
Total contractual obligations	$389,383	$19,565	$40,143	$35,071	$26,236	$226,026	$42,342

(1)

Represents the principal balances and related interest payments to be paid in connection with our 2018 Credit Facility. Interest payments on our 2018 Credit Facility are based upon the applicable interest rates as of June 30, 2021 and are subject to change in future periods. For additional information regarding our credit facilities, see Note 12 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

(2)

Primarily consists of future non-cancelable minimum rental payments under operating leases for our corporate headquarters and our other facilities. The amounts above exclude expected sublease payments to be received of approximately $4.5 million. For additional information regarding our operating lease obligations, see Note 10 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

(3)	Primarily consists of open non-cancelable purchase orders for data center hosting services and the procurement of goods and services in the ordinary course of business.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these judgments, estimates and actual results, our financial condition or results of operations would be affected. We base our judgments and estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting judgments and estimates of this type as critical accounting policies and estimates, which we discuss below. There have been no material changes to our critical accounting policies and estimates for the three and six months ended June 30, 2021, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. To date, we have not entered into any material derivative financial instruments. During the three and six months ended June 30, 2021 and 2020, we did not have any material amount of derivative financial instruments. A hypothetical 10% change in foreign currency exchange rates for the three and six months ended June 30, 2021 applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $283.2 million and $224.4 million, respectively, which consisted primarily of bank deposits. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. For the three and six months ended June 30, 2021, a hypothetical 10% change in interest rates would not have had a material impact on our financial statements.

As of June 30, 2021 and December 31, 2020, we had borrowings under our credit facilities comprising of $214.0 million and $215.1 million aggregate principal value, respectively. Loans under the credit facilities accrue interest based upon, at our option, either at an ABR or a Eurocurrency rate, in each case plus an applicable margin, which exposes us to interest rate risk. Additionally, in July 2017, the U.K. Financial Conduct Authority, the regulator of the London Interbank Offered Rate (“LIBOR”), indicated that it will no longer require banks to submit rates to the LIBOR administrator after 2021 and therefore the continuation of LIBOR on the current basis cannot be guaranteed. In March 2021, relevant regulators confirmed that the publication of the one-week and two-month U.S. dollar LIBOR would cease after December 31, 2021, and all remaining U.S. dollar LIBOR tenors would cease after June 30, 2023. Our credit facilities provide that we may borrow at LIBOR or LIBOR-successor benchmark-based rates of interest that vary depending on our credit ratings and prevailing market conventions. The planned phase out of LIBOR as a benchmark may also result in an increase on our future interest obligations. As of June 30, 2021, a 100 basis point increase in the ABR would result in an increase in interest payments on our debt of $0.1 million.

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

Business and Operations

•

the effects of the COVID-19 pandemic could materially and adversely affect our business (including our reopening plans), financial condition and results of operations, including by, among other things, decreasing customer demand for our products and services or putting at risk our ability to collect from customers amounts due for products and services;

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

•

we are vulnerable to software bugs, computer viruses, break-ins, ransomware or phishing attacks, employee errors or malfeasance, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or confidential information;

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

Additionally, many of our users initially register to use our free basic survey product. We strive to demonstrate the value of our products to our registered users, thereby encouraging them to convert to paying users through end-of-survey marketing. As of June 30, 2021, we had over 20 million active users, of which approximately 862,200 were paying users. The actual number of unique users may be lower than we report as one person could count as multiple, active users or paying users. For example, if an individual paying user also had a designated seat in a SurveyMonkey Enterprise deployment, we would count that person as two paying users. As a result, we may have fewer unique users that we may be able to convert, upsell or cross-sell. Our inability to determine the number of our unique users is a limitation in the data that we measure and may adversely affect our understanding of certain aspects of our business and make it more challenging to manage our business. Most of our active users never convert to a paying user, and if we are unable to convert free users to paying users, our business, results of operations and financial condition could suffer.

Our revenue growth rate has fluctuated in recent periods and may slow in the future.

We have a history of delivering revenue growth and positive cash flow from operations. However, our rates of revenue growth have fluctuated, and may slow in the future. Many factors may contribute to declines in our growth rates, including higher market penetration, increased competition, slowing demand for our survey platform, a failure by us to continue capitalizing on growth opportunities, the maturation of our business, and impacts resulting from the COVID-19 pandemic, among others. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our growth rates decline, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.

Our business depends on a strong and trusted brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our customer and user base, our market share and our ability to attract and retain employees.

We have developed a strong and trusted brand of “SurveyMonkey” that we believe has contributed significantly to the success of our business. In June 2021, we rebranded and changed our name from SVMK Inc. to Momentive Global Inc. We may not be able to maintain or benefit from name recognition or status under the “Momentive” brand as we did using the “SurveyMonkey” brand, as investors may not understand or appreciate our rebranding efforts. We believe that enhancing and maintaining awareness of all of our brands, including “Momentive” and “SurveyMonkey”, in a cost-effective manner is critical to our goal of achieving widespread acceptance of our existing and future products, attracting new customers and attracting and retaining top talent. Furthermore, we receive a high degree of media coverage around the world and we believe that the importance of brand recognition will increase as competition in our industry increases. Successful promotion of our brands will depend largely on the effectiveness of our marketing and media partnership efforts and the effectiveness and affordability of our products for our target customer demographic. Such brand promotion activities may not yield increased revenue and, even if they do, any revenue increases may not offset the expenses we incur to promote our brand. Unfavorable publicity regarding, for example, our privacy or data protection practices, terms of service, service quality, the launch of “Momentive” as our parent brand, litigation, regulatory activity or the perception of inaccurate poll data from properly or improperly drafted surveys by third parties using our survey platform, the actions of our partners and customers or the actions of other companies that provide similar products and solutions to us, could adversely affect our reputation, brand, the size and engagement of our user base and our ability to attract and retain users. If we fail to promote and maintain our brands successfully, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may lose our existing customers to our competitors or be unable to attract new customers or employees, which could harm our business, results of operations and financial condition.

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

Additionally, we have global partners who broaden the scope of our market research solutions by providing access to additional panelists around the world. Our partners are generally in nonexclusive agreements with us, are not subject to minimum obligations and may be terminated at any time without cause. If we fail to manage our sales efforts successfully or they otherwise fail to perform as we anticipate, it could reduce our sales and increase our expenses, as well as weaken our competitive position.

Our industry is intensely competitive, and competitors may succeed in reducing our sales.

Our products face intense competition from many different companies, including but not limited to:

•	Qualtrics, Alchemer (formerly SurveyGizmo), Typeform, Google Forms and Microsoft Forms in Surveys;
•	Medallia, MaritzCX and Salesforce surveys in Customer Experience; and
•	Nielsen, Kantar and YouGov in Market Research.

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

We have worked to develop a strong culture around our team, which is built on four key pillars of celebrating curiosity, maintaining a diverse, collaborative and inclusive work environment, seeking to positively influence our industry and community, and delivering value to our customers. We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Preservation of our corporate culture is also made more difficult as the majority of our work force has been working from home in connection with restrictions placed upon businesses due to the COVID-19 pandemic. When we are able to return to the office, we intend to offer most of our employees the flexibility to determine the amount of time they work in our offices, which may present operational challenges and risks, including negative employee morale and productivity, low employee retention, and increased compliance and tax obligations in a number of jurisdictions. Our headcount growth may result in a change to our corporate culture, which could harm our business.

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

Our products collect, process, store, share, disclose and use customers’ and respondents’ information and communications, some of which may be private. We also work with third-party vendors to process credit card payments by our customers and are thus subject to payment card association operating rules, and rely on the availability and certain security measures of our third-party payment processors. We also process and retain sensitive information and other data relating to our business, such as employees’ personal information and our confidential information. We anticipate to continue to expend significant amounts in an effort to reduce the risk of security breaches and other security incidents. We are vulnerable to software bugs, computer viruses, break-ins, ransomware or phishing attacks, employee errors or malfeasance, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or confidential information. It is virtually impossible for us to entirely mitigate the risk of breaches of our survey platform or other security incidents affecting our products, internal systems, networks or data. In addition, the functionality of our products may be disrupted by third parties, including disgruntled employees, former employees or contractors. The security measures we use internally, and have integrated into our products, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to protect against certain attacks. Additionally, we may face delays in identifying or responding to security breaches or other security incidents. With the increase in personnel working remotely during the COVID-19 pandemic, we and our service providers are at increased risk for security breaches.  We are taking steps to monitor and enhance the security of our platform, systems, IT infrastructure, networks, and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our platform or any systems, IT infrastructure, networks, or data upon which we rely. If we or any of our vendors experience or are believed to have experienced any compromises to security that result in site performance or availability problems, the complete shutdown of our websites or the actual or perceived loss or unauthorized disclosure or use of confidential information, such as credit card information, personal health information, trade secrets or other proprietary information, our users may be harmed or lose trust and confidence in us and choose to decrease the use of our products, which would cause us to suffer reputational and financial harm.

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

We currently deploy our products and solutions and serve all of our users using a combination of our own custom-built infrastructure that we lease and operate in co-location facilities and third-party data center services such as Amazon Web Services. While we typically control and have access to the servers we operate in co-location facilities and the components of our custom-built infrastructure that are located in those co-location facilities, we control neither the operation of these facilities nor our third-party service providers. Furthermore, we have no physical access or control over the services provided by Amazon Web Services. Consequently, we may be subject to misconduct or unauthorized data access by such third-party service providers or service disruptions, including those that are directly or indirectly attributable to the COVID-19 pandemic, as well as failures to provide adequate services for reasons that are outside our direct control.

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

Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

•	our ability to attract new users to our survey platform;
•	our ability to convert users of our free basic survey product to paying users;
•	our ability to retain paying users;
•	our ability to prevent account sharing and software piracy;
•	our ability to maintain and improve our products;
•	shifts in the way customers, respondents and users access our websites and products from personal computers to mobile devices;
•	the effectiveness of our rebranding, which launched in June 2021;
•	the effectiveness of our marketing campaigns, including old strategies that may cease to be effective and the failure of new efforts;
•	disruptions or outages in the availability of our websites or products, actual or perceived breaches of privacy and compromises of our customer or respondent data;
•	changes in our pricing policies or those of our competitors;
•	our ability to increase sales of our products and solutions to new customers and expand sales of additional products and solutions to our existing customers;
•	the size and seasonal variability of our customers’ research and marketing and budgets;
•	the extent to which existing customers renew their agreements with us and the timing and terms of those renewals;
•	general industry, market and macroeconomic conditions, including the impacts associated with the COVID-19 pandemic;
•	the timing and cost of investing in our technology infrastructure, product initiatives, facilities and international expansion may be greater than we anticipate;
•	our needs related to facilities and data centers may change over time and vary from our original forecasts, and the value of the property that we lease or own may fluctuate;
•	expenses related to hiring, incentivizing and retaining employees;
•	the timing and costs of expanding our sales organization and delays or inability in achieving expected productivity;
•	the timing of certain expenditures, including capital expenditures;
•	the entrance of new competitors in our market whether by established companies or the entrance of new companies;
•	currency exchange rate fluctuations;
•	our ability to integrate acquisitions and realize the expected benefit of such acquisitions in a timely manner or at all;

•	changes in the price of our subscription plans; and
•	changing tax laws and regulations.

Our historical operating results may not be indicative of our future operating results. In addition, global economic concerns, including those caused by the COVID-19 pandemic, continue to create uncertainty and unpredictability and add risk to our future outlook. An economic downturn in any particular region in which we do business or globally could result in reductions in sales of our products, decreased renewals of existing arrangements and other adverse effects that could harm our business, results of operations and financial condition. In addition, borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. On July 27, 2017, the UK Financial Conduct Authority (the “FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In March 2021, relevant regulators confirmed that the publication of the one-week and two-month U.S. dollar LIBOR would cease after December 31, 2021, and all remaining U.S. dollar LIBOR tenors would cease after June 30, 2023. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Although our existing credit facilities provide for application of successor rates based on prevailing market conditions, it is not currently possible to predict the effect of any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. As a result, our future interest obligations may increase and adversely impact our results of operations.

We have substantial indebtedness and lease obligations, which reduce our capability to withstand adverse developments or business conditions.

We have incurred substantial indebtedness, and as of June 30, 2021, our total aggregate indebtedness was approximately $214.0 million of principal outstanding. We also have, and will continue to have, significant lease obligations. As of June 30, 2021, our total aggregate obligations under our long-term leases was $106.4 million. Our payments on our outstanding indebtedness and lease obligations are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, including the global economic downturn as a result of the COVID-19 pandemic, since our cash flows would decrease but our required payments under our indebtedness and lease obligations would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit facilities and agreements governing our other indebtedness and lease obligations and may impact our ability to pay or refinance our indebtedness or lease obligations as they come due, which would adversely affect our business, results of operations and financial condition.

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

The scope and complexity of our business have also increased significantly. The growth and expansion of our business creates significant challenges for our management, operational and financial resources. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations. To effectively manage our growth, we must continue to improve our operational, financial and management processes and systems and to effectively expand, train and manage our employee base, and in the near term, do so remotely during the COVID-19 pandemic. When we are able to return to the office, we intend to offer most of our employees the flexibility to determine the amount of time they work in our offices, which may present operational challenges and risks, including negative employee morale and productivity, low employee retention, and increased compliance and tax obligations in a number of jurisdictions. As our organization continues to grow and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and solutions. This could negatively affect our business performance.

We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of June 30, 2021, 31% of our employees had been with us for less than one year and 24% for more than one year but less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other internet, software and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-compensating employees and the challenges of integrating a growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have expanded our operating and financing lease obligations and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, especially remotely, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be adversely affected.

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

We conduct our business around the world and a significant portion of our transactions outside of the United States are denominated in foreign currencies. As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates and any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our operating margins. Exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability and hinder our ability to predict our future results and earnings. For example, because we recognize revenue over time, exchange rate fluctuations at one point in time may have a negative impact in future quarters. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition. Additionally, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During the three and six months ended June 30, 2021 and 2020, we did not have any material amount of derivative financial instruments.

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

Additionally, we historically have participated in the EU-U.S. Privacy Shield and a related program, the Swiss-U.S. Privacy Shield, and made use of certain model clauses approved by the European Commission (the “SCCs”), with regard to certain transfers of personal data from the European Economic Area (“EEA”) to the United States.  Both

the EU-U.S. Privacy Shield Framework and SCCs have been subject to legal challenge, however, and on July 16, 2020, the Court of Justice of the European Union (“CJEU”) issued a decision that invalidated the EU-U.S. Privacy Shield and imposed additional obligations on companies when relying on the SCCs. This CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States or may result in those transfers being deemed unlawful. Additionally, the SCCs were updated in June 2021. We are analyzing the impacts of this decision and resulting recommendations from the European Data Protection Board as well as individual data protection authorities and the updated SCCs, and we may find it necessary or appropriate to take different or additional steps with respect to transfers of personal data, which may result in significant increased costs of compliance and limitations on our customers and us. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA or Switzerland. We may experience reluctance or refusal by current or prospective European customers to use our survey platform or other solutions, and we and our customers may face a risk of orders to suspend our services or enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

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

•	difficulties in staffing, managing and operating our international operations, including difficulties related to administering our equity incentive plan in some foreign countries;
•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;
•	seasonal reductions in business activity in the summer months in Europe and in other periods in other countries;
•	costs and delays associated with developing software and providing support in multiple languages; and
•	political unrest, war or terrorism, or regional natural disasters or pandemics (including the COVID-19 pandemic), particularly in areas in which we have facilities.

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

We have incurred net losses on an annual basis since our reincorporation. We incurred net losses of approximately $29.2 million and $58.9 million during the three months and six months ended June 30, 2021, respectively, and $22.9 million and $47.2 million during the three and six months ended June 30, 2020, respectively. We had an accumulated deficit of approximately $553.2 million as of June 30, 2021. As we strive to grow our business, we expect expenses to increase in the near term, particularly as we continue to make investments to scale our business. For example, we are actively investing in our sales team, and we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. We also expect our research and development expenses to increase as we continue to hire employees for our engineering, product and design teams to support these efforts. In addition, we will incur additional general and administrative expenses to support both our growth as well as our operations as a publicly traded company. These investments may not result in increased revenue or growth in our business. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our survey platform, the entry of competitive survey platforms or other products or the success of existing competitive products and solutions. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business, results of operations and financial condition would be adversely affected.

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

We depend in part on various internet search engines to direct a significant portion of our traffic to our websites. Similarly, we depend on providers of mobile application “store fronts” to allow users to locate and download our mobile applications that enable our product. Our ability to maintain the number of visitors directed to our websites and users of our survey platform is not entirely within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search engine results page ranking than ours, or internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our new user growth or in ways that make it harder for our users to use our website, if we fail to successfully manage changes in SEO and social media traffic or if our competitors’ SEO efforts are more successful than ours, overall growth in our user base could slow, user engagement could decrease and we could lose existing users. These modifications may be prompted by search engine companies entering the online survey market or aligning with competitors. Additionally, our competitors may adopt search engine marketing tactics such as bidding on our terms in order to drive up our costs. This could make it more expensive to acquire new customers using our current marketing methods. Our websites have experienced fluctuations in search engine results page rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our websites would harm our business, results of operations and financial condition.

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

Litigation may be necessary to enforce our intellectual property rights, protect our proprietary rights or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and results of operations. We may also incur significant costs in enforcing our trademarks against those who attempt to imitate our “Momentive” and “SurveyMonkey” brands and other valuable trademarks and service marks.

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

The COVID-19 pandemic could harm our business and results of operations.

The COVID-19 pandemic continues to impact worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of the disease, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate, which could negatively impact our business. For example, in response to the COVID-19 pandemic, we have suspended all business-related travel and instituted work-from-home procedures in accordance with government mandated shelter-in-place guidelines. As the administration of the vaccine program increases and COVID-19 cases decline, we continue to evaluate and refine our return to office strategy. Ultimately, we intend to offer most of our employees the flexibility to determine the amount of time they work in our offices. Although many jurisdictions have relaxed their guidelines and restrictions, in some cases, these have been, or may in the future be, reinstated. Precautionary measures that have been adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles or create operational or other challenges, any of which could harm our business, results of operations and financial condition. For example, we have experienced an increase in attrition rates and impact to our sales cycle length, particularly among customers in segments and industries more severely impacted by the ongoing effects of the COVID-19 pandemic, such as travel and hospitality, and these conditions can affect the rate of IT spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts all of which could adversely affect our future sales and operating results. In addition, the severity and spread of new or existing variants of the virus and changes in infection rates may impact the health and productivity of our workforce and may disrupt the operations of our customers, partners and other third-party providers for an indefinite period of time, including as a result of travel restrictions and business shutdowns. It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

Our business could be disrupted by catastrophic events and man-made problems, such as power disruptions, data security breaches and terrorism.

Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, incident of mass violence or pandemics (including the COVID-19 pandemic), which could result in lengthy interruptions in the use of our products. In particular, our U.S. headquarters, certain of the facilities we lease to house our computer and telecommunications equipment and some of the data centers we utilize are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the Internet or the economy as a whole. Even with our disaster recovery arrangements, use of our products could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster, pandemic, or other event, our ability to deliver products and solutions to our users would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, results of operations, financial condition and reputation would be harmed.

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

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock may fluctuate substantially depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	announcements of new products, solutions or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	changes in how customers perceive the benefits of our products and future offerings;
•	departures of key personnel;
•	reaction to our press releases, other public announcements and filings with the SEC, as well as reaction to third-party reports regarding our business, markets and the industry in which we operate;
•	fluctuations in the trading volume of our shares or the size of our public float;
•	sales of large blocks of our common stock;
•	actual or anticipated changes or fluctuations in our results of operations;
•	whether our results of operations meet the expectations of securities analysts or investors;
•	changes in actual or future expectations of investors or securities analysts;
•	actual or perceived significant data breaches involving our products or website;
•	litigation involving us, our industry or both;
•	governmental or regulatory actions or audits;
•	regulatory developments in the United States, foreign countries or both;
•	general economic conditions and trends, including trade conflicts or the imposition of tariffs;

•	major catastrophic events or pandemics (including the COVID-19 pandemic) in our domestic and foreign markets; and
•	“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Shares of our capital stock outstanding as of June 30, 2021 are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our insiders and subject to periodic “blackout” periods, or held by our “affiliates” as defined in Rule 144 under the Securities Act, any unvested restricted stock awards, and restricted stock issued in connection with the acquisition of Usabilla.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant, as amended.
3.2	Fourth Amended and Restated Bylaws of the Registrant.	8-K	001-38664	3.2	June 21, 2021
4.1	Form of common stock certificate of the Registrant.
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2*	Momentive Global Inc. 2018 Equity Incentive Plan and related form agreements.
10.3*	Momentive Global Inc. 2018 Employee Stock Purchase Plan (as amended on August 22, 2019) and related form agreements.
10.4*	Form of Change of Control and Severance Agreement between the Registrant and each of its officers.
10.5*	Momentive Global Inc. Outside Director Compensation Policy.
10.6*	Momentive Global Inc. Executive Incentive Compensation Plan.
10.7*	Offer Letter by and between Registrant and Justin Coulombe, dated June 15, 2021.	8-K	001-38664	3.2	June 21, 2021
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan.

†

The certification attached as Exhibit 32.1 to this Quarterly Report on Form 10-Q is furnished pursuant to 18 U.S.C. Section 1350. It is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and it is not to be incorporated by reference into any filing of Momentive Global Inc., whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Momentive Global Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Momentive Global Inc.

Date: August 5, 2021	By:	/s/ JUSTIN D. COULOMBE
Justin D. Coulombe
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)