Form 10-Q
period 2021-09-30
MOMENTIVE GLOBAL INC.
filed 2021-11-09
CIK 1739936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares of registrant’s common stock outstanding as of November 2, 2021 was: 148,931,604.

Momentive Global Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2021

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

•
our proposed acquisition by Zendesk, Inc., including expected benefits and estimated closing;
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
•
our expectations regarding the potential impacts on our business and real estate needs of the COVID-19 pandemic and related public health measures;
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except par value)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$300,695	$224,390
Accounts receivable, net of allowance of $767 and $519	25,587	24,177
Deferred commissions, current	7,381	5,429
Prepaid expenses and other current assets	10,614	10,520
Total current assets	344,277	264,516
Property and equipment, net	8,196	18,924
Operating lease right-of-use assets	54,328	56,986
Capitalized internal-use software, net	28,569	29,462
Acquisition intangible assets, net	13,242	21,207
Goodwill	465,076	468,764
Deferred commissions, non-current	12,661	10,018
Other assets	8,300	7,940
Total assets	$934,649	$877,817
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,205	$3,348
Accrued expenses and other current liabilities	26,002	15,198
Accrued compensation	38,895	32,149
Deferred revenue, current	196,729	169,872
Operating lease liabilities, current	9,428	8,318
Debt, current	1,900	1,900
Total current liabilities	279,159	230,785
Deferred revenue, non-current	877	760
Deferred tax liabilities	5,437	5,153
Debt, non-current	210,291	211,716
Operating lease liabilities, non-current	69,226	74,487
Other non-current liabilities	7,824	8,560
Total liabilities	572,814	531,461
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.00001 par value; 100,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.00001 par value; 800,000 shares authorized; 148,799 and 143,820 shares issued and outstanding)	1	1
Additional paid-in capital	936,280	835,444
Accumulated other comprehensive income	1,638	5,208
Accumulated deficit	(576,084)	(494,297)
Total stockholders’ equity	361,835	346,356
Total liabilities and stockholders’ equity	$934,649	$877,817

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenue	$114,754	$95,429	$326,444	$274,635
Cost of revenue(1)(2)	22,161	21,899	64,621	62,852
Gross profit	92,593	73,530	261,823	211,783
Operating expenses:
Research and development(1)	33,671	30,068	100,879	83,196
Sales and marketing (1)(2)	54,118	43,875	162,179	128,544
General and administrative(1)	24,466	22,181	71,958	65,452
Total operating expenses	112,255	96,124	335,016	277,192
Loss from operations	(19,662)	(22,594)	(73,193)	(65,409)
Interest expense	2,337	2,379	6,940	7,887
Other non-operating (income) expense, net	543	(143)	739	(1,277)
Loss before income taxes	(22,542)	(24,830)	(80,872)	(72,019)
Provision for income taxes	361	1,289	915	1,274
Net loss	$(22,903)	$(26,119)	$(81,787)	$(73,293)
Net loss per share, basic and diluted	$(0.15)	$(0.19)	$(0.56)	$(0.53)
Weighted-average shares used in computing basic and diluted net loss per share	147,877	141,034	146,270	138,907

(1) Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$1,639	$1,222	$4,701	$3,229
Research and development	10,081	8,322	29,891	22,275
Sales and marketing	5,672	5,912	17,864	15,096
General and administrative	7,202	6,150	21,310	17,979
Stock-based compensation, net of amounts capitalized	$24,594	$21,606	$73,766	$58,579

(2) Includes amortization of acquisition intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$1,465	$1,800	$4,432	$5,813
Sales and marketing	1,035	1,270	3,285	3,983
Amortization of acquisition intangible assets	$2,500	$3,070	$7,717	$9,796

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(22,903)	$(26,119)	$(81,787)	$(73,293)
Other comprehensive loss:
Foreign currency translation gains (losses)(1)	(1,708)	3,140	(3,570)	2,251
Total other comprehensive income (loss)(1)	(1,708)	3,140	(3,570)	2,251
Total comprehensive loss	$(24,611)	$(22,979)	$(85,357)	$(71,042)

(1) Net of tax effect which was not material.

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended September 30, 2021

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
June 30, 2021	147,498	$1	$907,383	$3,346	$(553,181)	$357,549
Common stock issued upon vesting of restricted stock units	931	—	—	—	—	—
Common stock issued upon stock option exercise	315	—	3,773	—	—	3,773
Issuance of restricted stock awards	55	—	—	—	—	—
Stock-based compensation expense	—	—	25,124	—	—	25,124
Comprehensive loss	—	—	—	(1,708)	—	(1,708)
Net loss	—	—	—	—	(22,903)	(22,903)
September 30, 2021	148,799	$1	$936,280	$1,638	$(576,084)	$361,835

For the three months ended September 30, 2020

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
June 30, 2020	140,238	$1	$772,313	$(1,333)	$(449,890)	$321,091
Common stock issued upon vesting of restricted stock units	1,138	—	—	—	—	—
Common stock issued upon stock option exercise	823	—	11,877	—	—	11,877
Stock-based compensation expense	—	—	21,812	—	—	21,812
Comprehensive income	—	—	—	3,140	—	3,140
Net loss	—	—	—	—	(26,119)	(26,119)
September 30, 2020	142,199	$1	$806,002	$1,807	$(476,009)	$331,801

For the nine months ended September 30, 2021

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2020	143,820	$1	$835,444	$5,208	$(494,297)	$346,356
Common stock issued upon vesting of restricted stock units	2,924	—	—	—	—	—
Common stock issued upon stock option exercise	1,544	—	21,531	—	—	21,531
Issuance of restricted stock awards	329	—	—	—	—	—
Cancellation of restricted stock awards	(64)	—	—	—	—	—
Common stock issued under employee stock purchase plan	246	—	3,873	—	—	3,873
Stock-based compensation expense	—	—	75,432	—	—	75,432
Comprehensive loss	—	—	—	(3,570)	—	(3,570)
Net loss	—	—	—	—	(81,787)	(81,787)
September 30, 2021	148,799	$1	$936,280	$1,638	$(576,084)	$361,835

For the nine months ended September 30, 2020

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2019	136,054	$1	$705,143	$(444)	$(402,716)	$301,984
Common stock issued upon vesting of restricted stock units	3,134	—	—	—	—	—
Common stock issued upon stock option exercise	2,743	—	37,506	—	—	37,506
Common stock issued under employee stock purchase plan	268	—	3,082	—	—	3,082
Stock-based compensation expense	—	—	60,271	—	—	60,271
Comprehensive income	—	—	—	2,251	—	2,251
Net loss	—	—	—	—	(73,293)	(73,293)
September 30, 2020	142,199	$1	$806,002	$1,807	$(476,009)	$331,801

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(81,787)	$(73,293)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,349	36,328
Non-cash leases expense	9,824	9,958
Stock-based compensation expense, net of amounts capitalized	73,766	58,579
Deferred income taxes	293	608
Bad debt expense	898	1,156
Gain on sale of a private company investment	—	(1,001)
Other	1,048	1,834
Changes in assets and liabilities:
Accounts receivable	(2,654)	(3,929)
Prepaid expenses and other assets	(9,872)	(6,900)
Accounts payable and accrued liabilities	13,585	5,851
Accrued compensation	7,089	1,689
Deferred revenue	27,013	24,242
Operating lease liabilities	(11,244)	(11,135)
Net cash provided by operating activities	60,308	43,987
Cash flows from investing activities
Purchases of property and equipment	(387)	(772)
Capitalized internal-use software	(6,450)	(7,051)
Proceeds from sale of a private company investment and other	85	1,095
Net cash used in investing activities	(6,752)	(6,728)
Cash flows from financing activities
Proceeds from stock option exercises	21,334	37,301
Proceeds from employee stock purchase plan	3,873	3,082
Repayment of debt	(1,650)	(1,650)
Net cash provided by financing activities	23,557	38,733
Effect of exchange rate changes on cash	(293)	(957)
Net increase in cash, cash equivalents and restricted cash	76,820	75,035
Cash, cash equivalents and restricted cash at beginning of period	224,614	131,683
Cash, cash equivalents and restricted cash at end of period	$301,434	$206,718
Supplemental cash flow data:
Interest paid for term debt	$6,416	$7,386
Income taxes paid	$732	$709
Non-cash investing and financing transactions:
Stock compensation included in capitalized software costs	$1,666	$1,692
Lease liabilities arising from obtaining right-of-use assets, net	$2,676	$—

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

Proposed Merger with Zendesk

On October 28, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Zendesk, Inc. (“Zendesk”) and Milky Way Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Zendesk (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Zendesk. See Note 15 for additional details.

Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of September 30, 2021, the statements of operations, comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. Such condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These condensed consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain other prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect our results of operations or operating, investing and financing cash flows.

These condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2021, the results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual periods.

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

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Related Party Transactions

Certain members of the Company’s Board of Directors (“Board”) serve as board members, are executive officers of and/or (in some cases) are investors in companies that are customers and/or vendors of the Company. The Company incurred related party expenses of $0.6 million and $2.4 million for the three and nine months ended September 30, 2021, respectively, and $0.7 million and $2.7 million during the three and nine months ended September 30, 2020, respectively.

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

Other Non-Operating (Income) Expense

Other non-operating (income) expense, net consists primarily of interest income, net foreign currency exchange (gains) losses, gain on sale of private company investments, net realized gains and losses related to investments, and other. The components of other non-operating (income) expense recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Interest Income	$(142)	$(141)	$(405)	$(620)
Foreign currency (gains) losses, net	289	(151)	738	193
Gain on sale of a private company investment	—	—	—	(1,001)
Other expense, net	396	149	406	151
Other non-operating (income) expense, net	$543	$(143)	$739	$(1,277)

During the nine months ended September 30, 2020, the Company recognized a gain on sale of a private company investment of $1.0 million, which was the final installment of an earn-out payment.

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

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. Revenue and Deferred Revenue

Disaggregated revenue

Revenue by sales channel was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Self-serve revenue	$77,134	$68,001	$223,708	$196,506
Enterprise revenue	37,620	27,428	102,736	78,129
Revenue	$114,754	$95,429	$326,444	$274,635

Self-serve revenues are generated from products purchased independently through our website.

Enterprise revenues are generated from products sold to organizations through our sales team.

In addition, see Note 4 for information regarding the Company’s revenue by geographic area.

Deferred revenue

The Company recognized into revenue $86.7 million and $156.6 million during the three and nine months ended September 30, 2021, respectively, and $70.3 million and $133.9 million during the three and nine months ended September 30, 2020, respectively, that was included in the deferred revenue balances at the beginning of each respective period.

Transaction price allocated to the remaining performance obligations

As of September 30, 2021, future estimated revenue related to non-cancelable performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period was $222.6 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

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

No other country outside of the United States comprised 10% or greater of the Company’s revenue for each of the three and nine months ended September 30, 2021 and 2020, respectively.

5. Cash and Cash Equivalents

As of September 30, 2021 and December 31, 2020, the following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$300,695	$224,390
Restricted cash included in prepaid expenses and other current assets	414	224
Restricted cash included in other assets	325	—
Total cash, cash equivalents and restricted cash	$301,434	$224,614

Included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions of $3.6 million and $1.6 million as of September 30, 2021 and December 31, 2020, respectively.

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

The carrying amounts of the Company’s financial instruments, which generally include cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the fair value of the Company’s debt was approximately $213.1 million and $214.5 million as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021 and December 31, 2020, respectively, the Company did not have any financial instruments accounted for pursuant to ASC 820, Fair Value Measurement.

7. Property and Equipment

As of September 30, 2021 and December 31, 2020, property and equipment consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Computer equipment	$7,990	$15,770
Leasehold improvements	54,340	54,079
Furniture, fixtures, and other assets	10,587	10,944
Gross property and equipment	72,917	80,793
Less: Accumulated depreciation	(64,721)	(61,869)
Property and equipment, net	$8,196	$18,924

Depreciation expense was $3.3 million and $10.3 million during the three and nine months ended September 30, 2021, respectively, and $3.9 million and $12.5 million during the three and nine months ended September 30, 2020, respectively.

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. Intangible Assets and Goodwill

Acquisition intangible assets, net

As of September 30, 2021 and December 31, 2020, intangible assets, net consisted of the following:

	September 30, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$23,672	$(15,287)	$8,385	$23,804	$(12,448)	$11,356
Trade name	2,752	(1,601)	1,151	2,824	(1,285)	1,539
Developed technology	20,216	(16,510)	3,706	20,881	(12,569)	8,312
Acquisition intangible assets, net	$46,640	$(33,398)	$13,242	$47,509	$(26,302)	$21,207

Amortization expense was $2.5 million and $7.7 million during the three months and nine months ended September 30, 2021, respectively, and $3.1 million and $9.8 million during the three and nine months ended September 30, 2020, respectively.

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of December 31, 2020	$468,764
Foreign currency translation	(3,688)
Balance as of September 30, 2021	$465,076

Capitalized internal-use software

As of September 30, 2021 and December 31, 2020, capitalized internal-use software consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Gross capitalized internal-use software	$58,877	$50,833
Less: Accumulated amortization	(30,308)	(21,371)
Capitalized internal-use software, net	$28,569	$29,462

Amortization expense related to capitalized internal-use software was $3.1 million and $8.9 million during the three months and nine months ended September 30, 2021, respectively, and $3.7 million and $10.9 million during the three and nine months ended September 30, 2020, respectively, and is included in cost of revenue in the condensed consolidated statements of operations.

Future amortization expense

As of September 30, 2021, future amortization expense by year is expected to be as follows:

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands)	Capitalized internal-use software, net	Acquisition intangible assets, net
Remainder of 2021	$2,960	$2,433
2022	8,560	5,040
2023	3,180	1,914
2024	649	1,666
2025	—	1,389
Thereafter	—	800
Total amortization expense	$15,349	$13,242

Future capitalized internal-use software amortization excludes $13.2 million of costs which are currently in the development phase.

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

As of September 30, 2021, 16,844,015 shares of common stock remain available for grant under the 2018 Plan.

The following is a summary of restricted stock units for the current year period:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2020	7,000,855	$17.72	1.1
Granted	4,262,348	$24.32
Vested	(2,924,389)	$18.24
Forfeited/cancelled	(1,618,582)	$20.45
Unvested at September 30, 2021	6,720,232	$21.03	1.1

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following is a summary of stock option activity for the current year period:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2020	15,100,142	$16.07	$143,156	6.9
Granted	2,904,930	$21.61
Exercised	(1,543,809)	$13.95
Forfeited	(1,133,816)	$19.59
Expired	(106,057)	$19.35
Outstanding, vested and expected to vest at September 30, 2021	15,221,390	$17.06	$47,918	6.5
Vested and exercisable at September 30, 2021	10,986,983	$15.92	$43,565	5.6

On February 16, 2021, the Company granted 580,911 options to purchase shares of the Company’s common stock to its Chief Executive Officer at an exercise price of $21.99 per share (the “Executive Option Grant”). The stock options contain a service condition and a market condition of achieving a per share price milestone. The grant-date fair value of the award is $5.7 million, which will be recognized using the accelerated attribution method. Stock-based compensation is recognized for each vesting tranche using service periods that range from 9 months to 3 years. The grant-date fair value was determined using the Monte Carlo valuation, which incorporates various assumptions including expected stock price volatility, contractual term, dividend yield, and stock price at grant date. During the three and nine months ended September 30, 2021, the Company recognized $1.1 million and $2.7 million of stock-based compensation expense, respectively, related to this award, which is included in general and administrative expense in the condensed consolidated statement of operations.

The following is a summary of restricted stock awards for the current year period:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2020	102,460	$18.30	1.2
Granted	329,417	$25.68
Vested	(86,163)	$21.78
Forfeited/cancelled	(64,823)	$26.89
Unvested at September 30, 2021	280,891	$23.91	2.1

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value of Stock Options

Except for the Executive Option Grant discussed above, the Company used the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected life (in years)	5.7	5.6	5.8	5.8
Risk-free interest rate	0.9%	0.4%	0.8%	1.2%
Volatility	50%	52%	52%	48%
Dividend yield	—%	—%	—%	—%
Fair value of common stock	$20.05	$24.10	$21.51	$21.47

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

Under the reset provision, if the closing stock price on the purchase date falls below the closing stock price on the offering date of an ongoing offering period, the ongoing offering terminates immediately following the purchase of ESPP shares on the purchase date and participants in the terminated offering are automatically enrolled in the new offering period (“ESPP reset”), resulting in a modification charge to be recognized over the new offering period. During the nine months ended September 30, 2021, there was an ESPP reset that resulted in a modification charge of $2.0 million, which is being recognized over the new offering period ending in May 2023.

During the nine months ended September 30, 2021, the Company’s employees purchased 245,914 shares of its common stock under the ESPP with a weighted average purchase price of $15.75, with aggregate proceeds to the Company of $3.9 million. During the nine months ended September 30, 2020, the Company’s employees purchased 267,757 shares of its common stock under the ESPP with a weighted average purchase price of $11.51, with aggregate proceeds to the Company of $3.1 million.

As of September 30, 2021, 5,416,004 shares of common stock remain available for issuance under the ESPP.

The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of ESPP purchase rights granted using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected life (in years)	n/a	n/a	1.3	1.3
Risk-free interest rate	n/a	n/a	0.1%	0.2%
Volatility	n/a	n/a	53%	58%
Dividend yield	n/a	n/a	—%	—%
Fair value of common stock	n/a	n/a	$19.12	$19.81

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$1,639	$1,222	$4,701	$3,229
Research and development	10,081	8,322	29,891	22,275
Sales and marketing	5,672	5,912	17,864	15,096
General and administrative	7,202	6,150	21,310	17,979
Stock-based compensation expense, net of amounts capitalized	24,594	21,606	73,766	58,579
Capitalized stock-based compensation expense	530	206	1,666	1,692
Stock-based compensation expense	$25,124	$21,812	$75,432	$60,271

As of September 30, 2021, unamortized stock-based compensation was as follows:

	Unrecognized stock-based compensation (in thousands)	Weighted average vesting period (in years)
Restricted stock units	$129,340	2.3
Stock options	34,430	2.2
Restricted stock awards	6,130	2.3
ESPP	5,564	1.6
Total unrecognized stock-based compensation	$175,464

401(k) Plan

In the United States, the Company offers its employees a defined contribution plan that qualifies as a deferred salary arrangement under Section 401 of the U.S. Internal Revenue Code (“401(k) Plan”). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowed by the Internal Revenue Service. The Company currently provides a matching contribution of 25% of deferrals for eligible employees. Compensation expense for the Company's matching contributions was $1.2 million and $3.8 million during the three months and nine months ended September 30, 2021, respectively, and $1.1 million and $3.3 million during the three and nine months ended September 30, 2020, respectively.

10. Leases

The Company leases certain equipment and facilities under operating leases which expire at various dates through 2028. The Company’s operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost (gross lease expense)	$3,249	$3,301	$9,892	$10,179
Variable lease costs	1,339	1,365	3,491	4,382
Sublease income (including reimbursed expenses)	1,218	1,357	3,782	3,936

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During each of the three and nine months ended September 30, 2021 and 2020, the Company’s short-term lease costs were nominal.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The weighted average remaining operating lease term was 6.9 years and 7.6 years as of September 30, 2021 and December 31, 2020, respectively.

The weighted average discount rate used to estimate operating lease liabilities was 7.5% as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, maturities of operating lease liabilities and sublease income, by year are as follows:

(in thousands)	Operating Lease Payments	Sublease Income
Remainder of 2021	$3,715	$(877)
2022	14,829	(1,481)
2023	14,361	(1,101)
2024	13,771	—
2025	13,533	—
Thereafter	42,302	—
Gross lease payments (income)	$102,511	$(3,459)
Less: Imputed interest	23,412
Less: Tenant improvement receivables	445
Total operating lease liabilities	$78,654

11. Commitments and Contingencies

Non-Cancelable Purchase Commitments

The Company enters into commitments under non-cancelable purchase orders for the procurement of goods and services in the ordinary course of business. As of September 30, 2021, expected payments under such commitments are as follows (in thousands):

Remainder of 2021	$4,161
2022	15,649
2023	12,296
2024	2,222
Total purchase commitments	$34,328

Letters of Credit

As of September 30, 2021, the Company had a standby letter of credit for $2.5 million which was issued in connection with the San Mateo facility.

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

MOMENTIVE GLOBAL INC.

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

12. Debt

As of September 30, 2021 and December 31, 2020 the carrying values of debt were as follows:

			September 30, 2021		December 31, 2020
	Issuance date	Maturity date	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
2018 Refinancing Facility Agreement	October 2018	October 2025	$213,400	3.8% - 3.9%	$215,050	3.9% - 5.4%
Less: Unamortized issuance discount and issuance costs, net			1,209		1,434
Less: Debt, current			1,900		1,900
Debt, non-current			$210,291		$211,716

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

As of September 30, 2021, the Company had $72.5 million of borrowing available under the line of credit portion of the 2018 Credit Facility.

The Company’s obligations under the 2018 Credit Facility are guaranteed by certain of its subsidiaries and secured by liens on substantially all of the assets of the Company and such subsidiaries. The 2018 Credit Facility contains financial, affirmative and negative covenants that, if violated, may require the Company to pay down the loans earlier than the stated maturity dates with higher interest rates. As of September 30, 2021, the Company was compliant with all of its debt covenant requirements in the 2018 Credit Facility. The Company believes that it will continue to comply with the terms of the loan agreements through the stated maturity dates. However, if the Company’s projections do not materialize, the Company may require additional equity or debt financing. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

Principal and interest payments are due quarterly. As of September 30, 2021, future minimum payment obligations of principal amounts due by year under the 2018 Credit Facility were as follows (in thousands):

Remainder of 2021	$550
2022	2,200
2023	2,200
2024	2,200
2025	206,250
Total principal outstanding	$213,400

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. Income Taxes

The Company recorded an income tax provision of $0.4 million and $0.9 million for the three and nine months ended September 30, 2021, respectively, and $1.3 million for the three and nine months ended September 30, 2020, respectively. The decrease in the Company’s income tax expense for the three and nine months ended September 30, 2021, relative to the respective prior periods, was primarily due to taxes incurred in connection with a taxable sale of intangible assets in the prior year period.

The Company regularly evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during periods in which those temporary differences become deductible. As of September 30, 2021, the Company continues to maintain a valuation allowance on certain deferred tax assets in the United States and certain foreign jurisdictions that are not realizable on a more likely than not basis.

The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. There were no material changes in gross unrecognized tax benefits during each of the three and nine months ended September 30, 2021 and 2020.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net loss	$(22,903)	$(26,119)	$(81,787)	$(73,293)
Denominator:
Weighted-average shares outstanding - basic and diluted	147,877	141,034	146,270	138,907
Net loss per common share - basic and diluted:	$(0.15)	$(0.19)	$(0.56)	$(0.53)

The Company was in a loss position for the periods presented. Accordingly, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Prior to application of the treasury stock method, share equivalents (comprising restricted stock units, stock options, restricted stock awards, and shares issuable under the ESPP) excluded from the calculations of diluted net loss per share were 23.0 million during the three and nine months ended September 30, 2021, and 24.0 million during the three and nine months ended September 30, 2020.

15. Subsequent Events

On October 28, 2021, the Company entered into the Merger Agreement, by and among the Company, Zendesk and Merger Sub. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the merger as a wholly owned subsidiary of Zendesk. The Company’s board of directors and the board of directors of Zendesk have approved the Merger Agreement and the Merger.

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of the Company’s common stock (“Momentive Shares”) (subject to certain exceptions set forth in the Merger Agreement) will be converted in the Merger into the right to receive 0.225 (the “Exchange Ratio”) of a share of common stock, par value $0.01 per share, of Zendesk (“Zendesk Shares”), with a cash payment for any fractional shares resulting from the calculation. The Merger is intended to qualify as a reorganization for U.S. federal income tax purposes.

The Merger Agreement contains customary representations, warranties and covenants. Under the terms of the Merger Agreement, the completion of the Merger is subject to certain customary closing conditions, including, among others: (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding Momentive Shares; (ii) the approval of the issuance of Zendesk Shares in the Merger (the “Zendesk Share Issuance”) by a majority of the votes cast by the holders of Zendesk Shares on such proposal; (iii) the approval for listing on the New York Stock Exchange of Zendesk Shares to be issued in the Merger; (iv) the effectiveness of a registration statement on Form S-4 filed with the SEC by Zendesk in connection with the issuance of Zendesk Shares in the Merger; and (v) the expiration or termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Each of Zendesk and the Company may terminate the Merger Agreement under certain specified circumstances, including but not limited to, (i) if the Merger is not consummated by 11:59 p.m. (California time) on July 28, 2022 (the “End Date”), or (ii) if the required approval of Zendesk’s or the Company’s stockholders is not obtained. In addition, Zendesk may terminate the Merger Agreement if the Company’s board of directors changes its recommendation to the Company’s stockholders to vote in favor of the adoption of the Merger Agreement, and the Company may terminate the Merger Agreement if Zendesk’s board of directors changes its recommendation to Zendesk stockholders to vote to approve the Zendesk Share Issuance. In certain circumstances in connection with the termination of the Merger Agreement, Zendesk or the Company may be required to pay the other a termination fee of $150.0 million.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2021.

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

Proposed Merger with Zendesk

On October 28, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among us, Zendesk, Inc. (“Zendesk”) and Milky Way Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Zendesk (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will merge with and into us (the “Merger”), with our company surviving the merger as a wholly owned subsidiary of Zendesk. Our board of directors and the board of directors of Zendesk have approved the Merger Agreement and the Merger.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of our common stock (“Momentive Shares”) (subject to certain exceptions set forth in the Merger Agreement) will be converted in the Merger into the right to receive 0.225 (the “Exchange Ratio”) of a share of common stock, par value $0.01 per share, of Zendesk (“Zendesk Shares”), with a cash payment for any fractional shares resulting from the calculation. The Merger is intended to qualify as a reorganization for U.S. federal income tax purposes.

The completion of the Merger is subject to customary closing conditions, including the approval of both parties' stockholders and regulatory approvals. For further information on the Merger and the Merger Agreement, see Note 15 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Impact of COVID-19

The ongoing COVID-19 pandemic continues to impact the United States and the world. As a result, we have modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, transitioning our employee onboarding and training processes to remote or online programs, and canceling certain events and meetings, among other modifications. We continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, and stockholders. The effects of these operational modifications are unknown and may not be realized until further reporting periods. We continue to evaluate and refine our return to office strategy and real estate needs. Ultimately, we intend to offer most of our employees the flexibility to determine the amount of time they work in our offices, subject to vaccination status.

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

To capitalize on the virality of our platform and the scale of business use cases in our user base, we are executing against a two-part growth strategy: 1) deliver new features and product tiers to drive platform usage and increase the conversion of free users to paid subscribers in our self-serve channel; and 2) continue investing in product innovation and go-to-market initiatives to win new customers and convert existing self-serve subscribers to our three enterprise product categories: Surveys, Customer Experience, and Market Research. As we execute on this strategy and sell more of our products into enterprises directly, we believe we can accelerate our revenue growth profile and increase our customer retention rates over time. We believe our existing user base represents a significant opportunity to expand our business and increase our revenue. During the nine months ended September 30, 2021, approximately 31% of our total revenue was generated from customers who purchased software through our enterprise sales force, up from 28% in the first nine months of 2020.

As of September 30, 2021 and 2020, we had over 20 million and 17 million active users, respectively. As of September 30, 2021 and 2020, we had approximately 883,100 and 803,200 paying users, respectively, which we define as an individual customer of our survey platform or form-based application, a seat within a SurveyMonkey Enterprise deployment or a subscription to one of our purpose-built solutions. Of our paying users as of September 30, 2021 and 2020, we had approximately 10,500 and 7,700 customers, respectively, who purchased our software through our enterprise sales channel. Our average revenue per paying user (“ARPU”) was $522 and $512 for the three and nine months ended September 30, 2021, respectively, and $478 and $480 for the three and nine months ended September 30, 2020, respectively. We calculate ARPU as revenue during a given period divided by the average number of paying users during that period. We calculate the average number of paying users by adding the number of paying users as of the end of the prior period to the number of paying users as of the end of the current period, and then dividing by two. For interim periods, we use annualized revenue which is calculated by dividing the revenue for the period by the number of days in that period and multiplying this value by 365 days.

As of September 30, 2021, over 90% of our trailing 12-month bookings were from organizational domain-based customers, which are customers who register with us using an email account with an organizational domain name, such as @momentive.ai, but excludes customers with email addresses hosted on widely used domains such as @gmail, @outlook or @yahoo. As of September 30, 2021, our dollar-based net retention rate for organizational domain-based customers was over 100%. We calculate bookings as the sum of the monthly and annual contract values for contracts sold during a period for our monthly and annual customers, respectively. We calculate organizational dollar-based net retention rate as of a period end by starting with the trailing 12 months of bookings from the cohort of all domain-based customers as of the 12 months prior to such period end (“Prior Period Bookings”). We then calculate the trailing 12 months of bookings from these same customers as of the current period end (“Current Period Bookings”). Current Period Bookings includes any upsells and is net of contraction or attrition, but excludes bookings from new domain-based customers in the current period. We then divide the total Current Period Bookings by the total Prior Period Bookings to arrive at the organizational dollar-based net retention rate.

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

Remaining performance obligations

	As of September 30,
(in thousands)	2021	2020
Remaining performance obligations ("RPO")	$222,553	$183,269

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net cash provided by operating activities	$16,747	$17,892	$60,308	$43,987
Purchases of property and equipment	(65)	—	(387)	(772)
Capitalized internal-use software	(2,032)	(1,679)	(6,450)	(7,051)
Free cash flow	$14,650	$16,213	$53,471	$36,164

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

Cost of Revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products to our users. These expenses generally consist of infrastructure costs, personnel costs and other related costs. Infrastructure costs generally include expenses related to website hosting costs, amortization of capitalized software, payment processing fees, external sample costs and charitable donations associated with SurveyMonkey Audience, our market research panel solution. Personnel costs include salaries, bonuses, stock-based compensation, other employee benefits and travel-related expenses for employees whose primary responsibilities relate to supporting our infrastructure and delivering user support. Other related costs include amortization of acquired developed technology intangible assets and allocated overhead. We plan to continue investing in additional resources to enhance the capability and reliability of our infrastructure to support user growth and increased use of our products. We expect that cost of revenue will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term. We expect that cost of revenue will decrease as a percentage of revenue in the long term.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2021	% of Revenue	2020	% of Revenue	2021	% of Revenue	2020	% of Revenue
Revenue	$114,754	100%	$95,429	100%	$326,444	100%	$274,635	100%
Cost of revenue(1)(2)	22,161	19%	21,899	23%	64,621	20%	62,852	23%
Gross profit	92,593	81%	73,530	77%	261,823	80%	211,783	77%
Operating expenses:
Research and development(1)	33,671	29%	30,068	32%	100,879	31%	83,196	30%
Sales and marketing (1)(2)	54,118	47%	43,875	46%	162,179	50%	128,544	47%
General and administrative(1)	24,466	21%	22,181	23%	71,958	22%	65,452	24%
Total operating expenses	112,255	98%	96,124	101%	335,016	103%	277,192	101%
Loss from operations	(19,662)	(17)%	(22,594)	(24)%	(73,193)	(22)%	(65,409)	(24)%
Interest expense	2,337	2%	2,379	2%	6,940	2%	7,887	3%
Other non-operating (income) expense, net	543	—%	(143)	—%	739	—%	(1,277)	—%
Loss before income taxes	(22,542)	(20)%	(24,830)	(26)%	(80,872)	(25)%	(72,019)	(26)%
Provision for income taxes	361	—%	1,289	1%	915	—%	1,274	—%
Net loss	$(22,903)	(20)%	$(26,119)	(27)%	$(81,787)	(25)%	$(73,293)	(27)%

(1) Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2021	% of Revenue	2020	% of Revenue	2021	% of Revenue	2020	% of Revenue
Cost of revenue	$1,639	1%	$1,222	1%	$4,701	1%	$3,229	1%
Research and development	10,081	9%	8,322	9%	29,891	9%	22,275	8%
Sales and marketing	5,672	5%	5,912	6%	17,864	5%	15,096	5%
General and administrative	7,202	6%	6,150	6%	21,310	7%	17,979	7%
Stock-based compensation, net of amounts capitalized	$24,594	21%	$21,606	23%	$73,766	23%	$58,579	21%

(2) Includes amortization of acquisition intangible assets as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2021	% of Revenue	2020	% of Revenue	2021	% of Revenue	2020	% of Revenue
Cost of revenue	$1,465	1%	$1,800	2%	$4,432	1%	$5,813	2%
Sales and marketing	1,035	1%	1,270	1%	3,285	1%	3,983	1%
Amortization of acquisition intangible assets	$2,500	2%	$3,070	3%	$7,717	2%	$9,796	4%

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue and cost of revenue

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Revenue	$114,754	$95,429	$19,325	20%
Cost of revenue	22,161	21,899	262	1%
Gross profit	$92,593	$73,530	$19,063	26%
Gross margin	81%	77%

Revenue increased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Paying users increased 10% from approximately 803,200 as of September 30, 2020 to approximately 883,100 as of September 30, 2021 and ARPU increased 9% from $478 for the three months ended September 30, 2020 to $522 for the three months ended September 30, 2021.

Revenue growth was driven by an increase of $9.1 million, or 13%, in our self-serve channel, as well as an increase of $10.2 million, or 37%, in our enterprise sales channel, driven by a combination of demand arising from use cases related to the COVID-19 pandemic as well as ongoing refinement of our pricing and packaging that has driven an increase in customers upgrading to paid plans. Enterprise sales accounted for 33% and 29% of revenue for the three months ended September 30, 2021 and 2020, respectively.

Cost of revenue increased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a $1.1 million increase in personnel related costs due to headcount growth, partially offset by a $0.9 million decrease in capitalized software amortization and amortization of intangible assets related to our prior acquisitions. In addition, there were increases in external sample costs and charitable donations associated with SurveyMonkey Audience, our market research panel solution.

Our gross margin increased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily due to the increase in revenue.

Research and development

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Research and development	$33,671	$30,068	$3,603	12%

Research and development expenses increased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a $3.7 million increase in personnel related costs due to headcount growth. In addition, there were increases in professional services and IT costs.

Sales and marketing

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Sales and marketing	$54,118	$43,875	$10,243	23%

Sales and marketing expenses increased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a $3.9 million increase in personnel related costs due to headcount growth and an increase of $6.2 million in costs related to brand campaigns and paid marketing. In addition, there were increases in professional services and IT costs.

General and administrative

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
General and administrative	$24,466	$22,181	$2,285	10%

General and administrative expenses increased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a $1.4 million increase in personnel related costs and a $0.6 million increase in outside legal, accounting and other professional fees.

Interest expense

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Interest expense	$2,337	$2,379	$(42)	(2)%

Interest expense decreased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to lower interest rates and lower average debt balances from our repayment of principal under the Term Loan. For additional information regarding our credit facilities, see Note 12 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Other non-operating (income) expense, net

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Other non-operating (income) expense, net	$543	$(143)	$686	(480)%

Other non-operating expense, net for the three months ended September 30, 2021 increased compared to the three months ended September 30, 2020 (where the amounts resulted in other non-operating income), primarily due to fluctuations in foreign currency exchange rates.

Provision for income taxes

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Provision for income taxes	$361	$1,289	$(928)	(72)%
Effective tax rate	(2)%	(5)%

The provision for income taxes decreased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to taxes incurred in connection with a taxable sale of intangible assets in the prior year period.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenue and cost of revenue

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Revenue	$326,444	$274,635	$51,809	19%
Cost of revenue	64,621	62,852	1,769	3%
Gross profit	$261,823	$211,783	$50,040	24%
Gross margin	80%	77%

Revenue increased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Paying users increased 10% from approximately 803,200 as of September 30, 2020 to approximately 883,100 as of September 30, 2021 and ARPU increased 7% from $480 for the nine months ended September 30, 2020 to $512 for the nine months ended September 30, 2021.

Revenue growth was driven by an increase of $27.2 million, or 14%, in our self-serve channel, as well as an increase of $24.6 million, or 31%, in our enterprise sales channel, driven by a combination of demand arising from use cases related to the COVID-19 pandemic as well as ongoing refinement of our pricing and packaging that has driven an increase in customers upgrading to paid plans. Enterprise sales accounted for 31% and 28% of revenue for the nine months ended September 30, 2021 and 2020, respectively.

Cost of revenue increased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a $3.3 million increase in personnel related costs due to headcount growth, an increase of $1.4 million in web hosting costs and payment processing fees, and a $1.2 million increase in external sample costs and charitable donations associated with SurveyMonkey Audience solution, all due to increased sales, partially offset by a $2.0 million decrease in capitalized software amortization and a $1.4 million decrease in amortization of intangible assets related to our prior acquisitions.

Our gross margin increased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to the increase in revenue.

Research and development

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Research and development	$100,879	$83,196	$17,683	21%

Research and development expenses increased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a $16.7 million increase in personnel related costs due to headcount growth.

Sales and marketing

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Sales and marketing	$162,179	$128,544	$33,635	26%

Sales and marketing expenses increased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a $16.8 million increase in personnel related costs due to headcount growth, and an increase of $15.9 million in costs related to brand campaigns and paid marketing. In addition, there were increases in professional services and IT costs.

General and administrative

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
General and administrative	$71,958	$65,452	$6,506	10%

General and administrative expenses increased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a $6.0 million increase in personnel related costs and a $0.4 million increase in outside legal, accounting and other professional fees.

Interest expense

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Interest expense	$6,940	$7,887	$(947)	(12)%

Interest expense decreased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to lower interest rates and lower average debt balances from our repayment of principal under the Term Loan. For additional information regarding our credit facilities, see Note 12 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Other non-operating (income) expense, net

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Other non-operating (income) expense, net	$739	$(1,277)	$2,016	(158)%

Other non-operating expense, net for the nine months ended September 30, 2021 increased compared to the nine months ended September 30, 2020 (where the amounts resulted in other non-operating income), primarily due to a $1.0 million gain on sale of a private company investment in the prior year, and fluctuations in foreign currency exchange rates.

Provision for income taxes

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Provision for income taxes	$915	$1,274	$(359)	(28)%
Effective tax rate	(1)%	(2)%

The provision for income taxes decreased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to taxes incurred in connection with a taxable sale of intangible assets in the prior year period.

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, our principal sources of liquidity were cash and cash equivalents totaling $300.7 million and $224.4 million, respectively, all of which were bank deposits as well as cash to be received from customers and cash available under our credit facilities.

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

A significant majority of our customers pay in advance for annual subscriptions, which is a substantial source of cash. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which we recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2021 and December 31, 2020, we had deferred revenue of $197.6 million and $170.6 million, respectively, a substantial majority of which we expect to record as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Under the terms of the Merger Agreement, we have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time of the Merger. Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without Zendesk’s consent, including: acquiring businesses and disposing of significant assets, making capital expenditures in excess of those as set forth in a capital budget provided to Zendesk prior to execution of the Merger Agreement, issuing additional capital stock or securities convertible into capital stock, or incurring additional indebtedness. We do not believe these restrictions will prevent us from meeting our ongoing operating expenses, working capital needs, or capital expenditure requirements.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$60,308	$43,987
Net cash used in investing activities	(6,752)	(6,728)
Net cash provided by financing activities	23,557	38,733
Effects of exchange rate changes on cash	(293)	(957)
Net increase in cash, cash equivalents and restricted cash	$76,820	$75,035

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

During the nine months ended September 30, 2021, cash provided by operating activities was $60.3 million, primarily due to our net loss of $81.8 million, adjusted for non-cash charges of $118.2 million and net cash inflows of $23.9 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense, bad debt expense and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by a $27.0 million increase in deferred revenue, a $13.6 million increase in accounts payable and accrued liabilities, and a $7.1 million increase in accrued compensation, partially offset by cash used for operating lease liabilities of $11.2 million, prepaid expenses and other assets of $9.9 million, and a $2.7 million increase in accounts receivable.

During the nine months ended September 30, 2020, cash provided by operating activities was $44.0 million, primarily due to our net loss of $73.3 million, adjusted for non-cash charges of $107.5 million and net cash inflows of $9.8 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense, bad debt expense and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by a $24.2 million increase in deferred revenue, a $5.8 million increase in accounts payable and accrued liabilities and a $1.7 million increase in accrued compensation, offset by cash used for operating leases of $11.1 million, prepaid expenses and other assets of $6.9 million, and an increase in accounts receivable of $3.9 million.

Cash Flows from Investing Activities

Our primary investing activities have consisted of capital expenditures to purchase equipment necessary to support our network and other operations and capitalization of internal-use software necessary to deliver significant new features and functionality in our survey platform which provides value to our customers. As our business grows, we expect our capital expenditures to continue to increase.

Net cash used in investing activities during the nine months ended September 30, 2021 of $6.8 million was primarily attributable to cash used for the development of internal-use software of $6.4 million that is capitalized and purchases of property and equipment of $0.4 million.

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

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2021 of $23.5 million was primarily attributable to proceeds from the exercise of stock options of $21.3 million and shares purchased under our employee stock purchase plan of $3.9 million, partially offset by the principal payments on our credit facilities of $1.7 million.

Cash provided by financing activities during the nine months ended September 30, 2020 of $38.7 million was primarily attributable to proceeds from the exercise of stock options of $37.3 million and shares purchased under our employee stock purchase plan of $3.1 million, partially offset by the principal payments on our credit facilities of $1.7 million.

Contractual Obligations

Our principal commitments consist of obligations under our credit facilities and leases for office space. As of September 30, 2021, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Credit facilities(1)	$213,400	$550	$2,200	$2,200	$2,200	$206,250	$—
Interest payments on credit facilities(1)	32,746	2,089	8,233	8,148	8,084	6,192	—
Operating leases(2)	102,511	3,715	14,829	14,361	13,771	13,533	42,302
Purchase commitments(3)	34,328	4,161	15,649	12,296	2,222	—	—
Total contractual obligations	$382,985	$10,515	$40,911	$37,005	$26,277	$225,975	$42,302

(1)
Represents the principal balances and related interest payments to be paid in connection with our 2018 Credit Facility. Interest payments on our 2018 Credit Facility are based upon the applicable interest rates as of September 30, 2021 and are subject to change in future periods. For additional information regarding our credit facilities, see Note 12 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

(2)
Primarily consists of future non-cancelable minimum rental payments under operating leases for our corporate headquarters and our other facilities. The amounts above exclude expected sublease payments to be received of approximately $3.5 million. For additional information regarding our operating lease obligations, see Note 10 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

(3)
Primarily consists of open non-cancelable purchase orders for data center hosting services and the procurement of goods and services in the ordinary course of business.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these judgments, estimates and actual results, our financial condition or results of operations would be affected. We base our judgments and estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting judgments and estimates of this type as critical accounting policies and estimates, which we discuss below. There have been no material changes to our critical accounting policies and estimates for the three and nine months ended September 30, 2021, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. To date, we have not entered into any material derivative financial instruments. During the three and nine months ended September 30, 2021 and 2020, we did not have any material amount of derivative financial instruments. A hypothetical 10% change in foreign currency exchange rates for the three and nine months ended September 30, 2021 applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $300.7 million and $224.4 million, respectively, which consisted primarily of bank deposits. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. For the three and nine months ended September 30, 2021, a hypothetical 10% change in interest rates would not have had a material impact on our financial statements.

As of September 30, 2021 and December 31, 2020, we had borrowings under our credit facilities comprising of $213.4 million and $215.1 million aggregate principal value, respectively. Loans under the credit facilities accrue interest based upon, at our option, either at an ABR or a Eurocurrency rate, in each case plus an applicable margin, which exposes us to interest rate risk. Additionally, in July 2017, the U.K. Financial Conduct Authority, the regulator of the London Interbank Offered Rate (“LIBOR”), indicated that it will no longer require banks to submit rates to the LIBOR administrator after 2021 and therefore the continuation of LIBOR on the current basis cannot be guaranteed. In March 2021, relevant regulators confirmed that the publication of the one-week and two-month U.S. dollar LIBOR would cease after December 31, 2021, and all remaining U.S. dollar LIBOR tenors would cease after June 30, 2023. Our credit facilities provide that we may borrow at LIBOR or LIBOR-successor benchmark-based rates of interest that vary depending on our credit ratings and prevailing market conventions. The planned phase out of LIBOR as a benchmark may also result in an increase on our future interest obligations. As of September 30, 2021, a 100 basis point increase in the ABR would result in an increase in interest payments on our debt of $0.1 million.

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

Proposed Merger with Zendesk

•
the consummation of the Merger with Zendesk is contingent upon the satisfaction of a number of conditions, including stockholder and regulatory approvals, that may be outside of our or Zendesk’s control and that we and Zendesk may be unable to satisfy or obtain or which may delay the consummation of the Merger or result in the imposition of conditions that could reduce the anticipated benefits from the Merger or cause the parties to abandon the Merger;
•
we may fail to realize all of the anticipated benefits of the Merger, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating with Zendesk;
•
uncertainty about the Merger may adversely affect relationships with our clients, business partners and employees, whether or not the Merger is completed;
•
as a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Zendesk following the completion of the Merger;

•
if the Merger is consummated, the combined company may not perform as we or the market expects, which could have an adverse effect on the price of Zendesk’s common stock that our current stockholders will own following the completion of the Merger;
•
the number of shares of Zendesk Common Stock issuable in the Merger in respect of one share of our common stock is fixed and will not be adjusted. Because the market price of the Zendesk Common Stock may fluctuate, our stockholders cannot be sure of the market value of the stock consideration they will receive in exchange for their shares of our common stock in connection with the Merger;
•
the Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect a business combination with us;
•
litigation may arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business;
•
the ability to complete the Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or the combined company or could cause either party to abandon the Merger;

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

Risks Related to Our Proposed Merger with Zendesk

The consummation of the Merger is contingent upon the satisfaction of a number of conditions, including stockholder and regulatory approvals, that may be outside of our or Zendesk’s control and that we and Zendesk may be unable to satisfy or obtain or which may delay the consummation of the Merger or result in the imposition of conditions that could reduce the anticipated benefits from the Merger or cause the parties to abandon the Merger.

Consummation of the Merger is contingent upon the satisfaction of a number of conditions, some of which are beyond our and Zendesk’s control, including, among others:

•
the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding Momentive Shares;
•
the approval of the issuance of Zendesk Shares in the Merger by a majority of the votes cast by the holders of Zendesk Shares on such proposal;
•
the approval for listing on the New York Stock Exchange of Zendesk Shares to be issued in the Merger;
•
the effectiveness of a registration statement on Form S-4 filed with the SEC by Zendesk in connection with the issuance of Zendesk Shares in the Merger; and
•
the expiration or termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Each party's obligation to complete the Merger is also subject to certain additional customary conditions, including:

•
subject to certain exceptions, the accuracy of the representations and warranties of the other party; and
•
performance in all material respects by the other party of its obligations under the Merger Agreement.

These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed. In addition, each of Zendesk and Momentive may terminate the Merger Agreement under certain specified circumstances, including but not limited to, (i) if the Merger is not consummated by 11:59 p.m. (California time) on July 28, 2022 (the “End Date”), or (ii) if the required approval of Zendesk’s or our stockholders is not obtained. In addition, Zendesk may terminate the Merger Agreement if our board of directors changes its recommendation to our stockholders to vote in favor of the adoption of the Merger Agreement, and we may terminate the Merger Agreement if Zendesk’s board of directors changes its recommendation to Zendesk stockholders to vote to approve the Zendesk Share Issuance. If the Merger Agreement is terminated, either party may be required to pay the other party a termination fee of up to $150.0 million under certain circumstances.

As a condition to granting required regulatory approvals, governmental entities may impose conditions, limitations or costs, require divestitures or place restrictions on the conduct of the combined company after the closing of the Merger. Such conditions or changes and the process of obtaining regulatory approvals could, among other things, have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the combined company following the Merger, any of which may have an adverse effect on the combined company following the Merger.

We and Zendesk may also be subject to lawsuits challenging the Merger, and adverse rulings in these lawsuits may delay or prevent the Merger from being completed or require us or Zendesk to incur significant costs to defend or settle these lawsuits. Any delay in completing the Merger could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected time frame.

We may fail to realize all of the anticipated benefits of the Merger, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating with Zendesk.

We and Zendesk have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on our and Zendesk’s ability to successfully integrate our respective operations in a manner that results in various benefits and that does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers. The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses. Inconsistencies in standards, controls, procedures and policies could adversely affect the combined company. The diversion of management's attention and any delays or difficulties encountered in connection with the Merger and the integration of our and Zendesk’s operations could have an adverse effect on the business, financial condition, operating results and prospects of the combined company.

If we experience difficulties in the integration process, including those listed above, we may fail to realize the anticipated benefits of the Merger in a timely manner or at all.

Uncertainty about the Merger may adversely affect relationships with our clients, business partners and employees, whether or not the Merger is completed.

In response to the announcement of the Merger, our existing or prospective clients and business partners may:

•
delay, defer, or cease purchasing our products, or additional seats or features from, or providing products or services to, us or the combined company;
•
terminate their relationships with us or the combined company;
•
delay or defer other decisions concerning us or the combined company; or
•
seek to change the terms on which they do business with us or the combined company.

Any such delays or changes to terms could materially harm our business or, if the Merger is completed, the business of the combined company.

Losses of clients, business partners, employees or other important strategic relationships could have a material adverse effect on our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals or the approvals of our stockholders and/or Zendesk’s stockholders.

As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Zendesk following the completion of the Merger.

As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company, or decide that they do not want to continue their employment with the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Zendesk following the completion of the Merger. Losses of officers, key employees or other employees could materially harm our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals or the approvals of our stockholders. We may also experience challenges in hiring new employees during the pendency of the Merger, or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations. If the Merger is consummated, the combined company may be less attractive to current and prospective employees, which could harm the business and prospects of the combined company.

If the Merger is consummated, the combined company may not perform as we or the market expects, which could have an adverse effect on the price of Zendesk’s common stock that our current stockholders will own following the completion of the Merger.

Even if the Merger is consummated, the combined company may not perform as we or the market expect. Risks associated with the combined company following the Merger include:

•
integrating two businesses is a difficult, expensive, and time-consuming process, and the failure to integrate successfully the businesses of our company and Zendesk would adversely affect Zendesk’s future results following completion of the Merger;
•
it is possible that key employees might decide not to remain with the combined company after the Merger is completed, and the loss of key personnel could materially harm the combined company’s results of operation, financial condition, and growth prospects;
•
the success of the combined company will also depend upon relationships with third parties and pre-existing clients and customers of our company and Zendesk, which relationships may be affected by the preferences of these third parties or public attitudes about the Merger and the combined company. Any adverse changes in these relationships could adversely affect the combined company's business, results of operations, and financial condition;
•
the stock price of Zendesk’s common stock (“Zendesk Common Stock”) after the Merger may be affected by factors different from those currently affecting our common stock; and
•
if governmental agencies or regulatory bodies impose requirements, limitations, costs, divestitures, or restrictions on the consummation of the proposed Merger, the combined company’s ability to realize the anticipated benefits of the Merger may be impaired.

If any of these events were to occur, the value of the Zendesk Common Stock received by our stockholders in the Merger could decline.

The number of shares of Zendesk Common Stock issuable in the Merger in respect of one share of our common stock is fixed and will not be adjusted. Because the market price of the Zendesk Common Stock may fluctuate, our stockholders cannot be sure of the market value of the stock consideration they will receive in exchange for their shares of our common stock in connection with the Merger.

In connection with the Merger, our stockholders will receive a fixed number of shares of Zendesk Common Stock for each of their shares of our common stock. The number of shares is fixed at 0.225 share of Zendesk Common Stock for each share of our common stock. Accordingly, the market value of the merger consideration that our stockholders will receive in the Merger will vary based on the price of the Zendesk Common Stock at the time it is received by our stockholders. As a result of any such changes in stock price, the market value of the shares of the Zendesk Common Stock that our stockholders will receive at the time that the Merger is completed could vary significantly from the value of such shares immediately prior to the public announcement of the Merger. Further, any decline in the price of the Zendesk Common Stock may adversely impact our stock price prior to the closing of the Merger.

A decline in the market price of the Zendesk Common Stock could result, either before or after the consummation of the Merger, from a variety of factors, some of which are beyond Zendesk’s control, including, among other things, the anticipated or actual: (i) financial performance of us or Zendesk, (ii) conditions in our or Zendesk’s industry and markets, (iii) perceptions of the prospects of us, Zendesk or the combined company, (iv) failure by Zendesk to achieve the expected benefits of the acquisition of our company as rapidly or to the extent anticipated, (v) failure of our business to perform as anticipated, (vi) failure of the combined company’s financial results to meet the expectations of Zendesk, financial analysts or investors, (vii) failure of the integration of our business to be successful, or to take longer or be more disruptive than anticipated, and (viii) numerous other factors affecting Zendesk, the combined company and its businesses that are unrelated to our company.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect a business combination with us.

We are not permitted to solicit proposals for certain alternative business combination transactions and, subject to certain exceptions, we are not permitted to engage in discussions or negotiations regarding an alternative business combination transaction. We are required to hold a meeting of our stockholders to vote on the adoption of the Merger Agreement. In addition, if we terminate the Merger Agreement, we may be required to pay a termination fee. Such restrictions could discourage or deter a third party that may be willing to pay more than Zendesk for our outstanding common stock from considering or proposing such an acquisition of our company.

Litigation may arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business.

Regardless of the outcome of any future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may materially adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, and other business partners, or otherwise materially harm our operations and financial performance.

The ability to complete the Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or the combined company or could cause either party to abandon the Merger.

Completion of the Merger is conditioned upon, among other things, the expiration or termination of the required waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of all other required pre-closing approvals, consents or clearances under antitrust laws of certain specified jurisdictions or in connection with certain telecommunications laws. The relevant regulatory agencies may condition their approval of the Merger on Zendesk’s or our agreement to various requirements, limitations, or costs, or require divestitures or place restrictions on the conduct of the combined company’s business following the Merger. If we and Zendesk agree to these requirements, limitations, costs, divestitures, or restrictions, the ability to realize the anticipated benefits of the Merger may be impaired. We cannot provide any assurance that we or Zendesk will obtain the necessary approvals or that any of the requirements, limitations, costs, divestitures, or restrictions to which we might agree will not have a material adverse effect on the combined company following the Merger. In addition, these requirements, limitations, costs, divestitures, or restrictions may result in the delay or abandonment of the Merger.

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

Additionally, many of our users initially register to use our free basic survey product. We strive to demonstrate the value of our products to our registered users, thereby encouraging them to convert to paying users through end-of-survey marketing. As of September 30, 2021, we had over 20 million active users, of which approximately 883,100 were paying users. The actual number of unique users may be lower than we report as one person could count as multiple, active users or paying users. For example, if an individual paying user also had a designated seat in a SurveyMonkey Enterprise deployment, we would count that person as two paying users. As a result, we may have fewer unique users that we may be able to convert, upsell or cross-sell. Our inability to determine the number of our unique users is a limitation in the data that we measure and may adversely affect our understanding of certain aspects of our business and make it more challenging to manage our business. Most of our active users never convert to a paying user, and if we are unable to convert free users to paying users, our business, results of operations and financial condition could suffer.

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

•
Qualtrics, Alchemer (formerly SurveyGizmo), Typeform, Google and Microsoft in Surveys;
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

We have worked to develop a strong culture around our team, which is built on four key pillars of celebrating curiosity, maintaining a diverse, collaborative and inclusive work environment, seeking to positively influence our industry and community, and delivering value to our customers. We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Preservation of our corporate culture is also made more difficult as the majority of our work force has been working from home in connection with restrictions placed upon businesses due to the COVID-19 pandemic. When we are able to return to the office and subject to vaccination status, we intend to offer most of our employees the flexibility to determine the amount of time they work in our offices, which may present operational challenges and risks, including negative employee morale and productivity, low employee retention, and increased compliance and tax obligations in a number of jurisdictions. Our headcount growth may result in a change to our corporate culture, which could harm our business.

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

We expect to continue to make significant investments to build new products and enhance the features and functionality of our existing products and solutions. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed. Further, even if we are able to upgrade our systems, any such expansion will be expensive and complex, requiring management time and attention. Additionally, problems with the reliability or security of our systems, including unauthorized access to, or improper use of, the information of our users, could result in the loss of intellectual property, the introduction of malicious code to our applications, or harm to our reputation and negatively affect our business. Affected users could also initiate legal or regulatory action against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices.

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

We depend on third-party data centers and any disruption in the operation of these facilities or failure to renew the services could impair the delivery of our products and solutions and adversely affect our business.

We currently deploy our products and solutions and serve all of our users using third-party data center services such as Amazon Web Services. We have no physical access or control over the services provided by Amazon Web Services. Consequently, we may be subject to misconduct or unauthorized data access by such third-party service providers or service disruptions, including those that are directly or indirectly attributable to the COVID-19 pandemic, as well as failures to provide adequate services for reasons that are outside our direct control.

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

We have incurred substantial indebtedness, and as of September 30, 2021, our total aggregate indebtedness was approximately $213.4 million of principal outstanding. We also have, and will continue to have, significant lease obligations. As of September 30, 2021, our total aggregate obligations under our long-term leases was $102.5 million. Our payments on our outstanding indebtedness and lease obligations are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, including the global economic downturn as a result of the COVID-19 pandemic, since our cash flows would decrease but our required payments under our indebtedness and lease obligations would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit facilities and agreements governing our other indebtedness and lease obligations and may impact our ability to pay or refinance our indebtedness or lease obligations as they come due, which would adversely affect our business, results of operations and financial condition.

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

The scope and complexity of our business have also increased significantly. The growth and expansion of our business creates significant challenges for our management, operational and financial resources. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations. To effectively manage our growth, we must continue to improve our operational, financial and management processes and systems and to effectively expand, train and manage our employee base, and in the near term, do so remotely during the COVID-19 pandemic. When we are able to return to the office and subject to vaccination status, we intend to offer most of our employees the flexibility to determine the amount of time they work in our offices, which may present operational challenges and risks, including negative employee morale and productivity, low employee retention, and increased compliance and tax obligations in a number of jurisdictions. As our organization continues to grow and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and solutions. This could negatively affect our business performance.

We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of September 30, 2021, 35% of our employees had been with us for less than one year and 18% for more than one year but less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other internet, software and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-compensating employees and the challenges of integrating a growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have expanded our operating and financing lease obligations and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, especially remotely, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be adversely affected.

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

We conduct our business around the world and a significant portion of our transactions outside of the United States are denominated in foreign currencies. As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates and any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our operating margins. Exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability and hinder our ability to predict our future results and earnings. For example, because we recognize revenue over time, exchange rate fluctuations at one point in time may have a negative impact in future quarters. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition. Additionally, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During the three and nine months ended September 30, 2021 and 2020, we did not have any material amount of derivative financial instruments.

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

We have incurred net losses on an annual basis since our reincorporation. We incurred net losses of approximately $22.9 million and $81.8 million during the three months and nine months ended September 30, 2021, respectively, and $26.1 million and $73.3 million during the three and nine months ended September 30, 2020, respectively. We had an accumulated deficit of approximately $576.1 million as of September 30, 2021. As we strive to grow our business, we expect expenses to increase in the near term, particularly as we continue to make investments to scale our business. For example, we are actively investing in our sales team, and we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. We also expect our research and development expenses to increase as we continue to hire employees for our engineering, product and design teams to support these efforts. In addition, we will incur additional general and administrative expenses to support both our growth as well as our operations as a publicly traded company. These investments may not result in increased revenue or growth in our business. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our survey platform, the entry of competitive survey platforms or other products or the success of existing competitive products and solutions. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business, results of operations and financial condition would be adversely affected.

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

We depend in part on various internet search engines to direct a significant portion of our traffic to our websites. Similarly, we depend on providers of mobile application “store fronts” to allow users to locate and download our mobile applications that enable our product. Our ability to maintain the number of visitors directed to our websites and users of our survey platform is not entirely within our control. Our competitors’ search engine optimization ("SEO") efforts may result in their websites receiving a higher search engine results page ranking than ours, or internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our new user growth or in ways that make it harder for our users to use our website, if we fail to successfully manage changes in SEO and social media traffic or if our competitors’ SEO efforts are more successful than ours, overall growth in our user base could slow, user engagement could decrease and we could lose existing users. These modifications may be prompted by search engine companies entering the online survey market or aligning with competitors. Additionally, our competitors may adopt search engine marketing tactics such as bidding on our terms in order to drive up our costs. This could make it more expensive to acquire new customers using our current marketing methods. Our websites have experienced fluctuations in search engine results page rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our websites would harm our business, results of operations and financial condition.

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

The COVID-19 pandemic continues to impact worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of the disease, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate, which could negatively impact our business. For example, in response to the COVID-19 pandemic, we have suspended all business-related travel and instituted work-from-home procedures in accordance with government mandated shelter-in-place guidelines. We continue to evaluate and refine our return to office strategy and real estate needs. Ultimately, we intend to offer most of our employees the flexibility to determine the amount of time they work in our offices, subject to vaccination status. Although many jurisdictions have relaxed their guidelines and restrictions, in some cases, these have been, or may in the future be, reinstated. Precautionary measures that have been adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles or create operational or other challenges, any of which could harm our business, results of operations and financial condition. For example, we have experienced an increase in attrition rates and impact to our sales cycle length, particularly among customers in segments and industries more severely impacted by the ongoing effects of the COVID-19 pandemic, such as travel and hospitality, and these conditions can affect the rate of IT spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts all of which could adversely affect our future sales and operating results. In addition, the severity and spread of new or existing variants of the virus and changes in infection rates may impact the health and productivity of our workforce and may disrupt the operations of our customers, partners and other third-party providers for an indefinite period of time, including as a result of travel restrictions and business shutdowns. It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

Our business could be disrupted by catastrophic events and man-made problems, such as power disruptions, data security breaches and terrorism.

Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, incident of mass violence or pandemics (including the COVID-19 pandemic), which could result in lengthy interruptions in the use of our products. In particular, our U.S. headquarters and certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the Internet or the economy as a whole. Even with our disaster recovery arrangements, use of our products could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster, pandemic, or other event, our ability to deliver products and solutions to our users would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, results of operations, financial condition and reputation would be harmed.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Shares of our capital stock outstanding as of September 30, 2021 are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our insiders and subject to periodic “blackout” periods, or held by our “affiliates” as defined in Rule 144 under the Securities Act, any unvested restricted stock awards, and restricted stock issued in connection with the acquisition of Usabilla.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 28, 2021, by and among Zendesk, Inc., Milky Way Acquisition Corp. and Momentive Global Inc.	8-K	001-38664	2.1	October 29, 2021
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-Q	001-38664	3.1	August 5, 2021
3.2	Fourth Amended and Restated Bylaws of the Registrant.	8-K	001-38664	3.2	June 21, 2021
4.1	Form of common stock certificate of the Registrant.	10-Q	001-38664	4.1	August 5, 2021
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Momentive Global Inc.

Date: November 9, 2021	By:	/s/ JUSTIN D. COULOMBE
Justin D. Coulombe
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)