Form 10-K
period 2021-12-31
MOMENTIVE GLOBAL INC.
filed 2022-02-14
CIK 1739936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Select Market on such date, was approximately $2,273,479,000. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 8, 2022, there were 150,510,523 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s amendment to this Annual Report on Form 10-K or definitive proxy statement for the registrant’s annual meeting of stockholders, as applicable, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such amendment or proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

Momentive Global Inc.

Annual Report on Form 10-K

For the year ended December 31, 2021

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

PART I

Item 1. Business

Overview

Momentive Global Inc., formerly SVMK Inc., is a leader in agile experience management, providing Software-as-a-Service (“SaaS”) solutions that help businesses shape what's next for their stakeholders. Our software enables our customers to collect, analyze, and act on feedback from their existing customers, prospective customers, and employees. More than 345,000 organizations rely on us to help deliver better customer and product experiences, increase employee engagement and retention, and unlock growth and innovation.

We are transforming from our roots as a provider of digital survey tools sold through the Internet to an enterprise SaaS company that leverages both product-led and sales-led go-to-market motions. In 2021, approximately 32% of our total revenue was generated from customers who purchased software through our enterprise sales force, up from 29% in 2020. To help us engage more deeply with enterprise sales customers, we rebranded ourselves as “Momentive” in June 2021 and changed our legal name from “SVMK Inc.” to “Momentive Global Inc.” As a result, our common stock began trading under the ticker symbol “MNTV” instead of “SVMK” on The Nasdaq Global Select Market. While Momentive is our new corporate name, we continue to use the “SurveyMonkey” and “GetFeedback” brands.

We offer artificial intelligence-powered solutions that help our customers reshape their businesses across five major categories of use cases: 1) Market Insights; 2) Brand Insights; 3) Customer Experience; 4) Employee Experience; and 5) Product Experience. We deliver these solutions through three major product categories—Surveys (SurveyMonkey), Customer Experience (GetFeedback CX), and Market Research (Momentive).

Proposed Merger with Zendesk

On October 28, 2021, we entered into the Agreement and Plan of Merger (the "Merger Agreement") with Zendesk, Inc. ("Zendesk") and Milky Way Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Zendesk (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will merge with and into us (the “Merger”), with our company surviving the merger as a wholly owned subsidiary of Zendesk. Our board of directors and the board of directors of Zendesk have each approved the Merger Agreement and the Merger.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of our company's common stock (the "Momentive Shares") (subject to certain exceptions set forth in the Merger Agreement) will be converted in the Merger into the right to receive 0.225 (the “Exchange Ratio”) of a share of common stock, par value $0.01 per share, of Zendesk ("Zendesk Shares"), with a cash payment for any fractional shares resulting from the calculation. The Merger is intended to qualify as a “reorganization” for U.S. federal income tax purposes.

The completion of the Merger is subject to customary closing conditions, including the approval of each of our stockholders and the Zendesk stockholders. For further information on the Merger and the Merger Agreement, see Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, as well as the definitive proxy statement filed by us on January 7, 2022 and first mailed to our stockholders on January 10, 2022.

Impact of COVID-19

The ongoing COVID-19 pandemic continues to impact the United States and the world. As a result, we have modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, transitioning our employee onboarding and training processes to remote or online programs, and canceling certain events and meetings, among other modifications. We continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, and stockholders. The effects of these operational modifications are unknown and may not be realized until further reporting periods. We continue to evaluate and refine our return to office strategy and real estate needs. When we reopen our offices, we will offer most of our employees the flexibility to determine the amount of time they work in our offices, subject to vaccination status.

Although many jurisdictions have relaxed their guidelines and restrictions, in some cases, these have been, or may in the future be, reinstated. The full impact of the rapidly changing market and economic conditions due to the COVID-19 pandemic is uncertain as the businesses of our customers and partners have been, and in some cases continue to be, disrupted. We have experienced a more challenging enterprise sales environment, longer sales cycles, and an increase in attrition rates, particularly among customers in segments and industries more severely impacted by the ongoing effects of the COVID-19 pandemic, such as travel and hospitality. In addition, some of our existing and potential customers are financially constrained in their ability to purchase our products, which we expect may negatively impact our ability to collect payments, acquire new customers, or renew subscriptions with or sell additional subscriptions to our existing customers. We expect such impacts on our revenue and costs to continue through the duration of this crisis and our business, consolidated results of operations, and financial condition could also be impacted. While we have not experienced significant disruptions from the COVID-19 pandemic thus far, we are unable to accurately predict the full impact that the COVID-19 pandemic will have due to numerous uncertainties, including the severity and spread of new or existing variants of the virus between regions, changes in infection and vaccination rates in each region, the duration of the pandemic globally and regionally, additional actions that may be taken by governmental authorities, the impact to the businesses of our customers and partners, individuals’ and companies’ risk tolerance regarding health matters going forward, and other factors identified in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain, and the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, even after the COVID-19 pandemic has subsided. We are continuously evaluating the nature and extent of the impact to our business, including our reopening plans, consolidated results of operations, and financial condition.

Our Products

Our products address business use cases across five major categories:

•
Market Insights: We generate market intelligence -- including industry tracking, competitive intelligence, buying patterns by customer segment -- with insights delivered quickly and cost efficiently;
•
Brand Insights: We identify brand attributes that resonate with a company’s target audience, such as longitudinal tracking of brand awareness and loyalty, pre-campaign ad creative testing, and ad campaign brand lift measurement;
•
Product Experience: We help companies build and sell more products their customers love, such as concept and packaging testing, pricing optimization, and feature importance;
•
Customer Experience: We help companies engage and retain their customers, including programs to measure and optimize net promoter score ("NPS"), customer satisfaction ("CSAT"), and customer effort scores ("CES"), as well as a customer’s experience with a company’s website, mobile app, and events; and
•
Employee Experience: We help companies understand and engage their employees and build a better workplace, addressing areas such as employee engagement and retention, Diversity, Equity and Inclusion ("DEI"), candidate experience, return to work, and performance management.

We offer three experience management product categories—Surveys, Customer Experience, and Market Research—which are summarized below. We believe our products are differentiated in the market due to their ease-of-implementation, ease-of-use, price relative to alternatives, and ability to integrate with our customers’ third-party systems of record. Today, we offer certain tiers of our Surveys and Market Research product categories on a self-serve basis through our website, and we offer a suite of enterprise-grade experience management solutions from all three product categories through a direct sales force. We generate revenue from these offerings either on a subscription or transactional basis, depending on the product. We believe that these three product categories, combined with our emerging sales-led go-to-market motion, will enable us to continue to increase our penetration of enterprise customers.

Surveys

Our Survey Platform

Our leading survey software products, branded under SurveyMonkey, enable our customers to listen and take action on stakeholder feedback. We have designed products that optimize the quality of stakeholder feedback and maximize response rates to help our customers improve customer experiences, develop a diverse and high-performing workforce, and grow their business. Our platform provides functionality that supports our survey products, including:

•
Templates: Our library of customizable survey templates and certified questions, designed by a team of survey scientists, facilitates an easy-to-use and methodologically-sound survey creation process;
•
Ease-of-Use: Our products are flexible and easy to use, which enables individuals and organizations of all sizes to collect and analyze stakeholder feedback. Our survey platform leverages SurveyMonkey Genius, our proprietary survey creation assistant, which uses insights extracted from our diverse data set to guide and optimize survey creation;
•
Artificial Intelligence and Machine Learning: Our platform leverages artificial intelligence and proprietary machine learning models that increase survey and response quality, and deliver actionable insights faster. SurveyMonkey Genius helps customers ask the right questions the right way, predicting response rates and time to complete a survey. Text analysis features such as Word Cloud visualizations and Sentiment Analysis take the time out of analyzing open-ended survey responses, providing instant insights into what respondents think and feel;
•
Analysis: Our products enable the filtering and comparison of data by cohort, geography, gender, time period, collection method, and more. We help customers weave together data to form a narrative that answers the “why,” which enables them to better understand customer and employee attitudes, predict market appetite, and identify meaningful opportunities more quickly; and
•
Integrations: Our products integrate with a customer’s existing systems of record, allowing them to act on the insights we deliver in the systems they already use to get work done. This allows our customers to improve retention and satisfaction of their customers, maximize employee engagement and retention, and tailor new products to the demands of prospective customers, among other things. SurveyMonkey products also integrate with business applications.

Individual Plans

We offer our “Basic” survey plan to individuals at no charge. We also offer multiple tiers of subscriptions to individual paying users through our self-serve channel, with pricing based on functionality, including: advanced survey logic; branding and customization tools; analysis features; and support options.

Business Plans

SurveyMonkey team plans: Team plans are designed for small teams and departments that need to collaborate on survey projects. In addition to the features available in paid plans for individuals, SurveyMonkey team plans provide advanced collaboration features for survey creation and analysis, centralized team administration, and a team library for survey themes, templates and brand assets. Team plans start at three users per team, billed annually on a subscription basis, and include flexible roles and pricing for survey creators and analysts. Team plans are sold primarily through our self-serve channel as well as through our enterprise sales channels.

SurveyMonkey Enterprise: For organizations, we offer SurveyMonkey Enterprise, which extends our survey platform with enterprise-grade security and an enhanced set of capabilities (including managed user accounts, customized company branding, collaboration capabilities, and deep integrations with a broad set of leading software applications) that enable users to support multiple, advanced feedback use cases across the organization. Features include:

•
Enterprise-Grade Security: We provide centralized data ownership and access management across accounts with encryption and compliance with key standards, including ISO 27001, Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) and the General Data Protection Regulation (“GDPR”). We have also achieved SOC 2 Type 2 certification for our SurveyMonkey and GetFeedback platforms to meet the requirements of large, global customers across industries, including the defense, financial services and healthcare sectors;

•
Integration and Compatibility: We also offer pre-built integrations and data portability with applications such as those offered by Salesforce, Marketo, Tableau, Microsoft, and Oracle – allowing for greater workflow automation and operationalized feedback programs;
•
Managed Accounts and Users: Our survey platform enables organizations to centrally manage users and teams. Within an organization, all survey accounts can be consolidated under a single corporate identity to centralize billing, administration, restrictions and defaults, and access management; and
•
Collaboration: Users can create and share surveys between and within departments allowing others to review, add comments and make edits. Teams gain access to a shared library that ensures consistent organizational branding and survey methodology across all team member accounts, utilizing the images, themes, style preferences and templates that fit an organization’s preferences, as well as corporate question bank to ensure consistency across surveys.

SurveyMonkey Enterprise is sold through our enterprise sales team. We negotiate deployments with organizations based on functionality, the number of users, and the volume of data collected.

Revenue from Surveys is generated primarily on a subscription basis.

Customer Experience

Our Customer Experience offering, the GetFeedback CX platform ("GetFeedback CX"), enables companies to leverage in-the-moment customer feedback to deliver exceptional experiences that engage and retain their customers. GetFeedback CX simplifies customer feedback collection and analysis, its integration with customer relationship management (“CRM”) data to help companies better understand key customer segments, and its accessibility within the systems companies already use to help them take action quickly in service of their customers. GetFeedback CX captures a company’s customer feedback from across key digital channels and within offline or proprietary business systems, combines this feedback with operational customer data to build a deeper understanding of their customers and their preferences, and automates feedback-based actions through integrations with that company’s existing system of record and other key business systems. We differentiate our customer experience offering in the market based on our software’s ease-of-implementation and use time-to-value relative to alternative solutions, and rich integration across the Salesforce ecosystem.

GetFeedback CX consists of products acquired through the acquisitions of Usabilla (April 2019) and GetFeedback (September 2019) and includes updated features, such as:

•
Open text & sentiment analysis: Leverages Momentive’s artificial intelligence engine to analyze open text responses and quickly understand customer sentiment which enables companies to gain insights quickly from large amounts of unstructured text-based feedback. The feature identifies the top keywords and analyzes the sentiment of phrases within open text responses (beta);
•
Automations layer & webhooks: Expedites the setup of custom, targeted alerts and actions that automatically push customer feedback and its associated metadata across an organization via email or through systems like Salesforce or Slack. Webhooks extends these automations across any system that can ingest them, enabling companies to push feedback across even more of its tech stack to drive action that help engage and retain customers;
•
Embedded listener: Enables companies to leverage a simple application programming interface (“API”) to collect feedback through any proprietary system (ATM, kiosk, Smart TV, etc.) while adhering to a company’s strict brand and security standards;
•
Slack integration: Streamlines feedback response and follow up within Slack to help companies reduce their customer response times. This feature enables companies to create conditions for when Slack notifications are sent based on specific customer feedback, and then push this feedback automatically across one or more Slack channels;
•
Enhanced Salesforce integration: Companies can now integrate customer experience data from their websites and mobile apps into Salesforce so they can act on feedback across their entire customer lifecycle;
•
Salesforce Managed App: Automatically push the results of surveys right into Salesforce through a GetFeedback CX app to help drive awareness and accountability for customer experience programs; and

•
Program Accelerator: Enables companies to launch recurring customer experience programs, easily and at scale, through turnkey templates. Companies can select customer contacts and pre-built survey and email templates based on customer experience best practices to quickly execute customer experience programs and help drive better customer experiences. We launched the beta version of our NPS sequencer in 2021, and expect to launch additional offerings in 2022.

We offer the following Customer Experience packages:

•
GetFeedback Essentials: GetFeedback Essentials gives companies the tools to launch customer experience programs quickly by gathering feedback via email and across their websites, analyzing it in one place, and integrating with their Salesforce CRM platform;
•
GetFeedback Pro: Includes the Essentials features and adds more feedback collection channels (SMS and chat), advanced analytics, automation and additional pre-built integrations; and
•
GetFeedback Ultimate: Includes the GetFeedback Pro features and adds mobile apps as a feedback collection channel and enables single sign-on (“SSO”).

Our Customer Experience offering is sold through our enterprise sales team.

Revenue from Customer Experience is generated primarily on a subscription basis.

Market Research

Our market research solutions bear the Momentive brand and are the underlying software products powering the Momentive Market Insights, Brand Insights, and Product Experience categories of solutions. Our market research offerings enable customers to quickly collect and analyze actionable insights from a targeted audience on a number of market research needs, including analyzing market opportunities, measuring brand and campaign effectiveness, and gaining insights on existing and future product lines.

•
Audience panel: Powered by our own proprietary sources as well as integrations with vetted partners, our market research panel solution enables organizations to conduct market research projects from stakeholders with whom they do not have a direct relationship from a representative sample of consumers to a niche group of business-to-business (“B2B”) decision makers. Our Audience panel enables organizations to collect and analyze real‐time actionable data from high-quality targeted panelists. Our panel is directly integrated into our survey platform as well as our market research solutions to allow self-service access to these respondents.
•
Purpose-built insights solutions: For common, repeatable market research use cases, we have a suite of solutions that streamline the study creation, data collection, and analysis experience into a guided flow. Industry-proven methodologies are built directly into our solutions to ensure the most relevant, accurate data possible. Customers can get started quickly with our easy-to-follow frameworks, or customize their study to meet any requirement. Packaged analysis modules include scorecards with statistical testing, key drivers analysis, configurable dashboards, longitudinal data visualizations, and more. With these artificial intelligence-powered solutions, customers can get actionable insights in hours, compared to the weeks or months it would take a traditional agency. Our purpose-built insights solutions include:
o
Brand Tracking: Provides continuous insights on top brand and competitive performance metrics including awareness, perception, loyalty, and more;
o
Industry Tracking: Continuously monitors buyer preferences for a specific industry or category over time;
o
Usage & Attitudes: Reveals the preferences, habits, and purchase behaviors of a target audience to shape your product roadmap and marketing campaigns;
o
Concept Testing: Validates product and feature ideas with a target buyer in as little as an hour, and compares against industry benchmarks;
o
Packaging Testing: Ensures new package designs are optimized for the shelf;
o
Ad Testing: Tests ad campaign creative for persuasiveness, relevance, recall, and more;
o
Name Testing: Screens product, brand, and company name ideas before market launch;

o
Message Testing: Tests the effectiveness of messaging statements, claims, and taglines; and
o
Logo Design Testing: Measures the visual appeal and memorability of new logo designs.

Revenue from Market Research is generated primarily on a transactional basis, with our customers having the option to preload Market Research Credits that can be used to pay for projects, solutions, and services throughout a 12-month term.

Professional Services

For customers who need assistance with implementing and optimizing the use of our products, we offer the following categories of professional services, including:

•
Survey: survey design, programming, language translation, and results analysis;
•
Customer Experience: customer journey mapping, customer experience key metrics, measurement and planning, return-on-investment (“ROI”) impact of CSAT and NPS programs, analytics, and customer experience related workshops; and
•
Market Research: program methodology consulting, survey programming and language translation, brand tracking program development and execution, conjoint analysis, cluster analysis, due diligence analysis, and custom reporting and analytics.

Revenue from Professional Services is generated primarily on a transactional basis.

Other Purpose-Built Solutions

In addition to our three major product categories, we offer a number of additional products, such as:

•
Customer Advocacy: TechValidate is our marketing content automation solution. TechValidate collects customer feedback at scale, automatically converting it into validated marketing content, including statistics, charts, testimonials, and case studies;
•
Grant Application Management: SurveyMonkey Apply is our application management solution that is primarily used by educational institutions and non-profits seeking to allocate scholarships and grants; and
•
Forms: Wufoo is our easy-to-use form builder that helps users create web and mobile forms, collect file uploads and receive online payments.

Our Customers

Our global customer base is diversified across multiple industries, including financial services, internet, technology, healthcare, media and entertainment, consumer goods and retail, transportation and logistics, government agencies, manufacturing, energy, education, professional services and non-profit organizations. As of December 31, 2021, we had over 345,000 organizational domain customers, which are customers who register with us using an email account with an organizational domain name such as @momentive.ai or @surveymonkey.com, but excludes customers with email addresses hosted on widely used domains such as @gmail, @outlook or @yahoo. As of December 31, 2021, over 90% of our trailing 12-month bookings were from organizational domain-based customers. As of December 31, 2021, we had approximately 11,900 customers who purchased our software through our enterprise sales channel. No customer represented more than 10% of our revenue in any of the years ended December 31, 2021, 2020, and 2019.

Our Growth Strategy

We are executing on a two-part growth strategy. First, we are delivering new features and product tiers that capitalize on the virality of our platform and the scale of business to drive overall platform usage and increase the conversion of free users to paid subscribers in our self-serve channel. Second, we are investing further in product innovation and go-to-market initiatives to expand the percentage of our revenue generated through our enterprise sales channel. Specifically, our enterprise sales motion focuses on: converting existing self-serve subscribers to enterprise sales customers; selling directly to new customers; and expanding our relationships with existing customers. As we execute on this strategy, we believe we can accelerate our overall revenue growth profile and generate greater levels of free cash flow over time.

Our survey platform is inherently viral, as existing users send surveys and share survey results that introduce potential new users and customers to our products. This virality, combined with the ease-of-use and price-disruptive nature of our products and the strength of our brand, has enabled us to build an efficient, online self-serve channel for selling versions our survey products. Additionally, our user base includes individuals and teams within organizations who are using our software to collect feedback for business use cases related to their employees, current customers, and potential new customers and markets. Thus, our self-serve channel also serves as a renewable source of prospective customers for our sales team to introduce SurveyMonkey Enterprise and our newer Customer Experience and Market Research enterprise product categories. We believe this installed base of organization-based customers represents a significant opportunity to drive new business and expand existing relationships with enterprises, which we believe can increase our revenue growth and customer retention rates over time.

Self-Serve Initiatives

Our initiatives to drive continued product-led growth through our self-serve channel include:

•
Optimization of traffic to our website through search engine optimization, search engine marketing and other paid digital marketing programs, and marketing on the end page of surveys deployed;
•
Continued account verification to reduce unauthorized account sharing;
•
Further changes in self-serve product tiers to convert more users of our free “Basic” survey plan into paid subscription plans;
•
Deeper and additional product integrations with popular third-party business applications like Microsoft Teams and Zoom Video Communications to drive increased usage of our survey platform, which helps drive more self-serve product usage and subscriptions and identifies potential customers and SurveyMonkey Enterprise prospects; and
•
Continued scaling of our multi-user SurveyMonkey teams products that enables small groups to collaborate on survey creation and analysis and provides an upsell opportunity for SurveyMonkey Enterprise.

Enterprise Growth Initiatives

Our enterprise, or sales-assisted growth strategy starts with our brand recognition, our existing user base within organizations, and use of our technology to identify opportunities to convert active users to paying users, upsell organizations to SurveyMonkey Enterprise and cross-sell our Customer Experience and Market Research solutions. Our goal is to increase our total number of enterprise customers and expand our business with existing enterprise customers over time. As we execute on this strategy, we expect to accelerate our revenue growth rate and increase both monetization and retention within organizations over time.

•
Our enterprise growth strategy includes:
o
Mining the Base: Analyzing our self-serve customer base to identify and market to prospective purchasers of SurveyMonkey Enterprise and our Customer Experience and Market Research enterprise product categories;
o
Expanding Relationships with Existing Organizational Customers: Once we win business in one functional area of an organization (e.g. human resources), we seek to expand our relationship with other parts of the customer’s organization through up-selling more of the enterprise product category already purchased by the customer and/or cross-selling our other enterprise product categories, depending on the needs of the customer;
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
Product Innovation: We continue to add new features to SurveyMonkey Enterprise, Customer Experience and Market Research products; and

o
Partnerships/Integrations: We plan to increasingly leverage our 100+ existing integrations with platforms offered by Microsoft, Salesforce, ServiceNow, HubSpot, Zendesk, and others to power insights within an enterprise customer’s existing systems of record and drive greater adoption of our enterprise product categories.

Other Growth Initiatives

•
Expanding our business in key international markets: For the years ended December 31, 2021, 2020, and 2019, we generated 36%, 35% and 35% of our revenue from customers outside of the United States, respectively, and we see significant opportunity for growth internationally. We are investing in marketing our self-serve products and increasing awareness of our brand, developing a more localized product experience and expanding our international data center presence to improve user experience and website speed, and to provide locally hosted data. We are expanding our international workforce in Dublin, Ireland; Ottawa, Canada; and Amsterdam, the Netherlands across all of our business functions.
•
Selectively pursuing acquisitions: We believe our large user base, extensive data set, integration capabilities and products provide opportunities for us to drive value-added growth through opportunistic acquisitions in key areas such as product, market and geographic expansion.

Our Technology Infrastructure and Operations

Our products are centered on innovation in the following areas:

Scalable Data Collection: Data can be collected via iOS and Android mobile apps, web browsers, personalized emails and social media or collaboration platforms such as Facebook Messenger and Slack. In addition, data collection can be programmatically embedded and customized to sit within a customer’s website or mobile app and pop-up invitations. Additionally, we offer access via SurveyMonkey Anywhere, our offline data collection mode and via QR codes.

Data Storage and Analysis: Our architecture allows us to collect data in multiple geographic locales. Our systems are hosted in U.S. and European regions within Amazon Web Services. In addition, we enable certain accounts to store their SurveyMonkey data in other geographic regions hosted by Amazon Web Services.

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

Sales, Marketing, and Customer Success

We believe our SurveyMonkey brand is globally synonymous with collecting feedback. We benefit from the virality of our platform, where survey creators increase our exposure organically among the respondents to their surveys, and every person who takes a survey is a potential future customer. In addition, our marketing function supports our sales effort targeted at organizations currently using our survey platform as well as prospective new customers seeking enterprise-grade solutions across our three product categories.

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

In our enterprise sales channel, we are building a direct, inside sales team focused on new sales and cross-sales of our SaaS offerings into small, midsize, and large enterprises. To help us engage more deeply with enterprise sales customers, we rebranded ourselves as “Momentive” in June 2021 and changed our legal name from “SVMK Inc.” to “Momentive Global Inc.”

Our customer success initiatives include an online knowledge base and help center, localized in 16 languages, as well as phone-based, email-based, and dedicated customer support that correspond to the product tier customers have purchased across our product categories.

Competition

Competitors in the various product categories we offer include Qualtrics, Alchemer (formerly SurveyGizmo), Typeform, Google and Microsoft in Surveys; Medallia, InMoment and Salesforce surveys in Customer Experience; and Nielsen, Kantar and YouGov in Market Research. We also compete with offline methods of feedback collection, such as pen-and-paper surveys and telephone surveys. We believe that the principal competitive factors in our markets include the following:

•
ease of use and deployment of applications;
•
quality and timeliness of data and insight generation;
•
product features, quality and functionality;
•
volume of data for benchmarking, data science models and artificial intelligence and machine learning applications;
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

Some of our competitors may have significantly greater financial, marketing and product development resources, larger sales and marketing budgets and resources, broader distribution or established relationships, or lower labor and research and development costs than we have. Our competitors may devote greater resources and time on developing and testing products and solutions, undertake more extensive marketing campaigns, adopt more aggressive pricing policies or otherwise develop more commercially successful products and solutions than we do.

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

As of December 31, 2021, we had seven issued patents and two pending patent applications in the United States. These patents and patent applications seek to protect our proprietary inventions relevant to our business.

Environmental, Social and Governance

Human Capital Resources

At Momentive, we are on a mission to Power the Curious. Our employee value proposition is to be: A Place Where the Curious Come to Grow and our values guide us every day. Our goal is to create an environment where everyone—no matter their background—can succeed, feel a sense of belonging, and learn from one another. We believe our team around the world delivers value to our customers and drives our business outcomes, and as such, we make significant investments to attract, retain, grow and develop our employees. As of December 31, 2021, we had about 1,600 employees worldwide, of whom about 600 were based outside of the United States. We are a rapidly growing company and have continued to invest in our workforce, as 37% of our employees have been with us for less than one year and 16% have been with us for more than one year but less than two years as of December 31, 2021.

Momentive’s workforce development strategies are developed and managed by our Chief People & Places Officer, who reports to the CEO. The Compensation Committee of the Board of Directors has oversight with respect to company-wide organization and talent assessment, employee recruitment, engagement and retention, leadership development, management depth and strength assessment, workplace environment and culture, employee health and safety, and pay equity.

Culture and Values

Our team is collaborative, inclusive, and driven to make a positive impact that extends far beyond our office doors. Our core values are Stay Curious, Innovate for Customers, Make it Happen, Trust the Team and Stand for Equality. Our core values help shape our business decisions, define our culture, and inspire our growth. Through our choices, words, and actions, we strive to live our values each and every day. Our value of Stay Curious means curiosity is our superpower, and we embrace a growth mindset; we take risks and we learn from outcomes. Our value of Innovate for Customers means we grow alongside our customers, and to deliver value to them, we understand, we act – and we keep at it. Our value of Make it Happen means our customers, colleagues, and community inspires us to compete, win and give back, and we focus, we act with integrity and we own the results. Our value of Trust the Team means we succeed as one global team, we are accountable to one another, value opinions and communicate with clarity and kindness, and we prioritize health and support one another. Our value of Stand for Equality means we champion diversity and welcome individuality, and together, we create an equitable workplace where each person can truly belong and do their best work.

Diversity, Equity and Inclusion

We believe that diversity, equity, and inclusion (“DEI”) improve employee experience, help us understand and serve our customers better, and make us a stronger business. With the strong support of our CEO and leadership, and true passion from our employees, we strive to be an industry leader, create an inspiring culture and have a positive impact in the communities where we live and work. In fiscal 2021, we hired our first Chief Diversity & Social Impact Officer (“CDSIO”) to lead a dedicated and specialized team in our DEI efforts. We report our DEI initiatives quarterly to our board of directors and relevant committees of our board of directors.

We track our DEI goals rigorously, and our strategy is operationalized through the following elements:

•
Goals and transparency: We take a data-driven approach to DEI, because you can’t change what you don’t measure. We have set short- and long-term goals for increasing the representation of women and racially and ethnically diverse employees (which we define as Black/African-American, Latino/Hispanic, American Indian/Native Alaskan, Native Hawaiian/Other Pacific Islander, and two or more races) in our workforce. We began sharing our diversity goals externally in 2019;
•
Center of Excellence: We have a cross-functional team led by the CDSIO with expertise in enterprise leadership, strategy, human resources and communications all focused on driving a more diverse and inclusive workplace;
•
Employee Resource Groups: Eight employee resource groups bring together team members from all backgrounds and experience and aid in building community across the globe; they empower caregivers, the LGBTQ+ community, the neurodivergent, women and women engineers, and our Black, LatinX and Asian employees; together, they drive awareness, create career development opportunities and serve as a vital resource for our business;

•
Diversity, Inclusion, and Impact groups: We have dedicated diversity, inclusion, and impact groups ("DIIGs") in various offices that drive locally relevant events, programming, and training to foster an inclusive work environment in their office and the local community;
•
Engagement: We biannually survey our team to understand their sense of belonging and what changes are needed;
•
Talent acquisition: We have a diversity sourcing team to help build a pipeline of diverse candidates and invest in programs to support our diversity strategy and initiatives;
•
Accountability: Our board of directors and executives review our progress towards our goals and workforce diversity initiatives at least quarterly.

As of December 31, 2021:

•
Women constituted 50% of our board of directors, 44% of our total employees, 45% of our leadership roles (director and above roles), and 28% of our technology roles (engineering, product, design, research and analytics, and IT roles); and
•
Our racially and ethnically diverse employees (employees who have self-identified as Black/African-American, Latino/Hispanic, American Indian/Native Alaskan, Native Hawaiian/Other Pacific Islander, and two or more races) represent 20% of our U.S. and Canada employees, 11% of our U.S. and Canada leadership (director and above roles), and 15% of our U.S. and Canada technology roles (engineering, product, design, research and analytics, and IT roles).

Total Rewards

Our compensation programs are designed to reward and recognize the contributions of employees in support of our mission and strategic goals. We strive to offer competitive total rewards which include: salary, short-term incentives, long-term incentives, benefits, and perks to our team around the globe. Benefits and perks include high-quality medical, dental and vision plans, commuter benefits, financial coaching, legal counsel, retirement plans with company matching, paid time-off, paid parental leave and family support, and global mental health resources.

Learning and Development

We foster a culture where our employees can learn and grow—from our Goldie Speaker Series with leaders and thinkers from around the world, to online learning opportunities, mentoring programs, manager trainings and career conversations with leaders at the company. We have a culture of continuous feedback, and in lieu of the traditional year end performance reviews, our employees have quarterly GIG (growth, impact and goals) conversations with their managers, which are employee-led meetings held at the start of each quarter to reflect on the growth and impact made in the last quarter and to set goals for the upcoming quarter.

Health and Safety

In response to the COVID-19 pandemic, we focused our health and safety efforts on protecting our employees. We swiftly implemented changes, such as having our employees work from home and pausing business travel, that we determined were in the best interest of our employees and the communities in which we operate, and which are aligned with guidance from the relevant authorities and in compliance with government regulations. Additionally, we have announced our intention to transition to a hybrid work environment in which a significant portion of our workforce will work either in-person on a part-time basis or remotely on a permanent basis.

Employee Engagement

We hold bi-weekly Town Hall meetings to provide our employees updates and insights on the state of our business, to provide a forum for employees to ask questions and engage with executive leadership at the company, and to recognize colleagues and celebrate wins across the company. We also conduct biannual engagement surveys which allow our employees to provide confidential feedback on our culture, employee happiness, company strategy and trust in executive management as well as their direct leaders. We use these survey results to drive our engagement initiatives.

Labor Relations

Our employees in the Netherlands are represented by a works council and none of our other employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are in good standing, as indicated by the results of our internal survey on employee engagement.

Corporate Social Impact

Through our corporate social impact program, Momentive Together, we act on our convictions to spark meaningful change. Momentive Together is how we put our values into action through philanthropic and community minded commitments. At its heart is our belief that together we can drive real progress for equity, sustainability and social justice – to help improve the world we currently live in and shape a better future for everyone.

Our efforts are centered around three pillars that we believe are imperative for a better world:

•
Educational Equity: Tech companies like ours need to invest in future leaders. All students deserve access to educational programs and resources that will empower them to learn and grow. We pledge to expand opportunities for low-income and underserved early education and secondary students by supporting programs that provide high-value, equitable education.
•
Reshaping the Workforce: Marginalized communities need meaningful access to employment pipelines, mentorship, and career development opportunities. We want to help dismantle and reimagine inequitable systems, while ensuring that everyone has what they need to succeed.
•
Environmental Responsibility: We believe it’s up to us to minimize our organizational and individual impact on the environment. From our real estate and supply chain to our travel decisions, we’re committed to monitoring our greenhouse gas emissions and reducing our carbon footprint.

Corporate Information

Momentive Global Inc., formerly SVMK Inc., was incorporated in October 2011 as a Delaware corporation and is the successor to operations originally begun in 1999. In June 2021, SVMK Inc. was rebranded as "Momentive' and its legal name was changed to Momentive Global Inc. As a result, its common stock began trading under the ticker symbol “MNTV” instead of “SVMK” on The Nasdaq Global Select Market. While the Company’s name has changed, it continues to use the “SurveyMonkey” and “GetFeedback” brands among its portfolio of products. Our principal executive offices are located at One Curiosity Way, San Mateo, California 94403, and our telephone number is (650) 543-8400. Our website address is www.momentive.ai.

Momentive, the Momentive logo, MNTV, SurveyMonkey, the SurveyMonkey logo, the Goldie logo, SVMK and our other registered or common law trademarks, service marks or trade names appearing in this prospectus are the property of Momentive Inc., our wholly-owned subsidiary. NPS is a registered trademark of Bain & Company, Inc., Fred Reichheld and Satmetrix Systems, Inc., and other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the U.S. Securities and Exchange Commission, or the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge at investor.momentive.ai/financial-information/sec-filings when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

We periodically provide other material information for investors on our corporate website, www.momentive.ai, the investor relations page on our corporate website, investor.momentive.ai, press releases, public conference calls and public webcasts. We use these channels, as well as social media, to communicate with investors and the public about us, our offerings and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in us to review the information we post on the U.S. social media channels listed on the investor relations page on our website. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website. The information contained on the websites referenced in this Annual Report on Form

10-K is not incorporated by reference into this filing. Further, our references to website URLs in this Annual Report on Form 10-K are intended to be inactive textual references only.

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
•
litigation has arisen, and more could arise, in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business;
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
•
any failure or perceived failure by us to comply with our privacy or data protection policies or legal obligations to customers, respondents, users or other third parties, or any compromise of security that results in the unauthorized disclosure, transfer or use of personal or other information, may result in governmental enforcement actions, litigation or public statements critical of us by consumer advocacy groups, competitors, the media or others and could cause our users to lose trust in our offerings; and
•
our inability to adequately protect our intellectual property from third party infringement, or claims that we are infringing on a third party’s intellectual property rights, may result in competitive harm, the expenditure of significant time and resources enforcing our rights or defending against such claims, or restrictions on our sale of products or services.

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

Consummation of the Merger is contingent upon the satisfaction of a number of conditions, some of which are beyond our and Zendesk's control, including, among others:

•
the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of Momentive Shares;
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

The registration statement on Form S-4 filed with the SEC by Zendesk was declared effective by the SEC on January 7, 2022. The waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on December 13, 2021.

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

Litigation has arisen, and more could arise, in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business.

As of the date of this Annual Report on Form 10-K, seven complaints have been filed by purported Momentive stockholders, and two complaints have been filed by purported Zendesk stockholders, each of which seeks to enjoin the Merger and other relief. The complaints assert claims against certain defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in the joint proxy statement/prospectus and against certain defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. Zendesk and Momentive believe the allegations in the complaints are without merit. See “Legal Matters” under “Commitments and Contingencies” in Note 11 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Regardless of the outcome of any litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may materially adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, and other business partners, or otherwise materially harm our operations and financial performance.

The ability to complete the Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or the combined company or could cause either party to abandon the Merger.

Completion of the Merger is conditioned upon, among other things, the expiration or termination of the required waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (which waiting period expired on December 13, 2021) and the receipt of all other required pre-closing approvals, consents or clearances under antitrust laws of certain specified jurisdictions or in connection with certain telecommunications laws. The relevant regulatory agencies may condition their approval of the Merger on Zendesk’s or our agreement to various requirements, limitations, or costs, or require divestitures or place restrictions on the conduct of the combined company’s business following the Merger. If we and Zendesk agree to these requirements, limitations, costs, divestitures, or restrictions, the ability to realize the anticipated benefits of the Merger may be impaired. We cannot provide any assurance that we or Zendesk will obtain the necessary approvals or that any of the requirements, limitations, costs, divestitures, or restrictions to which we might agree will not have a material adverse effect on the combined company following the Merger. In addition, these requirements, limitations, costs, divestitures, or restrictions may result in the delay or abandonment of the Merger.

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

For more information related to the Merger, including risk factors related to the merger and the combined company following the merger, please see the definitive proxy statement filed by Momentive on January 7, 2022 and first mailed to Momentive stockholders on January 10, 2022.

Risks Related to Our Business and Operations

Our business depends on our ability to retain, upsell and cross-sell customers, and any decline in renewals, upsells or cross-sells could adversely affect our business, results of operations and financial condition.

Our business depends upon our ability to maintain and expand our relationships with our users. Customers can choose between monthly or annual subscriptions, and customers are not obligated to and may not renew their paid subscriptions after their existing plans expire. As a result, we cannot assure you that customers will renew their paid plans utilizing the same tier of our products and solutions or upgrade to our premium products or solutions. Renewals of paid plans may decline or fluctuate because of several factors, such as dissatisfaction with our products, solutions or support, a user no longer having a need for our products or reducing IT spending, such as in response to the COVID-19 pandemic, or the perception that competitive products are better or less expensive options. As our customer base continues to grow, even if our customer retention rates remain the same on a percentage basis, the absolute number of customers we lose each month will increase. We must continually add new customers to replace customers whose accounts are closed and to grow our business beyond our current user base, which may involve significantly higher marketing expenses than we currently anticipate.

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

Additionally, many of our users initially register to use our free basic survey product. We strive to demonstrate the value of our products to our registered users, thereby encouraging them to convert to paying users through end-of-survey marketing. As of December 31, 2021, we had over 17 million active users, of which approximately 888,700 were paying users. The actual number of unique users may be lower than we report as one person could count as multiple, active users or paying users. For example, if an individual paying user also had a designated seat in a SurveyMonkey Enterprise deployment, we would count that person as two paying users. As a result, we may have fewer unique users that we may be able to convert, upsell or cross-sell. Our inability to determine the number of our unique users is a limitation in the data that we measure and may adversely affect our understanding of certain aspects of our business and make it more challenging to manage our business. Most of our active users never convert to a paying user, and if we are unable to convert free users to paying users, our business, results of operations and financial condition could suffer.

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

We have developed a strong and trusted brand of “SurveyMonkey” that we believe has contributed significantly to the success of our business. In June 2021, we rebranded and changed our name from SVMK Inc. to Momentive Global Inc. We may not be able to maintain or benefit from name recognition or status under the “Momentive” brand as we did using the “SurveyMonkey” brand, as investors may not understand or appreciate our rebranding efforts. We believe that enhancing and maintaining awareness of all of our brands, including “Momentive” and “SurveyMonkey”, in a cost-effective manner is critical to our goal of achieving widespread acceptance of our existing and future products, attracting new customers and attracting and retaining top talent. Furthermore, we receive a high degree of media coverage around the world, and we believe that the importance of brand recognition will increase as competition in our industry increases. Successful promotion of our brands will depend largely on the effectiveness of our marketing and media partnership efforts and the effectiveness and affordability of our products for our target customer demographic. Such brand promotion activities may not yield increased revenue and, even if they do, any revenue increases may not offset the expenses we incur to promote our brand. Unfavorable publicity regarding, for example, our privacy or data protection practices, terms of service, service quality, the launch of “Momentive” as our parent brand, litigation, regulatory activity or the perception of inaccurate poll data from properly or improperly drafted surveys by third parties using our survey platform, the actions of our partners and customers or the actions of other companies that provide similar products and solutions to ours, could adversely affect our reputation, brand, the size and engagement of our user base and our ability to attract and retain users. If we fail to promote and maintain our brands successfully, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may lose our existing customers to our competitors or be unable to attract new customers or employees, which could harm our business, results of operations and financial condition.

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

While a growing portion of our revenue in recent periods has been derived from our sales efforts, we are investing in building and developing a larger and more robust salesforce, particularly internationally where our brand is less well-known, but we may not be as successful as we anticipate. Our limited experience selling directly to small, medium and large organizations through our salesforce may impede our future growth. Further, our ability to manage a larger direct salesforce is uncertain. Identifying and recruiting additional qualified sales personnel and training them requires significant time, expense and attention. In addition, many organizations undertake a significant evaluation and negotiation process, which can lengthen our sales cycle, and some organizations demand more specialized features on our survey platform. We may spend substantial time, effort and money on sales efforts without any assurance that our efforts will produce any sales. As a result, our sales efforts may lead to greater unpredictability in our business, results of operations and financial condition.

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
•
Medallia, InMoment and Salesforce Surveys in Customer Experience; and
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

There are relatively low barriers to entry into our business. As a result, we are likely to face additional and intense competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer products that provide significant performance, price, speed, creative or other advantages over those offered by us, and this could have an adverse effect on our business. We also operate in a highly fragmented market, and consolidation of our competitors or customers may also adversely affect our business. In addition, historically, our business has enjoyed relatively high margins and growth, which may attract new competition into our markets, including competition from companies employing alternate business models. Loss of existing or future market share to current or new competitors and increased price competition could substantially harm our business, results of operations and financial condition.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture and our business may be harmed.

We have worked to develop a strong culture around our team, which is built on four key pillars of celebrating curiosity, maintaining a diverse, collaborative and inclusive work environment, seeking to positively influence our industry and community, and delivering value to our customers. We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Preservation of our corporate culture is also made more difficult as the majority of our work force has been working from home in connection with restrictions placed upon businesses due to the COVID-19 pandemic. When we reopen our offices, subject to vaccination status, we will offer most of our employees the flexibility to determine the amount of time they work in our offices, which may present operational challenges and risks, including negative employee morale and productivity, low employee retention, and increased compliance and tax obligations in a number of jurisdictions. Our headcount growth may result in a change to our corporate culture, which could harm our business.

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

Our products collect, process, store, share, disclose and use customers’ and respondents’ information and communications, some of which may be private. We also work with third-party vendors to process credit card payments by our customers and are thus subject to payment card association operating rules, and rely on the availability and certain security measures of our third-party payment processors. We also process and retain sensitive information and other data relating to our business, such as employees’ personal information and our confidential information. We anticipate continuing to expend significant amounts in an effort to reduce the risk of security breaches and other security incidents. We are vulnerable to software bugs, computer viruses, break-ins, ransomware or phishing attacks, employee errors or malfeasance, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or confidential information. It is virtually impossible for us to entirely mitigate the risk of breaches of our survey platform or other security incidents affecting our products, internal systems, networks or data. In addition, the functionality of our products may be disrupted by third parties, including disgruntled employees, former employees or contractors. The security measures we use internally, and have integrated into our products, which are designed to detect unauthorized activity and prevent or minimize security breaches, may not function as expected or may not be sufficient to protect against certain attacks. Additionally, we may face delays in identifying or responding to security breaches or other security incidents. With the increase in personnel working remotely during the COVID-19 pandemic, we and our service providers are at increased risk for security breaches. We are taking steps to monitor and enhance the security of our platform, systems, IT infrastructure, networks, and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our platform or any systems, IT infrastructure, networks, or data upon which we rely. If we or any of our vendors experience or are believed to have experienced any compromises to security that result in site performance or availability problems, the complete shutdown of our websites or the actual or perceived loss or unauthorized disclosure or use of confidential information, such as credit card information, personal health information, trade secrets or other proprietary information, our users may be harmed or lose trust and confidence in us and choose to decrease the use of our products, which would cause us to suffer reputational and financial harm.

An increasing number of organizations, including large online and off-line merchants and businesses, other large Internet companies, financial institutions, and government institutions, have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. In addition, these incidents can originate on our vendors’ websites, which can then be leveraged to access our website, further preventing our ability to successfully identify and mitigate the attack. For example, in December 2021, the Apache Software Foundation publicly disclosed a remote code execution vulnerability in its Log4j2 product, an open-source component widely used in Java-based software applications to log and track error messages, that resulted in potential opportunities for unauthorized disclosure or use of personally identifiable or confidential information, installation of malware, or unauthorized control of the target's system. To date, we have not detected any successful exploit attempts on our systems, and this incident has not resulted in a material loss of revenue or the incurrence of material expenses. We are actively monitoring the situation and have established an inventory of all applications and systems running Log4j, and patched, upgraded, or configured them to prevent and detect any malicious activity related to the vulnerability. We are also working closely with third parties and vendors to ensure that they are addressing this vulnerability. We cannot assure you that all potential causes of the incident have been identified and remediated and we expect the risk of additional vulnerabilities and potential attacks to continue given the complexity and widespread nature of the incident. While we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to this incident.

In addition, we may be subject to regulatory investigations or litigation in connection with a security breach or related issues, and we could also be liable to third parties for these types of breaches. Such litigation, regulatory investigations and our technical activities intended to prevent future security breaches are likely to require additional management resources and expenditures. If our security measures fail to protect this information adequately or we fail to comply with other rules and regulations, such as the Health Insurance Portability and Accountability Act, the GDPR, California Consumer Privacy Act 2018 ("CCPA"), the EU-U.S. and Swiss-U.S. Privacy Shield Framework and Principles or applicable credit card association operating rules, we could be liable to both our users for their losses, as well as the vendors under our agreements with them, we could be subject to fines and higher transaction fees, we could face regulatory action, and our users and vendors could end their relationships with us, any of which could harm our business, results of operations and financial condition.

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

We have incurred substantial indebtedness, and as of December 31, 2021, our total aggregate indebtedness was approximately $212.9 million of principal outstanding. We also have, and will continue to have, significant lease obligations. As of December 31, 2021, our total aggregate obligations under our long-term leases was $98.9 million. Our payments on our outstanding indebtedness and lease obligations are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, including the global economic downturn as a result of the COVID-19 pandemic, since our cash flows would decrease but our required payments under our indebtedness and lease obligations would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit facilities and agreements governing our other indebtedness and lease obligations and may impact our ability to pay or refinance our indebtedness or lease obligations as they come due, which would adversely affect our business, results of operations and financial condition.

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

The scope and complexity of our business have also increased significantly. The growth and expansion of our business creates significant challenges for our management, operational and financial resources. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations. To effectively manage our growth, we must continue to improve our operational, financial and management processes and systems and to effectively expand, train and manage our employee base, and in the near term, do so remotely during the COVID-19 pandemic. When we reopen our offices, subject to vaccination status, we will offer most of our employees the flexibility to determine the amount of time they work in our offices, which may present operational challenges and risks, including negative employee morale and productivity, low employee retention, and increased compliance and tax obligations in a number of jurisdictions. As our organization continues to grow and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and solutions. This could negatively affect our business performance.

We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of December 31, 2021, 37% of our employees had been with us for less than one year and 16% for more than one year but less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other internet, software and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-compensating employees and the challenges of integrating a growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have expanded our operating and financing lease obligations and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, especially remotely, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be adversely affected.

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

We conduct our business around the world and a significant portion of our transactions outside of the United States are denominated in foreign currencies. As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates and any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our operating margins. Exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability and hinder our ability to predict our future results and earnings. For example, because we recognize revenue over time, exchange rate fluctuations at one point in time may have a negative impact in future quarters. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition. Additionally, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During the years ended December 31, 2021, 2020 and 2019, we did not have any material amount of derivative financial instruments.

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

Any failure or perceived failure by us to comply with our privacy or data protection policies, our privacy- or data protection-related obligations to customers, respondents, users or other third parties, our data disclosure and consent obligations or our privacy-, data protection- or security-related legal and regulatory obligations, or any compromise of security that results in the unauthorized disclosure, transfer or use of personal or other information, which may include personally identifiable information or other data, may result in governmental enforcement actions, litigation or public statements critical of us by consumer advocacy groups, competitors, the media or others and could cause our users to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, partners, vendors or developers, violate applicable laws, our policies or other privacy-, data protection- or security-related obligations, such violations may also put our users’ information at risk and could in turn have an adverse effect on our business. Governmental agencies may also request or take user or customer data for national security or informational purposes, and can also make data requests in connection with criminal or civil investigations or other matters, which could harm our reputation and our business or be in contravention of our contractual obligations. Additionally, our compliance with the laws of one jurisdiction may be in contravention to laws or regulations that we are subject to in other jurisdictions.

In addition, there has been increased uncertainty around the legality of various mechanisms for personal data transfers from the European Union to the United States, the United Kingdom, and other countries outside the European Union, which may have a significant impact on the transfer of data from the European Union to companies in the United States or other jurisdictions, including us. For example, we may have to require some of our vendors who process personal data to take on additional privacy, data protection and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. We may also have to substantially reorganize our infrastructure to meet local requirements regarding data storage, access and transfer which also has the potential to adversely impact our business and cause significant additional expense. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient or if our users and customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to orders to suspend our services, enforcement actions or investigations by the Federal Trade Commission, Attorney General of California or other states, individual EU Data Protection Authorities or lawsuits by private parties, use of our products could decline and our business could be negatively impacted. There is also uncertainty as to whether certain legal mechanisms for the lawful transfer of data from the European Union to the United States or other jurisdictions will withstand legal challenges, and such legal mechanisms may be modified or replaced. If the mechanisms on which we rely for the transfer of data are found to be invalid or are modified or replaced, our business would be substantially impacted, as key agreements may need to be renegotiated, customers may lose confidence in our ability to transfer data legally from the European Union to the United States or other jurisdictions and we may be subject to orders to suspend our services, enforcement actions or investigations by the Federal Trade Commission, Attorney General of California or other states, EU Data Protection Authorities or other regulatory authorities in other jurisdictions.

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

For example, the European Union has enacted the GDPR, which became effective in May 2018 and the State of California has enacted the CCPA which became effective on January 1, 2020. A new ballot initiative, the California Privacy Rights Act 2020 (“CPRA”), was also passed in November 2020 and becomes effective on January 1, 2023. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. Additionally, the current data protection legislation in the United Kingdom substantially mirrors the GDPR, but there is uncertainty with regard to how the United Kingdom data protection regime will evolve now that it has left the European Union. These laws require greater compliance efforts for companies with users or operations in the European Union, United Kingdom and/or California and provides for fines of: in the case of the GDPR, up to the greater of €20,000,000 or 4% of global annual revenue for noncompliance; or in the case of the CCPA, up to $2,500 per violation or $7,500 for each intentional violation, as well as a private right of action for certain failures to implement and maintain reasonable security measures.

In the United States, the federal government and many state governments have reviewed and are reviewing the need for greater regulation of the collection, processing, storage, sharing, disclosure, use and security of information concerning consumer behavior with respect to online services, including regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. This review may result in new laws or the promulgation of new regulations or guidelines. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from internet browsers, the ability to delete information of minors and new data breach notification requirements. California has also adopted privacy guidelines with respect to mobile applications and in 2018 enacted the CCPA. The CCPA requires covered companies to provide new disclosures to California consumers, and affords such consumers rights to access and delete personal information and new abilities to opt-out of certain sales of personal information, among other things. The CCPA became enforceable on July 1, 2020. Laws similar to the CCPA have also been proposed in other states, and some states, including Nevada, Virginia and Colorado, have implemented laws imposing obligations similar to the CCPA. Additionally, the CPRA, as currently drafted, would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. We cannot yet predict the full impact of the CCPA, CPRA, or other similar laws or regulations on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Additionally, we historically have participated in the EU-U.S. Privacy Shield and a related program, the Swiss-U.S. Privacy Shield, and made use of certain model clauses approved by the European Commission (the “SCCs”), with regard to certain transfers of personal data from the European Economic Area (“EEA”) to the United States. Both the EU-U.S. Privacy Shield Framework and SCCs have been subject to legal challenge, however, and on July 16, 2020, the Court of Justice of the European Union (“CJEU”) issued a decision that invalidated the EU-U.S. Privacy Shield and imposed additional obligations on companies when relying on the SCCs. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner also issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States. These decisions may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States or may result in those transfers being deemed unlawful. Additionally, the SCCs were updated in June 2021. We are analyzing the impacts of this decision and resulting recommendations from the European Data Protection Board as well as individual data protection authorities and the updated SCCs, and we may find it necessary or appropriate to take different or additional steps with respect to transfers of personal data, which may result in significant increased costs of compliance and limitations on our customers and us. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA or Switzerland. We may experience reluctance or refusal by current or prospective European customers to use our survey platform or other solutions, and we and our customers may face a risk of orders to suspend our services or enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person or gain any advantage. The FCPA, U.K. Bribery Act and similar applicable anti-bribery and anti-corruption laws also prohibit our third-party business partners, representatives and agents from engaging in corruption and bribery. We may be held liable for the acts of recently acquired companies, our third-party business partners, representatives and agents. To that end, in addition to our own salesforce, we leverage third parties to sell our products and conduct our business abroad. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, drop in stock price or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, results of operations and financial condition.

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

We have incurred net losses on an annual basis since our reincorporation. We incurred net losses of approximately $123.2 million, $91.6 million and $73.9 million during the years ended December 31, 2021, 2020 and 2019, respectively, and we had an accumulated deficit of approximately $617.5 million as of December 31, 2021. As we strive to grow our business, we expect expenses to increase in the near term, particularly as we continue to make investments to scale our business. For example, we are actively investing in our sales team, and we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. We also expect our research and development expenses to increase as we continue to hire employees for our engineering, product and design teams to support these efforts. In addition, we will incur additional general and administrative expenses to support both our growth as well as our operations as a publicly traded company. These investments may not result in increased revenue or growth in our business. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our survey platform, the entry of competitive survey platforms or other products or the success of existing competitive products and solutions. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business, results of operations and financial condition would be adversely affected.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had $349.8 million of federal and $208.0 million of state net operating loss carryforwards available to reduce future taxable income, which began to expire during 2020. As of December 31, 2021, we had federal research and development credits of $28.2 million which will begin to expire in 2032; state research and development credits of $23.0 million which will carryforward indefinitely; and foreign research and development credits of $2.0 million which will begin to expire in 2037. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Based on analysis performed, we have concluded that approximately $47.1 million of net operating loss carryforwards from companies we have previously acquired are subject to limitation under Section 382 of the Code. At this time, for our non-acquired net operating losses, we have not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since our formation. We may have experienced various ownership changes, as defined by the Code, as a result of past financing transactions (or other activities), and we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. Accordingly, our ability to utilize the aforementioned carryforwards may be limited.

General Risks

If internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, use and engagement by users could decline.

We depend in part on various internet search engines to direct a significant portion of our traffic to our websites. Similarly, we depend on providers of mobile application “store fronts” to allow users to locate and download our mobile applications that enable our product. Our ability to maintain the number of visitors directed to our websites and users of our survey platform is not entirely within our control. Our competitors’ search engine optimization (“SEO”) efforts may result in their websites receiving a higher search engine results page ranking than ours, or internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our new user growth or in ways that make it harder for our users to use our website, if we fail to successfully manage changes in SEO and social media traffic or if our competitors’ SEO efforts are more successful than ours, overall growth in our user base could slow, user engagement could decrease and we could lose existing users. These modifications may be prompted by search engine companies entering the online survey market or aligning with competitors. Additionally, our competitors may adopt search engine marketing tactics such as bidding on our terms in order to drive up our costs. This could make it more expensive to acquire new customers using our current marketing methods. Our websites have experienced fluctuations in search engine results page rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our websites would harm our business, results of operations and financial condition.

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

We believe it is important to maintain, protect and enhance our brands. Obtaining and maintaining effective intellectual property rights is expensive, including the costs of defending our rights. We are seeking to protect certain of our intellectual property rights through filing applications for copyrights, trademarks, service marks, patents and domain names in the United States and many locations outside of the United States, a process that is expensive and may not be successful in all jurisdictions. Even where we have such rights, they may later be found to be unenforceable or have a limited scope of enforceability. In addition, we may not seek to pursue such protection in every location. We have already and may, over time, increase our investment in protecting innovations through investments in patents and similar rights, and this process is expensive and time-consuming.

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

We are party to lawsuits filed in connection with the Merger, and more could be filed, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business.

We are party to lawsuits filed in connection with the Merger, and more may be filed. As of the date of this Annual Report on Form 10-K, seven complaints have been filed by purported Momentive stockholders, and two complaints have been filed by purported Zendesk stockholders, each of which seeks to enjoin the Merger and other relief. The complaints assert claims against certain defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in the joint proxy statement/prospectus and against certain defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. Zendesk and Momentive believe the allegations in the complaints are without merit. See “Legal Matters” under “Commitments and Contingencies” in Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Zendesk and Momentive will defend against the lawsuits filed, but might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the business, results of operation or financial position of Zendesk, Momentive or the combined company, including through the possible diversion of either company’s resources or distraction of key personnel.

Furthermore, one of the conditions to the completion of the Merger is that no injunction by any governmental body of competent jurisdiction will be in effect that prevents the consummation of the Merger. As such, if any of the plaintiffs are successful in obtaining an injunction preventing the consummation of the Merger, that injunction may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

The COVID-19 pandemic could harm our business and results of operations.

The COVID-19 pandemic continues to impact worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of the disease, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate, which could negatively impact our business. For example, we modified our business practices in response to the COVID-19 pandemic, including restricting business-related travel and instituting work-from-home policies. We continue to evaluate and refine our return to office strategy and real estate needs. Specifically, when we reopen our offices, we expect to resume operations under a hybrid model where most of our employees will have the flexibility to determine the amount of time they work from home and work in our offices, subject to vaccination status. Although many jurisdictions have relaxed their guidelines and restrictions, in some cases, these have been, or may in the future be, reinstated. Precautionary measures that have been adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles or create operational or other challenges, any of which could harm our business, results of operations and financial condition. For example, we have experienced an increase in attrition rates and impact to our sales cycle length, particularly among customers in segments and industries more severely impacted by the ongoing effects of the COVID-19 pandemic, such as travel and hospitality, and these conditions can affect the rate of IT spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts all of which could adversely affect our future sales and operating results. In addition, the severity and spread of new or existing variants of the virus and changes in infection rates may impact the health and productivity of our workforce and may disrupt the operations of our customers, partners and other third-party providers for an indefinite period of time, including as a result of travel restrictions and business shutdowns. It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

Our business could be disrupted by catastrophic events and man-made problems, such as power disruptions, data security breaches and terrorism.

Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, incident of mass violence or pandemics (including the COVID-19 pandemic), which could result in lengthy interruptions in the use of our products. In particular, our U.S. headquarters and certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the Internet or the economy as a whole. Even with the disaster recovery arrangements we've implemented, use of our products could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster, pandemic, or other event, our ability to deliver products and solutions to our users would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, results of operations, financial condition and reputation would be harmed.

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

We have acquired a number of companies in the past and may make additional acquisitions in the future to add employees, complementary companies, products, solutions, technologies or revenue. Future acquisitions could be material to our results of operations and financial condition. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition candidates and negotiations of these transactions can be difficult, time-consuming and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

Risks Related to Our Common Stock and Debt

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

If we are unable to comply with our payment requirements, our lenders may accelerate our obligations under our credit agreement and foreclose upon the collateral, or we may be forced to sell assets, restructure our indebtedness or seek additional equity capital, which would dilute our stockholders’ interests. If we fail to comply with any covenant or if we are subject to a change in control, it could result in an event of default under the agreement and the lenders (or any subsequent lender) could make the entire debt immediately due and payable. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. These events could cause us to cease operations.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Shares of our capital stock outstanding as of December 31, 2021 are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our insiders and subject to periodic “blackout” periods, or held by our “affiliates” as defined in Rule 144 under the Securities Act, any unvested restricted stock awards, and restricted stock issued in connection with the acquisition of Usabilla.

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

We have never declared nor paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business and service our debt, and we do not expect to declare or pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment, if any. Our ability to pay dividends is also subject to restrictions in our credit facilities as well as the restrictions on the ability of our subsidiaries to pay dividends or make distributions to us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters occupies approximately 199,000 square feet in San Mateo, California under our master lease agreement and multiple sublease agreements that expire at various times through December 2028. We also lease and sub-lease offices in Portland, Oregon; San Francisco, California; Ottawa, Canada; Dublin, Ireland; London, United Kingdom; Berlin, Germany; and Amsterdam, the Netherlands.

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

We are party to lawsuits filed in connection with the Merger, and more may be filed. As of the date of this Annual Report on Form 10-K, seven complaints have been filed by purported Momentive stockholders, and two complaints have been filed by purported Zendesk stockholders, each of which seeks to enjoin the Merger and other relief. The complaints assert claims against certain defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in the joint proxy statement/prospectus and against certain defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. Zendesk and Momentive believe the allegations in the complaints are without merit. See “Legal Matters” under “Commitments and Contingencies” in Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Zendesk and Momentive will defend against the lawsuits filed, but might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the business, results of operation or financial position of Zendesk, Momentive or the combined company, including through the possible diversion of either company’s resources or distraction of key personnel.

Furthermore, one of the conditions to the completion of the Merger is that no injunction by any governmental body of competent jurisdiction will be in effect that prevents the consummation of the Merger. As such, if any of the plaintiffs are successful in obtaining an injunction preventing the consummation of the Merger, that injunction may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Global Select Market under the symbol “MNTV”. Prior to our rebranding in June 2021, our common stock was traded on The Nasdaq Global Select Market under the ticker symbol “SVMK”.

Stockholders of Record

As of February 8, 2022, there were 112 stockholders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders.

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

The following stock performance graph compares total stockholder returns for Momentive Global Inc. relative to the S&P 500 Index and the S&P 500 Information Technology (“IT”) Index, assuming a $100 investment at market close on September 26, 2018, which was the initial trading day of our common stock and its reiterative performance is tracked through December 31, 2021. The stock performance shown in the graph below is not necessarily indicative of future price performance.

Company / Index	Base period 9/26/18	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Momentive Global Inc.	$100.00	$71.17	$103.65	$148.20	$122.68
S&P 500 Index	100.00	86.27	111.18	129.25	164.01
S&P 500 IT Index	100.00	83.12	123.05	174.99	233.35

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Forward-Looking Statements,”, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K.

Overview

We were founded under the name “SurveyMonkey” in 1999 and are a leader in an agile experience management, providing SaaS solutions that help businesses shape what’s next for their stakeholders. Our software enables our customers to collect, analyze, and act on feedback from their existing customers, prospective customers, and employees. More than 345,000 organizations rely on us to help deliver better customer and product experiences, increase employee engagement and retention, and unlock growth and innovation.

We are transforming from our roots as a provider of digital survey tools sold through the Internet to an enterprise SaaS company that leverages both product-led and sales-led go-to-market motions. To help us engage more deeply with enterprise sales customers, we rebranded ourselves as “Momentive” in June 2021, and changed our legal name from “SVMK Inc.” to “Momentive Global Inc.” While Momentive is our new corporate name, we continue to use the “SurveyMonkey” and “GetFeedback” product brands. We offer artificial intelligence powered solutions that help our customers reshape their businesses across five major categories of use cases: 1) Market Insights; 2) Brand Insights; 3) Customer Experience; 4) Employee Experience; and 5) Product Experience. We deliver these solutions through three major product categories—Surveys (SurveyMonkey), Customer Experience (GetFeedback CX), and Market Research (Momentive).

We are executing on a two-part growth strategy. First, we are delivering new features and product tiers that capitalize on the virality of our platform and the scale of business to drive overall platform usage and increase the conversion of free users to paid subscribers in our self-serve channel. Second, we are investing further in product innovation and go-to-market initiatives to expand the percentage of our revenue generated through our enterprise sales channel. Specifically, our enterprise sales motion focuses on converting existing self-serve subscribers to enterprise sales customers, selling directly to new customers, and expanding our relationships with existing customers. As we execute on this strategy and sell more of our products into enterprises directly, we believe we can accelerate our revenue growth profile and increase our customer retention rates over time. We believe our existing user base represents a significant opportunity to expand our business and increase our revenue. In 2021, approximately 32% of our total revenue was generated from customers who purchased software through our enterprise sales force, up from 29% in 2020.

Our survey platform is inherently viral, as existing users send surveys and share survey results that introduce potential new users and customers to our products. This virality, combined with the ease-of-use and price-disruptive nature of our products and the strength of our brands, has enabled us to build an efficient, online self-serve channel for selling versions of our survey products, which we are enhancing with our enterprise sales motion. We have a broad and diverse customer base and no customer represented more than 10% of our revenue in any of the periods presented.

We operate as a single operating segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews our operating results on a consolidated basis in order to make decisions about allocating resources and assessing performance for the entire company. Our CODM uses one measure of profitability and does not segment our business for internal reporting.

Proposed Merger with Zendesk

On October 28, 2021, we entered into the Merger Agreement with Zendesk and Milky Way Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Zendesk (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will merge with and into us (the “Merger”), with our company surviving the merger as a wholly owned subsidiary of Zendesk. Our board of directors and the board of directors of Zendesk each have approved the Merger Agreement and the Merger.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), the Momentive Shares (subject to certain exceptions set forth in the Merger Agreement) will be converted in the Merger into the right to receive 0.225 (the “Exchange Ratio”) of Zendesk Shares, with a cash payment for any fractional shares resulting from the calculation. The Merger is intended to qualify as a reorganization for U.S. federal income tax purposes.

The completion of the Merger is subject to customary closing conditions, including the approval of each of our stockholders and the Zendesk stockholders. For further information on the Merger and the Merger Agreement, see Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, as well as the definitive proxy statement filed by us on January 7, 2022 and first mailed to our stockholders on January 10, 2022.

Impact of COVID-19

The ongoing COVID-19 pandemic continues to impact the United States and the world. As a result, we have modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, transitioning our employee onboarding and training processes to remote or online programs, and canceling certain events and meetings, among other modifications. We continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, and stockholders. The effects of these operational modifications are unknown and may not be realized until further reporting periods. We continue to evaluate and refine our return to office strategy and real estate needs. Specifically, when we reopen our offices, we will offer most of our employees the flexibility to determine the amount of time they work in our offices, subject to vaccination status.

Although many jurisdictions have relaxed their guidelines and restrictions, in some cases, these have been, or may in the future be, reinstated. The full impact of the rapidly changing market and economic conditions due to the COVID-19 pandemic is uncertain as the businesses of our customers and partners have been, and in some cases continue to be, disrupted. We have experienced a more challenging enterprise sales environment, longer sales cycles, and an increase in attrition rates, particularly among customers in segments and industries more severely impacted by the ongoing effects of the COVID-19 pandemic, such as travel and hospitality. In addition, some of our existing and potential customers are financially constrained in their ability to purchase our products, which we expect may negatively impact our ability to collect payments, acquire new customers, or renew subscriptions with or sell additional subscriptions to our existing customers. We expect such impacts on our revenue and costs to continue through the duration of this crisis and our business, consolidated results of operations, and financial condition could also be impacted. While we have not experienced significant disruptions from the COVID-19 pandemic thus far, we are unable to accurately predict the full impact that the COVID-19 pandemic will have due to numerous uncertainties, including the severity and spread of new or existing variants of the virus between regions, changes in infection and vaccination rates in each region, the duration of the pandemic globally and regionally, additional actions that may be taken by governmental authorities, the impact to the businesses of our customers and partners, individuals’ and companies’ risk tolerance regarding health matters going forward, and other factors identified in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain, and the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, even after the COVID-19 pandemic has subsided. We are continuously evaluating the nature and extent of the impact to our business, including our reopening plans, consolidated results of operations, and financial condition.

Our Products

Our products address business use cases across five major categories: 1) Market Insights; 2) Brand Insights; 3) Customer Experience; 4) Employee Experience; and 5) Product Experience.

We generate revenue either on a subscription or transactional basis, depending on the product. We offer three experience management product categories—Surveys, Customer Experience, and Market Research.

•
Surveys: Our leading survey software products, branded under SurveyMonkey, enable our customers to listen and take action on stakeholder feedback. We have designed products that optimize the quality of stakeholder feedback and maximize response rates to help our customers improve customer experiences, develop a diverse and high performing workforce, and grow their business. We offer our basic survey plan to individuals at no charge. We also offer multiple tiers of subscriptions to individual paying users, with pricing based on functionality, including advanced survey logic; branding and customization tools; analysis features; and support options. We offer SurveyMonkey team plans for small teams and departments that need to collaborate on survey projects. In addition to the features available in paid plans for individuals, SurveyMonkey team plans provide advanced collaboration features for survey creation and analysis, centralized team administration, and a team library for survey themes, templates, and brand assets. Team plans start at three users per team, billed annually on a subscription basis, and include flexible roles and pricing for survey creators and analysts. For organizations, we offer SurveyMonkey Enterprise, which extends our survey platform with enterprise-grade security and an enhanced set of capabilities (including managed user accounts, customized company branding, collaboration capabilities, and deep integrations with a broad set of leading software applications) that enable users to support multiple, advanced feedback use cases across the organization. Revenue from Surveys is generated primarily on a subscription basis.
•
Customer Experience: Our Customer Experience offering, the GetFeedback CX platform (“GetFeedback CX”), enables companies to leverage in-the-moment customer feedback to deliver exceptional experiences that engage and retain their customers. GetFeedback CX simplifies customer feedback collection and analysis through its integration with customer relationship management (“CRM”) data to help companies better understand key customer segments, and its accessibility within the systems companies already use to help them take action quickly in service of their customers. GetFeedback CX captures a company’s customer feedback from across key digital channels and within offline or proprietary business systems, combines this feedback with operational customer data to build a deeper understanding of their customers and their preferences, and automates feedback-based actions through integrations with that company’s existing system of record and other key business systems. We differentiate our Customer Experience offering in the market based on our software’s ease-of-implementation and use, time-to-value relative to alternative solutions, and rich integration across the Salesforce ecosystem. Our Customer Experience offering is sold through our enterprise sales team. Revenue from Customer Experience is generated primarily on a subscription basis.
•
Market Research: Our Market Research solutions bear the Momentive brand and are the underlying software products powering the Momentive Market Insights, Brand Insights, and Product Experience categories of solutions. Our market research offerings enable customers to quickly collect and analyze actionable insights from a targeted audience on a number of market research needs, including analyzing market opportunities, measuring brand and campaign effectiveness, and gaining insights on existing and future product lines. Our Market Research solutions are sold through our enterprise sales team. Revenue from Market Research is generated primarily on a transactional basis, with our customers having the option to preload Market Research Credits that can be used to pay for projects, solutions, and services throughout a 12-month term.
•
Professional Services: For customers who need assistance with implementing and optimizing the use of our products, we offer the following categories of professional services, including:
o
Survey: survey design, programming, language translation, and results analysis;
o
Customer Experience: customer journey mapping, customer experience key metrics, measurement and planning, return-on-investment (“ROI”) impact of CSAT and NPS programs, analytics and customer experience related workshops; and
o
Market Research: program methodology consulting, survey programming and language translation, brand tracking program development and execution, product concept testing, due diligence analysis, and custom reporting and analytics.

Revenue from professional services engagements is generated primarily on a transactional basis.

•
Other Purpose-Built Solutions: In addition to our three major product categories, we offer other products such as:
o
Customer Advocacy: TechValidate is our marketing content automation solution. TechValidate collects customer feedback at scale, automatically converting it into validated marketing content, including statistics, charts, testimonials, and case studies;

o
Grant Application Management: SurveyMonkey Apply is our application management solution that is primarily used by educational institutions and non-profits seeking to allocate scholarships and grants; and
o
Forms: Wufoo is our easy-to-use form builder that helps users create web and mobile forms, collect file uploads and receive online payments.

We offer certain tiers of our Survey and Market Research product categories on a self-serve basis through our website, and we offer a suite of enterprise-grade experience management solutions from all three primary product categories through our direct sales force.

As of December 31, 2021 and 2020, we had over 17 million and 20 million active users, respectively. As of December 31, 2021 and 2020, we had approximately 888,700 and 820,300 paying users, respectively, which we define as an individual customer of our survey platform or form-based application, a seat within a SurveyMonkey Enterprise deployment or a subscription to one of our purpose-built solutions. Of our paying users as of December 31, 2021 and 2020, we had approximately 11,900 and 8,200 customers, respectively, who purchased our software through our enterprise sales channel. Our average revenue per paying user (“ARPU”) was $519 and $487 for the years ended December 31, 2021 and 2020, respectively. We calculate ARPU as revenue during a given period divided by the average number of paying users during that period. We calculate the average number of paying users by adding the number of paying users as of the end of the prior period to the number of paying users as of the end of the current period, and then dividing by two. For interim periods, we use annualized revenue which is calculated by dividing the revenue for the period by the number of days in that period and multiplying this value by 365 days.

As of December 31, 2021, over 90% of our trailing 12-month bookings were from organizational domain-based customers, which are customers who register with us using an email account with an organizational domain name, such as @momentive.ai, but excludes customers with email addresses hosted on widely used domains such as @gmail, @outlook or @yahoo. As of December 31, 2021, our dollar-based net retention rate for organizational domain-based customers was over 100%. We calculate bookings as the sum of the monthly and annual contract values for contracts sold during a period for our monthly and annual customers, respectively. We calculate organizational dollar-based net retention rate as of a period end by starting with the trailing 12 months of bookings from the cohort of all domain-based customers as of the 12 months prior to such period end (“Prior Period Bookings”). We then calculate the trailing 12 months of bookings from these same customers as of the current period end (“Current Period Bookings”). Current Period Bookings includes any upsells and is net of contraction or attrition, but excludes bookings from new domain-based customers in the current period. We then divide the total Current Period Bookings by the total Prior Period Bookings to arrive at the organizational dollar-based net retention rate.

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

Remaining Performance Obligation

	As of December 31,
(in thousands)	2021	2020	2019
Remaining performance obligations (“RPO”)	$228,207	$187,910	$160,709

We define RPO as the amount of consideration allocated to unsatisfied performance obligations related to non-cancelable contracts, which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods, as of the end of the reporting period. For subscription products, we provide customers with the option of monthly, annual or multi-year contractual terms. In general, our customers elect annual contractual terms and we generally invoice 1 year in advance. Our contracts are generally non-cancelable and without refund rights. Billed contractual amounts are reported as deferred revenue in our consolidated financial statements. Unbilled contractual amounts are part of RPO and are not included in our consolidated financial statements.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by operating activities:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by operating activities	$57,767	$55,630	$54,652
Purchases of property and equipment	(735)	(782)	(2,450)
Capitalized internal-use software	(8,443)	(9,220)	(12,034)
Free cash flow	$48,589	$45,628	$40,168

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

Comparison of the Year Ended December 31, 2021, 2020 and 2019

	Year Ended December 31,
(in thousands)	2021	% of Revenue	2020	% of Revenue	2019	% of Revenue
Revenue	$443,786	100%	$375,610	100%	$307,421	100%
Cost of revenue(1)(2)	86,421	19%	83,917	22%	76,524	25%
Gross profit	357,365	81%	291,693	78%	230,897	75%
Operating expenses:
Research and development(1)	139,262	31%	112,989	30%	90,545	29%
Sales and marketing (1)(2)	224,008	50%	172,376	46%	123,573	40%
General and administrative(1)	106,667	24%	87,909	23%	83,288	27%
Restructuring	—	—	—	—	(66)	—
Total operating expenses	469,937	106%	373,274	99%	297,340	97%
Loss from operations	(112,572)	(25)%	(81,581)	(22)%	(66,443)	(22)%
Interest expense	9,261	2%	10,257	3%	14,157	5%
Other non-operating (income) expense, net	934	—	(1,436)	—	(3,962)	(1)%
Loss before income taxes	(122,767)	(28)%	(90,402)	(24)%	(76,638)	(25)%
Provision for (benefit from) income taxes	482	—	1,179	—	(2,779)	(1)%
Net loss	$(123,249)	(28)%	$(91,581)	(24)%	$(73,859)	(24)%

(1) Includes stock-based compensation, net of amounts capitalized as follows:

	Year Ended December 31,
(in thousands)	2021	% of Revenue	2020	% of Revenue	2019	% of Revenue
Cost of revenue	$5,862	1%	$4,450	1%	$3,658	1%
Research and development	40,821	9%	30,693	8%	21,159	7%
Sales and marketing	23,585	5%	19,707	5%	11,950	4%
General and administrative	28,296	6%	24,317	6%	23,478	8%
Stock-based compensation, net of amounts capitalized	$98,564	22%	$79,167	21%	$60,245	20%

(2) Includes amortization of acquisition intangible assets as follows:

	Year Ended December 31,
(in thousands)	2021	% of Revenue	2020	% of Revenue	2019	% of Revenue
Cost of revenue	$5,868	1%	$7,495	2%	$5,365	2%
Sales and marketing	4,274	1%	5,107	1%	3,630	1%
Amortization of acquisition intangible assets	$10,142	2%	$12,602	3%	$8,995	3%

Revenue and cost of revenue

	Year Ended December 31,
(dollars in thousands)	2021	$ Change	% Change	2020	$ Change	% Change	2019
Revenue	$443,786	$68,176	18%	$375,610	$68,189	22%	$307,421
Cost of revenue	86,421	2,504	3%	83,917	7,393	10%	76,524
Gross profit	$357,365	$65,672	23%	$291,693	$60,796	26%	230,897
Gross margin	81%			78%			75%

Revenue increased for the year ended December 31, 2021 compared to the year ended December 31, 2020. Paying users increased 8% from approximately 820,300 as of December 31, 2020 to approximately 888,700 as of December

31, 2021 and ARPU increased 7% from $487 for the year ended December 31, 2020 to $519 for the year ended December 31, 2021.

Revenue growth was driven by an increase of $33.4 million, or 12%, in our self-serve channel, as well as an increase of $34.8 million, or 32%, in our enterprise sales channel, driven by a combination of demand arising from use cases related to the COVID-19 pandemic as well as ongoing refinement of our pricing and packaging that has driven an increase in customers upgrading to paid plans. Enterprise sales accounted for 32% and 29% of revenue for the years ended December 31, 2021 and 2020, respectively.

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

Cost of revenue increased for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to a $3.8 million increase in personnel related costs due to headcount growth, a $1.7 million increase in external sample costs and charity donations associated with our SurveyMonkey Audience and a $1.6 million increase in website hosting costs and payment processing fees, all due to increased sales, partially offset by a $2.3 million decrease in capitalized software amortization and a $1.6 million decrease in amortization of intangible assets related to our prior acquisitions.

Cost of revenue increased for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a $4.3 million increase in website hosting costs and payment processing fees, a $2.3 million increase in external sample costs and charitable donations associated with our SurveyMonkey Audience, all due to increased sales, and a $2.1 million increase in amortization of intangible assets due to our prior acquisitions, partially offset by a $1.4 million decrease in capitalized software amortization.

Our gross margin increased for the years ended December 31, 2021 and 2020 relative to the respective prior year period primarily due to the increases in revenue.

Research and development

	Year Ended December 31,
(dollars in thousands)	2021	$ Change	% Change	2020	$ Change	% Change	2019
Research and development	$139,262	$26,273	23%	$112,989	$22,444	25%	$90,545

Research and development expenses increased for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to a $23.3 million increase in personnel related costs due to headcount growth. In addition, there were increases in professional services and IT costs.

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

Sales and marketing

	Year Ended December 31,
(dollars in thousands)	2021	$ Change	% Change	2020	$ Change	% Change	2019
Sales and marketing	$224,008	$51,632	30%	$172,376	$48,803	39%	$123,573

Sales and marketing expenses increased for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to a $25.7 million increase in personnel-related costs due to headcount growth, an increase of $23.4 million in costs related to brand campaigns and paid marketing.

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

General and administrative

	Year Ended December 31,
(dollars in thousands)	2021	$ Change	% Change	2020	$ Change	% Change	2019
General and administrative	$106,667	$18,758	21%	$87,909	$4,621	6%	$83,288

General and administrative expenses increased for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to a $9.3 million increase in personnel related costs, a $5.0 million increase in office expense, a $2.5 million increase in outside legal, accounting and other professional fees, and a $2.2 million increase in IT costs.

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

Interest expense

	Year Ended December 31,
(dollars in thousands)	2021	$ Change	% Change	2020	$ Change	% Change	2019
Interest expense	$9,261	$(996)	(10)%	$10,257	$(3,900)	(28)%	$14,157

Interest expense decreased for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to lower interest rates and lower average debt balances from our repayment of principal. For additional information regarding our credit facilities, see Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Interest expense decreased for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to lower interest rates and lower average debt balances from our repayment of principal. For additional information regarding our credit facilities, see Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Other non-operating (income) expense, net

	Year Ended December 31,
(dollars in thousands)	2021	$ Change	% Change	2020	$ Change	% Change	2019
Other non-operating (income) expense, net	$934	$2,370	(165)%	$(1,436)	$2,526	(64)%	$(3,962)

Other non-operating expense, net for the year ended December 31, 2021 increased compared to the year ended December 31, 2020 (where the amounts resulted in other non-operating income), primarily due to a $1.0 million gain on sale of a private company investment in the prior year and fluctuations in foreign currency exchange rates.

Other non-operating income, net for the year ended December 31, 2020 decreased compared to the year ended December 31, 2019 primarily due to a decrease in interest income of $2.2 million resulting from lower interest rates.

Provision for (benefit from) income taxes

	Year Ended December 31,
(dollars in thousands)	2021	$ Change	% Change	2020	$ Change	% Change	2019
Provision for (benefit from) income taxes	$482	$(697)	(59)%	$1,179	$3,958	(142)%	$(2,779)
Effective tax rate	*			(1)%			4%

* less than 1%

The provision for income taxes decreased for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to larger tax benefits related to increased tax research credits and taxes incurred in connection with a taxable sale of intangible assets in the prior year.

The provision for income taxes increased for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to taxes incurred in connection with a taxable sale of intangible assets and the partial release of the valuation allowance in 2019 as a result of our prior acquisitions.

Liquidity and Capital Resources

As of December 31, 2021 and 2020, our principal sources of liquidity were cash and cash equivalents totaling $305.5 million and $224.4 million, respectively, all of which were bank deposits as well as cash to be received from customers and cash available under our credit facilities.

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

A significant majority of our customers pay in advance for annual subscriptions, which is a substantial source of cash. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which we recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2021 and 2020, we had deferred revenue of $201.8 million and $170.6 million, respectively, a substantial majority of which we expect to record as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Under the terms of the Merger Agreement, we have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time of the Merger or the valid termination of the Merger Agreement pursuant to its terms. Outside of certain limited exceptions, we may not take or agree to take certain actions without Zendesk’s consent, including: acquiring businesses, entering into certain specified contracts, making capital expenditures in excess of those as set forth in a capital budget provided to Zendesk in connection with the execution of the Merger Agreement or in excess of certain specified amounts, issuing additional capital stock or securities convertible into capital stock, or incurring additional indebtedness. We do not believe these restrictions will prevent us from meeting our ongoing operating expenses, working capital needs, or capital expenditure requirements.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by operating activities	$57,767	$55,630	$54,652
Net cash used in investing activities	(9,008)	(8,907)	(128,086)
Net cash provided by financing activities	33,206	46,669	50,822
Effects of exchange rate changes on cash	(458)	(461)	(76)
Net increase (decrease) in cash, cash equivalents and restricted cash	$81,507	$92,931	$(22,688)

Cash Flows from Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions to our products. Our primary uses of cash in operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. Historically, we have generated positive cash flows from operating activities. Net cash provided by operating activities is impacted by our net loss adjusted for certain non-cash items, including depreciation and amortization expenses, stock-based compensation, non-cash lease expense, bad debt expense and deferred income taxes, as well as the effect of changes in operating assets and liabilities.

During the year ended December 31, 2021, cash provided by operating activities was $57.8 million, primarily due to our net loss of $123.2 million, adjusted for non-cash charges of $157.3 million and net cash inflows of $23.7 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense, bad debt expense and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by an $31.2 million increase in deferred revenue, a $17.5 million increase in accounts payable and accrued liabilities, and a $14.0 million increase in accrued compensation, partially offset by cash used for prepaid expenses and other assets of $14.2 million and operating lease liabilities of $15.0 million, and an increase in accounts receivable of $9.8 million.

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

Net cash used in investing activities during the year ended December 31, 2021 of $9.0 million was primarily attributable to cash used for the development of internal-use software of $8.4 million that is capitalized and purchases of property and equipment of $0.7 million, partially offset by proceeds from the sale of property and equipment of $0.2 million.

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

Cash Flows from Financing Activities

Cash provided by financing activities during the year ended December 31, 2021 of $33.2 million was primarily attributable to proceeds from the exercise of stock options of $27.9 million and shares purchased under our employee stock purchase plan of $7.5 million, partially offset by the principal payments on our credit facilities of $2.2 million.

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

Contractual Obligations

Our principal commitments consist of obligations under our credit facilities and leases for office space. As of December 31, 2021, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Credit facilities(1)	$212,850	$2,200	$2,200	$2,200	$206,250	$—	$—
Interest payments on credit facilities(1)	30,897	8,298	8,211	8,148	6,240	—	—
Operating leases(2)	98,941	14,989	14,345	13,769	13,534	13,940	28,364
Purchase commitments(3)	36,709	18,166	14,222	4,321	—	—	—
Total contractual obligations	$379,397	$43,653	$38,978	$28,438	$226,024	$13,940	$28,364

(1)
Represents the principal balances and related interest payments to be paid in connection with our 2018 Credit Facility. Interest payments on our 2018 Credit Facility are based upon the applicable interest rates as of December 31, 2021 and are subject to change in future periods. For additional information regarding our credit facilities, see Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
(2)
Primarily consists of future non-cancelable minimum rental payments under operating leases for our corporate headquarters and our other facilities. The amounts above exclude expected sublease payments to be received of approximately $2.6 million. For additional information regarding our operating lease obligations, see Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
(3)
Primarily consists of open non-cancellable purchase orders for data center hosting services and the procurement of goods and services in the ordinary course of business.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP. In the preparation of these consolidated financial statements, we are required to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. To the extent that there are material differences between these judgements, estimates and actual results, our financial condition or results of operations would be affected. We base our judgements and estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting judgements and estimates of this type as critical accounting policies and estimates, which we discuss below.

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

For subscription products, we provide customers the option of monthly, annual or multi-year contractual terms. In general, our customers elect contractual terms of one year or less. Subscription revenue is recognized on a straight-line basis over the related subscription term beginning on the date we provide access. Access to our subscription product is an obligation representing a series of distinct services (and which comprise a single performance obligation) that we provide to our end customer over the contractual term. We recognize our subscription revenue on a straight-line basis because the customer benefits from access to our products throughout the contractual term.

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

We estimate the fair values of restricted stock units and restricted stock awards based on the fair value of our common stock on the grant date. We estimate the fair values of our stock options and shares issuable under the ESPP using the Black-Scholes-Merton option-pricing model.

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

Determining if an impairment triggering event has occurred (which may include, but is not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows) requires significant management judgement. We did not recognize any impairment of goodwill or intangible assets during each of the years ended December 31, 2021, 2020 and 2019.

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

From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. To date, we have not entered into any material derivative financial instruments. During the years ended December 31, 2021, 2020 and 2019, we did not have any material amount of derivative financial instruments. A hypothetical 10% change in foreign currency exchange rates for the years ended December 31, 2021, 2020 and 2019 applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

As of December 31, 2021 and 2020, we had cash and cash equivalents of $305.5 million and $224.4 million, respectively, which consisted primarily of bank deposits. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. For the year ended December 31, 2021, a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements.

As of December 31, 2021 and 2020, we had borrowings under our credit facilities comprising $212.9 million and $215.1 million aggregate principal value, respectively. Loans under the credit facilities accrue interest based upon, at our option, either at an ABR or a Eurocurrency rate, in each case plus an applicable margin, which exposes us to interest rate risk. Additionally, in March 2021, relevant regulators confirmed that the publication of the one-week and two-month U.S. dollar London Interbank Offered Rate (“LIBOR”) would cease after December 31, 2021, and all remaining U.S. dollar LIBOR tenors would cease after June 30, 2023. Our credit facilities provide that we may borrow at LIBOR or LIBOR-successor benchmark-based rates of interest that vary depending on our credit ratings and prevailing market conventions. The planned phase out of LIBOR as a benchmark may also result in an increase on our future interest obligations. As of December 31, 2021 and 2020, a 100 basis point increase in the ABR would result in an increase in interest payments on our debt of $0.1 million and $0.1 million, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Momentive Global Inc. (formerly known as SVMK Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Momentive Global Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2022 expressed an unqualified opinion thereon.

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

February 14, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Momentive Global Inc. (formerly known as SVMK Inc.)

Opinion on Internal Control Over Financial Reporting

We have audited Momentive Global Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Momentive Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Momentive Global Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 14, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

San Francisco, California

February 14, 2022

MOMENTIVE GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$305,525	$224,390
Accounts receivable, net of allowance of $894 and $519	32,489	24,177
Deferred commissions, current	7,945	5,429
Prepaid expenses and other current assets	11,363	10,520
Total current assets	357,322	264,516
Property and equipment, net	5,442	18,924
Operating lease right-of-use assets	52,232	56,986
Capitalized internal-use software, net	28,158	29,462
Acquisition intangible assets, net	10,773	21,207
Goodwill	463,736	468,764
Deferred commissions, non-current	13,200	10,018
Other assets	9,061	7,940
Total assets	$939,924	$877,817
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,204	$3,348
Accrued expenses and other current liabilities	30,725	15,198
Accrued compensation	45,873	32,149
Deferred revenue, current	200,658	169,872
Operating lease liabilities, current	9,587	8,318
Debt, current	1,900	1,900
Total current liabilities	295,947	230,785
Deferred revenue, non-current	1,165	760
Deferred tax liabilities	5,701	5,153
Debt, non-current	209,816	211,716
Operating lease liabilities, non-current	66,938	74,487
Other non-current liabilities	5,883	8,560
Total liabilities	585,450	531,461
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.00001 par value; 100,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.00001 par value; 800,000 shares authorized; 150,398 and 143,820 shares issued and outstanding)	2	1
Additional paid-in capital	971,604	835,444
Accumulated other comprehensive income	414	5,208
Accumulated deficit	(617,546)	(494,297)
Total stockholders’ equity	354,474	346,356
Total liabilities and stockholders’ equity	$939,924	$877,817

See accompanying Notes to Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Revenue	$443,786	$375,610	$307,421
Cost of revenue(1)(2)(3)	86,421	83,917	76,524
Gross profit	357,365	291,693	230,897
Operating expenses:
Research and development(1)(3)	139,262	112,989	90,545
Sales and marketing (1)(2)(3)	224,008	172,376	123,573
General and administrative(1)(3)	106,667	87,909	83,288
Restructuring	—	—	(66)
Total operating expenses	469,937	373,274	297,340
Loss from operations	(112,572)	(81,581)	(66,443)
Interest expense	9,261	10,257	14,157
Other non-operating (income) expense, net	934	(1,436)	(3,962)
Loss before income taxes	(122,767)	(90,402)	(76,638)
Provision for (benefit from) income taxes	482	1,179	(2,779)
Net loss	$(123,249)	$(91,581)	$(73,859)
Net loss per share, basic and diluted	$(0.84)	$(0.65)	$(0.56)
Weighted-average shares used in computing basic and diluted net loss per share	147,045	139,887	131,568

(1) Includes stock-based compensation, net of amounts capitalized as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cost of revenue	$5,862	$4,450	$3,658
Research and development	40,821	30,693	21,159
Sales and marketing	23,585	19,707	11,950
General and administrative	28,296	24,317	23,478
Stock-based compensation, net of amounts capitalized	$98,564	$79,167	$60,245

(2) Includes amortization of acquisition intangible assets as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cost of revenue	$5,868	$7,495	$5,365
Sales and marketing	4,274	5,107	3,630
Amortization of acquisition intangible assets	$10,142	$12,602	$8,995

(3) Includes transaction expenses associated with the proposed merger with Zendesk. See Note 1 for additional information.

See accompanying Notes to Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net loss	$(123,249)	$(91,581)	$(73,859)
Other comprehensive loss:
Foreign currency translation gains (losses)(1)	(4,794)	5,652	(157)
Total other comprehensive income (loss)(1)	(4,794)	5,652	(157)
Total comprehensive loss	$(128,043)	$(85,929)	$(74,016)

(1) Net of tax effect which was not material.

See accompanying Notes to Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2018	125,818	$1	$551,937	$(287)	$(332,268)	$219,383
Cumulative-effect adjustment upon adoption of ASC 842	—	—	—	—	3,411	3,411
Common stock issued upon vesting of restricted stock units	3,661	—	—	—	—	—
Common stock issued upon stock option exercise	3,733	—	47,678	—	—	47,678
Common stock issued in connection with acquisitions	2,320	—	36,204	—	—	36,204
Common stock issued under employee stock purchase plan	506	—	5,344	—	—	5,344
Stock-based compensation expense	—	—	63,748	—	—	63,748
Comprehensive loss	—	—	—	(157)	—	(157)
Other	16	—	232	—	—	232
Net loss	—	—	—	—	(73,859)	(73,859)
December 31, 2019	136,054	$1	$705,143	$(444)	$(402,716)	$301,984
Common stock issued upon vesting of restricted stock units	4,115	—	—	—	—	—
Common stock issued upon stock option exercise	3,088	—	42,172	—	—	42,172
Common stock issued under employee stock purchase plan	563	—	6,719	—	—	6,719
Stock-based compensation expense	—	—	81,410	—	—	81,410
Comprehensive income	—	—	—	5,652	—	5,652
Net loss	—	—	—	—	(91,581)	(91,581)
December 31, 2020	143,820	$1	$835,444	$5,208	$(494,297)	$346,356
Common stock issued upon vesting of restricted stock units	3,841	—	—	—	—	—
Common stock issued upon stock option exercise	2,003	1	27,930	—	—	27,931
Issuance of restricted stock awards	329	—	—	—	—	—
Cancellation of restricted stock awards	(65)	—	—	—	—	—
Common stock issued under employee stock purchase plan	470	—	7,453	—	—	7,453
Stock-based compensation expense	—	—	100,777	—	—	100,777
Comprehensive loss	—	—	—	(4,794)	—	(4,794)
Net loss	—	—	—	—	(123,249)	(123,249)
December 31, 2021	150,398	$2	$971,604	$414	$(617,546)	$354,474

See accompanying Notes to Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net loss	$(123,249)	$(91,581)	$(73,859)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,857	47,822	45,133
Non-cash leases expense	13,057	13,092	12,537
Stock-based compensation expense, net of amounts capitalized	98,564	79,167	60,245
Deferred income taxes	(331)	814	(3,676)
Bad debt expense	1,248	1,352	432
Gain on sale of a private company investment	—	(1,001)	(1,001)
Other	1,882	1,588	(157)
Changes in assets and liabilities:
Accounts receivable	(9,817)	(7,643)	(7,671)
Prepaid expenses and other assets	(14,231)	(12,106)	(5,172)
Accounts payable and accrued liabilities	17,453	1,148	8,318
Accrued compensation	14,044	7,865	2,232
Deferred revenue	31,249	29,742	31,181
Operating lease liabilities	(14,959)	(14,629)	(13,890)
Net cash provided by operating activities	57,767	55,630	54,652
Cash flows from investing activities
Acquisitions, net of cash acquired	—	—	(114,603)
Purchases of property and equipment	(735)	(782)	(2,450)
Capitalized internal-use software	(8,443)	(9,220)	(12,034)
Proceeds from sale of a private company investment and other	170	1,095	1,001
Net cash used in investing activities	(9,008)	(8,907)	(128,086)
Cash flows from financing activities
Proceeds from stock option exercises	27,953	42,150	47,678
Proceeds from employee stock purchase plan	7,453	6,719	5,344
Repayment of debt	(2,200)	(2,200)	(2,200)
Net cash provided by financing activities	33,206	46,669	50,822
Effect of exchange rate changes on cash	(458)	(461)	(76)
Net increase (decrease) in cash, cash equivalents and restricted cash	81,507	92,931	(22,688)
Cash, cash equivalents and restricted cash at beginning of period	224,614	131,683	154,371
Cash, cash equivalents and restricted cash at end of period	$306,121	$224,614	$131,683
Supplemental cash flow data:
Interest paid for term debt	$8,620	$9,590	$13,502
Income taxes paid	$996	$583	$756
Non-cash investing and financing transactions:
Fair value of common stock issued as acquisitions consideration	$—	$—	$36,204
Stock compensation included in capitalized software costs	$2,213	$2,243	$3,503
Lease liabilities arising from obtaining right-of-use assets, net	$2,676	$—	$7,937
Derecognized financing obligation related to building due to adoption of ASC 842	$—	$—	$92,009
Derecognized building due to adoption of ASC 842	$—	$—	$71,781

See accompanying Notes to Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview and Basis of Presentation

Business

Momentive Global Inc. (the “Company”), formerly SVMK Inc., is an agile experience management company providing SaaS solutions that help businesses shape what’s next for their stakeholders. The Company's solutions enable customers to collect, analyze, and act on feedback from their existing customers, prospective customers, and employees. The Company offers artificial intelligence powered solutions across five major categories of use cases: 1) Market Insights; 2) Brand Insights; 3) Customer Experience; 4) Employee Experience; and 5) Product Experience, and delivers these solutions across three major product categories—Surveys (SurveyMonkey), Customer Experience (GetFeedback), and Market Research (Momentive). The Company was incorporated in 2011 as SVMK Inc., a Delaware corporation, and is the successor to operations originally started in 1999. In June 2021, SVMK Inc. was rebranded and changed its legal name to Momentive Global Inc. As a result, its common stock began trading under the ticker symbol “MNTV” instead of “SVMK” on The Nasdaq Global Select Market. While the Company’s name has changed, it continues to use the “SurveyMonkey” and “GetFeedback” product brands. The Company’s headquarters are located in the United States and its international operations are primarily based in Ireland, Canada and the Netherlands.

Proposed Merger with Zendesk

On October 28, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Zendesk, Inc. (“Zendesk”) and Milky Way Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Zendesk (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the merger as a wholly owned subsidiary of Zendesk. The Company’s board of directors and the board of directors of Zendesk have each approved the Merger Agreement and the Merger.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of the Company’s common stock (“Momentive Shares”) (subject to certain exceptions set forth in the Merger Agreement) will be converted in the Merger into the right to receive 0.225 (the “Exchange Ratio”) of a share of common stock, par value $0.01 per share, of Zendesk (“Zendesk Shares”), with a cash payment for any fractional shares resulting from the calculation. The Merger is intended to qualify as a “reorganization” for U.S. federal income tax purposes.

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

Each of Zendesk and the Company may terminate the Merger Agreement under certain specified circumstances, including but not limited to, (i) if the Merger is not consummated by 11:59 p.m. (California time) on July 28, 2022, or (ii) if the required approval of Zendesk’s or the Company’s stockholders is not obtained. In addition, Zendesk may terminate the Merger Agreement if the Company’s board of directors changes its recommendation to the Company’s stockholders to vote in favor of the adoption of the Merger Agreement, and the Company may terminate the Merger Agreement if Zendesk’s board of directors changes its recommendation to Zendesk stockholders to vote to approve the Zendesk Share Issuance. In certain circumstances in connection with the termination of the Merger Agreement, Zendesk or the Company may be required to pay the other a termination fee of $150.0 million.

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2021.

Other than transaction expenses associated with the proposed merger of $12.8 million (of which, $0.3 million is included in cost of revenue, $1.3 million is included in research and development, $1.2 million is included in sales and marketing, and $10.0 million is included in general and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2021), the terms of the Merger Agreement did not impact the Company's consolidated financial statements.

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

Related Party Transactions

Certain members of the Company’s board of directors serve as board members, are executive officers of and/or (in some cases) are investors in companies that are customers and/or vendors of the Company. The Company incurred related party expenses of $3.5 million, $4.3 million and $2.2 million during the years ended December 31, 2021, 2020 and 2019, respectively.

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

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cost of Revenue

Cost of revenue associated with the delivery of the Company’s online platform to its users generally consists of infrastructure costs, personnel costs and other related costs. Infrastructure costs generally include expenses related to website hosting costs, amortization of capitalized software, credit card processing fees, charity donations and external sample costs. Personnel costs include salaries and bonuses, stock-based compensation expense, other employee benefits and travel-related expenses for employees whose primary responsibilities relate to supporting the Company’s infrastructure and delivering user support. Other related costs include amortization of acquired developed technology intangible assets and allocated overhead.

Deferred Commissions

Certain commissions earned by the Company’s salesforce are considered to be incremental and recoverable costs of obtaining a contract with a customer. Such costs are deferred and amortized on a straight-line basis over their estimated period of benefit which is generally estimated as four years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortization of deferred commissions, which is included in the sales and marketing expense line within the consolidated statements of operations, was $6.9 million, $4.2 million and $2.7 million during the years ended December 31, 2021, 2020 and 2019 respectively. There was no impairment loss in relation to the deferred commissions for any period presented.

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

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company records an allowance for credit losses based upon its assessment of various factors including the Company’s a) historical experience (including historical bad debt expense trends), the age of a customers’ accounts receivable balance, and a customers’ credit quality, b) expected losses over the remaining estimated contractual life of the receivable and c) other reasonable and supportable factors pertaining to a customers’ ability to pay (including consideration of current economic conditions). Amounts deemed uncollectible and expected credit losses are recorded to the allowance for doubtful accounts with an offsetting charge in the consolidated statements of operations. The Company evaluated its allowance for credit losses using its consolidated gross accounts receivable balance as a single portfolio segment. Bad debt expense recognized in the consolidated statements of operations was $1.2 million, $1.4 million and $0.4 million during the years ended December 31, 2021, 2020 and 2019, respectively. Write-off of uncollectible accounts receivable was $0.9 million, $1.0 million and $0.4 million during the

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

years ended December 31, 2021, 2020 and 2019, respectively, and was recorded against the allowance for doubtful accounts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in banks, primarily in checking accounts and such amounts may at times exceed the federally insured limits. Cash equivalents consist of short-term money market funds (for which the Company had none in any of the periods presented), which are managed by reputable financial institutions. As of December 31, 2021, $271.9 million of the Company’s cash and cash equivalents are held in one financial institution. For purposes of its customer concentration disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. No single customer accounted for more than 10% of revenue during each of the years ended December 31, 2021, 2020 and 2019. No customers accounted for more than 10% of accounts receivable, net as of December 31, 2021 and 2020, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets with finite lives include property and equipment, operating lease assets, capitalized internal-use software and acquisition intangible assets. Long-lived assets are depreciated or amortized over their estimated useful lives which are as follows:

Computer equipment	2 to 5 years
Furniture, fixtures, and other assets	5 years
Leasehold improvements	Shorter of remaining lease term or 5 years
Purchased software	3 years
Capitalized internal-use software	3 years
Acquisition intangible assets: customer relationships	3 to 7 years
Acquisition intangible assets: trade name	5 years
Acquisition intangible assets: developed technology	3 years

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of depreciable or amortizable long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows do not exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. During the year ended December 31, 2021, the Company impaired $0.5 million of operating lease right-of-use asset which was included in general and administrative in the consolidated statement of operations. See Note 10 for additional information regarding the Company's impairment of its operating lease right-of-use asset. The Company did not recognize any impairment of long-lived assets during the years ended December 31, 2020 and 2019. The Company believes that the carrying values of long-lived assets as of December 31, 2021 are recoverable.

Goodwill is not amortized but rather tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the carrying value of goodwill exceeds the implied fair value of the Company. The Company did not recognize any impairment of goodwill during each of the years ended December 31, 2021, 2020 and 2019.

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

Private Company Investment

The Company accounts for one private company investment, without readily determinable fair value, under the cost method. This investment, for which the Company is not able to exercise significant influence over the investee, is measured and accounted for using an alternative measurement basis of a) the security’s carrying value at cost, b) less any impairment and c) plus or minus any qualifying observable price changes. Observable price changes or impairments recognized on the Company’s private company investment would be classified as a Level 3 financial instrument within the fair value hierarchy based on the nature of the fair value inputs. The Company classifies the private company investment as an other asset on the consolidated balance sheets as this investment does not have a stated contractual maturity date. Any adjustments to the carrying value are recognized in other non-operating (income) expense, net in the consolidated statements of operations. As of December 31, 2021 and 2020, respectively, the carrying value of the Company’s private company investment at cost was $3.6 million. There were no impairments or observable price changes for the Company’s private company investment during the years ended December 31, 2021, 2020 and 2019, respectively.

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Leases

At contract inception, the Company performs an evaluation to determine if it is conveyed the right to control the use of identified property, plant or equipment. To the extent such rights of control are conveyed, the Company further makes an assessment as to the applicable lease classification. The Company leases facilities and equipment, which are generally accounted for as operating leases (as further described in Note 10).

Operating Leases

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

Subleases

The Company additionally has entered into subleases for unoccupied leased office space. To the extent there were losses associated with the sublease, they were recognized in the period the sublease was executed. Gains are

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized over the sublease term. Any sublease payments received in excess of the straight-line rent payments for the sublease are recorded in other non-operating (income) expense. The Company’s sublease agreements do not contain any variable payments, material residual value guarantees or material restrictive covenants.

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

Liability for Sabbatical Leave

The Company provides an employee sabbatical leave program accounted for in accordance with ASC 710, Compensated Absences. As of December 31, 2021, the accrued balance was $6.5 million ($3.1 million included in accrued compensation and $3.4 million in other non-current liabilities). As of December 31, 2020, the accrued balance was $5.5 million ($2.3 million included in accrued compensation and $3.2 million in other non-current liabilities).

Advertising and Promotion Costs

Expenses related to advertising, marketing and promotion of the Company’s product offerings are expensed as incurred. These costs mainly consist of search engine marketing related costs. The Company incurred $68.5 million, $44.6 million and $30.3 million during the years ended December 31, 2021, 2020 and 2019, respectively, which are included in sales and marketing expenses in the consolidated statements of operations.

Other Non-Operating (Income) Expense

Other non-operating (income) expense, net consists primarily of interest income, net foreign currency exchange (gains) losses, gain on sale of private company investments, net realized gains and losses related to investments, and other. The components of other non-operating (income) expense recognized in the consolidated financial statements is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Interest Income	$(556)	$(780)	$(3,030)
Foreign currency (gains) losses, net	1,077	225	399
Gain on sale of a private company investment	—	(1,001)	(1,001)
Other (income) expense, net	413	120	(330)
Other non-operating (income) expense, net	$934	$(1,436)	$(3,962)

In January 2017, the Company sold a private company investment. The Company was entitled to receive contingent consideration to be received over three years following the close of the transaction, subject to the private company meeting certain employee retention and financial targets. Subsequent earn-out amounts collected were recorded as a gain when cash was received. In each of the years ended December 31, 2020 and 2019, the Company received its installment share of the earn-out payments of $1.0 million, which was recognized as a gain on sale of a private company investment.

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3. Revenue and Deferred Revenue

Disaggregated revenue

Revenue by sales channel was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Self-serve revenue	$301,097	$267,703	$241,986
Enterprise revenue	142,689	107,907	65,435
Revenue	$443,786	$375,610	$307,421

Self-serve revenues are generated from products purchased independently through our website.

Enterprise revenues are generated from products sold to organizations through our sales team.

In addition, see Note 4 for information regarding the Company’s revenue by geographic area.

Deferred revenue

The Company recognized into revenue $167.1 million, $137.6 million and $101.1 million during the years ended December 31, 2021, 2020 and 2019, respectively, that was included in the deferred revenue balances at the beginning of each respective period.

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction price allocated to the remaining performance obligations

As of December 31, 2021, future estimated revenue related to non-cancelable performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period was $228.2 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

4. Geographical Information

Revenue by geography is generally based on the billing address of the customer. For purposes of its geographic revenue disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. The following table sets forth the percentage of revenue by geographic area:

	Year Ended December 31,
	2021	2020	2019
United States	64%	65%	65%
Rest of world	36%	35%	35%

No other country outside of the United States comprised 10% or greater of the Company’s revenue for each of the years ended December 31, 2021, 2020 and 2019.

As of December 31, 2021 and 2020, the following table summarizes the percentage of the Company’s long-lived assets by geographic area:

	Property and equipment, net		Operating lease ROU assets		Acquisition intangibles, net
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
United States	57%	79%	94%	92%	56%	46%
Canada	38%	18%	2%	2%	*	*
Ireland	1%	*	2%	3%	28%	21%
Netherlands	4%	3%	2%	3%	15%	32%
Rest of world	*	*	*	*	1%	1%

* less than 1%

5. Cash and Cash Equivalents

As of December 31, 2021 and 2020, the following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows:

(in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$305,525	$224,390
Restricted cash included in prepaid expenses and other current assets	271	224
Restricted cash included in other assets	325	—
Total cash, cash equivalents and restricted cash	$306,121	$224,614

Included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions of $1.1 million and $1.6 million as of December 31, 2021 and 2020, respectively.

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

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amounts of the Company’s financial instruments, which generally include cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the fair value of the Company’s debt was approximately $211.8 million and $214.5 million as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, respectively, the Company did not have any financial instruments accounted for pursuant to ASC 820, Fair Value Measurement.

7. Property and Equipment

As of December 31, 2021 and 2020, property and equipment consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Computer equipment	$8,017	$15,770
Leasehold improvements	54,500	54,079
Furniture, fixtures, and other assets	10,577	10,944
Gross property and equipment	73,094	80,793
Less: Accumulated depreciation	(67,652)	(61,869)
Property and equipment, net	$5,442	$18,924

Depreciation expense was $13.2 million, $16.2 million and $17.5 million, during the years ended December 31, 2021, 2020 and 2019, respectively.

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

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Balance Sheet Details

Acquisition intangible assets, net

As of December 31, 2021 and 2020, intangible assets, net consisted of the following:

	December 31, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$20,426	$(12,927)	$7,499	$23,804	$(12,448)	$11,356
Trade name	2,125	(1,094)	1,031	2,824	(1,285)	1,539
Developed technology	17,074	(14,831)	2,243	20,881	(12,569)	8,312
Acquisition intangible assets, net	$39,625	$(28,852)	$10,773	$47,509	$(26,302)	$21,207

Amortization expense was $10.1 million, $12.6 million and $9.0 million during the years ended December 31, 2021, 2020 and 2019, respectively.

The decrease in gross acquisition intangible assets is due to the removal of $6.7 million of fully amortized acquisition intangible assets during the fourth quarter of 2021.

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of December 31, 2019	$462,927
Foreign currency translation	5,837
Balance as of December 31, 2020	468,764
Foreign currency translation	(5,028)
Balance as of December 31, 2021	463,736

Capitalized internal-use software

As of December 31, 2021 and 2020, capitalized internal-use software consisted of the following:

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2021	December 31, 2020
Gross capitalized internal-use software	$51,395	$50,833
Less: Accumulated amortization	(23,237)	(21,371)
Capitalized internal-use software, net	$28,158	$29,462

Amortization expense related to capitalized internal-use software was $11.9 million, $14.2 million and $15.6 million during the years ended December 31, 2021, 2020 and 2019, respectively, and is included in cost of revenue in the consolidated statements of operations.

The decrease in gross capitalized internal-use software is due to the removal of $10.0 million of fully amortized capitalized internal-use software during the fourth quarter of 2021, offset by current year additions.

Future amortization expense

As of December 31, 2021, future amortization expense by year is expected to be as follows:

(in thousands)	Capitalized internal-use software, net	Acquisition intangible assets, net
2022	$8,561	$5,011
2023	3,180	1,908
2024	649	1,665
2025	—	1,389
2026	—	800
Total amortization expense	$12,390	$10,773

Future capitalized internal-use software amortization excludes $15.8 million of costs which are currently in the development phase.

9. Stockholders’ Equity and Employee Benefit Plans

Common stock and preferred stock

Pursuant to the Company’s Fourth Amended and Restated Certificate of Incorporation, as amended, the Company stockholders authorized the issuance of up to 900,000,000 shares, consisting of 800,000,000 shares of common stock at par value of $0.00001 per share and 100,000,000 shares of preferred stock at par value $0.00001 per share.

Equity Incentive Plans

The Company sponsors the 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by stockholders on September 5, 2018. Under the 2018 Plan, the board of directors or a committee of the board of directors, may grant incentive and nonqualified stock options, stock appreciation rights, restricted or unrestricted stock awards, restricted stock units (“RSUs”), phantom stock, performance awards or other stock-based awards to employees, directors and other individuals providing services to the Company. The purpose of the 2018 Plan is to promote the long-term growth and profitability of the Company by (i) providing employees with incentives to improve stockholder value and to contribute to the growth and financial success of the Company through their future services, and (ii) enabling the Company to attract, retain and reward the best available persons. The options granted under the 2018 Plan, may be granted at a price not less than the fair market value on the grant date.

The board of directors, or a committee of the board of directors, has granted options with an exercise price at fair value on the grant date. Grants of time-based awards generally vest over a four-year period for new hires and over a three-year period for subsequent grants to existing employees. The service condition for the majority of these awards is satisfied generally over the applicable vesting period. Options expire as determined by the board of directors, or committee of the board of directors, but not more than ten years after the date of the grant.

The 2018 Plan provides for annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of (i) 12,500,000 shares, (ii) 5% of the outstanding shares on the last date of the preceding

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year, and (iii) a lower amount determined by the plan administrator. As of December 31, 2021, 16,886,338 shares of common stock remain available for grant under the 2018 Plan.

The following is a summary of restricted stock units for the year ended December 31, 2021:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2020	7,000,855	$17.72	1.1
Granted	4,815,488	$24.11
Vested	(3,840,652)	$18.62
Forfeited/cancelled	(1,979,632)	$20.59
Unvested at December 31, 2021	5,996,059	$21.33	1.1

The following is a summary of stock options for the year ended December 31, 2021:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2020	15,100,142	$16.07	$143,156	6.9
Granted	2,904,930	$21.61
Exercised	(2,003,266)	$13.94
Forfeited	(1,254,307)	$19.60
Expired	(219,979)	$19.58
Outstanding, vested and expected to vest at December 31, 2021	14,527,520	$17.11	$61,227	6.3
Vested and exercisable at December 31, 2021	10,989,230	$16.10	$57,035	5.6

On February 16, 2021, the Company granted 580,911 options to purchase shares of the Company’s common stock to its Chief Executive Officer at an exercise price of $21.99 per share (the “Executive Option Grant”). The stock options contain a service condition and a market condition of achieving a per share price milestone. The grant-date fair value of the award is $5.7 million, which will be recognized using the accelerated attribution method. Stock-based compensation is recognized for each vesting tranche using service periods that range from 9 months to 3 years. The grant-date fair value was determined using the Monte Carlo valuation, which incorporates various assumptions including expected stock price volatility, contractual term, dividend yield, and stock price at grant date. For the year ended December 31, 2021, the Company recognized $3.5 million of stock-based compensation expense related to this award, which is included in general and administrative expense in the consolidated statement of operations.

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of restricted stock awards for the year ended December 31, 2021:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2020	102,460	$18.30	1.2
Granted	329,417	25.68
Vested	(125,289)	21.94
Forfeited/cancelled	(64,823)	26.89
Unvested at December 31, 2021	241,765	$24.17	2.0

Fair Value of Stock Options

The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected life (in years)	5.8	5.8	5.9
Risk-free interest rate	0.8%	1.2%	2.2%
Volatility	52%	49%	46%
Dividend yield	—%	—%	—%
Fair value of common stock	$21.51	$21.46	$14.17

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

Under the reset provision, if the closing stock price on the purchase date falls below the closing stock price on the offering date of an ongoing offering period, the ongoing offering terminates immediately following the purchase of ESPP shares on the purchase date and participants in the terminated offering are automatically enrolled in the new offering period (“ESPP reset”), resulting in a modification charge to be recognized over the new offering period. During the year ended December 31, 2021, there was an ESPP reset that resulted in a modification charge of $2.0 million, which is being recognized over the new offering period ending in May 2023.

During the year ended December 31, 2021, the Company’s employees purchased 469,721 shares of its common stock under the ESPP with a weighted average purchase price of $15.87 with aggregate proceeds to the Company of $7.5 million. During the year ended December 31, 2020, the Company’s employees purchased 562,903 shares of its common stock under the ESPP with a weighted average purchase price of $11.94 with aggregate proceeds to the Company of $6.7 million. As of December 31, 2021, 5,192,197 shares of common stock remain available for grant under the ESPP.

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of ESPP purchase rights granted using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected life (in years)	1.3	1.3	1.2
Risk-free interest rate	0.1%	0.1%	1.9%
Volatility	53%	56%	42%
Dividend yield	—%	—%	—%
Fair value of common stock	$19.12	$20.42	$17.00

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the consolidated financial statements is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cost of revenue	$5,862	$4,450	$3,658
Research and development	40,821	30,693	21,159
Sales and marketing	23,585	19,707	11,950
General and administrative	28,296	24,317	23,478
Stock-based compensation expense, net of amounts capitalized	98,564	79,167	60,245
Capitalized stock-based compensation expense	2,213	2,243	3,503
Stock-based compensation expense	$100,777	$81,410	$63,748

As of December 31, 2021, unamortized stock-based compensation was as follows:

	Unrecognized stock-based compensation (in thousands)	Weighted average vesting period (in years)
Restricted stock units	$116,149	2.2
Stock options	27,789	2.0
Restricted stock awards	5,250	2.1
ESPP	4,913	1.4
Total unrecognized stock-based compensation	$154,101

401(k) Plan

In the United States, the Company offers its employees a defined contribution plan that qualifies as a deferred salary arrangement under Section 401 of the U.S. Internal Revenue Code (“401(k) Plan”). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowed by the Internal Revenue Service. The Company currently provides a matching contribution of 25% of deferrals for eligible employees. Compensation expense for the Company's matching contributions was $4.9 million, $4.2 million and $3.0 million during the years ended December 31, 2021, 2020 and 2019, respectively.

10. Leases

The Company leases certain equipment and facilities under operating leases which expire at various dates through 2028. The Company’s operating lease costs were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Operating lease cost (gross lease expense)	$13,141	$13,377	$12,773
Variable lease costs	4,737	5,636	$6,630
Sublease income (including reimbursed expenses)	4,817	5,303	$7,527

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2021, 2020 and 2019, the Company’s short-term lease costs were nominal.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The weighted average remaining operating lease term was 6.7 years and 7.6 years as of December 31, 2021 and 2020, respectively.

The weighted average discount rate used to estimate operating lease liabilities was 7.5% and 7.5% as of December 31, 2021 and 2020, respectively.

The Company assesses its operating lease ROU assets for impairment consistent with its impairment assessment of other long-lived assets. In 2021, the Company entered into a sublease agreement for its existing office space in San Francisco, CA. As a result of the sublease transaction, the Company recorded a lease impairment charge of $0.5 million during the year ended December 31, 2021, which was the excess of the carrying value of the associated operating lease ROU asset over its estimated fair value. The Company estimated the fair value using cash flows from the estimated sublease rental income. The impairment charge is included in general and administrative expense in the consolidated statement of operations.

As of December 31, 2021, maturities of operating lease liabilities and sublease income, by year, are as follows:

(in thousands)	Operating Lease Payments	Sublease Income
2022	$14,989	$(1,481)
2023	14,345	(1,101)
2024	13,769	—
2025	13,534	—
2026	13,940	—
Thereafter	28,364	—
Gross lease payments (income)	$98,941	$(2,582)
Less: Imputed interest	21,971
Less: Tenant improvement receivables	445
Total operating lease liabilities	$76,525

11. Commitments and Contingencies

Non-Cancellable Purchase Commitments

The Company enters into commitments under non-cancellable purchase orders for the procurement of goods and services in the ordinary course of business. As of December 31, 2021, expected payments under such commitments are as follows (in thousands):

2022	$18,166
2023	14,222
2024	4,321
Total purchase commitments	$36,709

Letters of Credit

As of December 31, 2021, the Company has a standby letter of credit for $2.5 million which was issued in connection with the San Mateo facility.

Legal Matters

The Company is party to lawsuits filed in connection with the Merger, and more may be filed. On December 8, 2021, a purported Momentive stockholder filed a complaint in the U.S. District Court for the Southern District of New York against Momentive and the Momentive board of directors, captioned O’Dell v. Momentive Global Inc., et al., Case

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No. 1:21-cv-10489 (S.D.N.Y.) (the “O’Dell Complaint”). On December 15, 2021, a purported Momentive stockholder filed a complaint in the U.S. District Court for the Southern District of New York against Momentive, the Momentive board of directors, Zendesk and Merger Sub, captioned Ciccotelli v. Momentive Global Inc., et al., Case No. 1:21-cv-10727 (S.D.N.Y.) (the “Ciccotelli Complaint”). On January 5, 2022, a purported Momentive stockholder filed a complaint in the U.S. District Court for the District of Delaware against Momentive and the Momentive board of directors, captioned Morgan v. Momentive Global Inc., et al., Case No. 1:22-cv-00019 (D. Del.) (the “Morgan Complaint”). On January 5, 2022, a purported Momentive stockholder filed a complaint in the U.S. District Court for the Northern District of California against Momentive and the Momentive board of directors, captioned Bushansky v. Momentive Global Inc., et al., Case No. 3:22-cv-00058 (N.D. Cal.) (the “Bushansky Complaint”). On January 6, 2022, a purported Momentive stockholder filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Momentive and the Momentive board of directors, captioned Whitfield v. Momentive Global Inc., et al., Case No. 2:22-cv-00051 (E.D.P.A.) (the “Whitfield Complaint”). On January 10, 2022, a purported Momentive stockholder filed a complaint in the U.S. District Court for the Southern District of New York against Momentive and the Momentive board of directors, captioned Ryan v. Momentive Global Inc., et al., Case No. 1:22-cv-00185 (S.D.N.Y.) (the “Ryan Complaint”). On January 14, 2022, a purported Momentive stockholder filed a complaint in the U.S. District Court for the District of Delaware against Momentive and the Momentive board of directors, captioned Kaufmann v. Momentive Global Inc., et al., Case No. 1:22-cv-00062 (D. Del.) (the “Kaufmann Complaint”, and together with the “Ryan Complaint”, the O’Dell Complaint, the Ciccotelli Complaint, the Morgan Complaint, the Bushansky Complaint, and the Whitfield Complaint, the “Momentive Complaints”).

On December 30, 2021, a purported Zendesk stockholder filed a complaint in the U.S. District Court for the Southern District of New York against Zendesk and the Zendesk board of directors, captioned Bean v. Zendesk, Inc., et al., Case No. 1:21-cv-11179 (S.D.N.Y.) (the “Bean Complaint”). On December 30, 2021, a purported Zendesk stockholder filed a complaint in the U.S. District Court for the Eastern District of New York against Zendesk and the Zendesk board of directors, captioned True v. Zendesk, Inc., et al., Case No. 1:21-cv-07202 (E.D.N.Y.) (the “True Complaint” and, together with the Bean Complaint, the “Zendesk Complaints”).

The Momentive Complaints assert claims against certain defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in the joint proxy statement/prospectus and against certain defendants (including, in the Ciccotelli Complaint, Zendesk) under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. Each complaint seeks, among other relief, an order enjoining the Merger and an award for plaintiffs’ fees and costs. The O’Dell Complaint also seeks damages in an unspecified amount. Zendesk and Momentive believe the allegations in the Momentive Complaints are without merit.

The Zendesk Complaints assert claims against certain defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in the joint proxy statement/prospectus and against certain defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. Each complaint seeks, among other relief, an order enjoining the Merger and an award for plaintiffs’ fees and costs. The Bean Complaint also seeks damages in an unspecified amount. Zendesk and Momentive believe the allegations in the Zendesk Complaints are without merit.

Zendesk and/or Momentive stockholders may file additional lawsuits challenging the Merger, which may name Zendesk, Momentive, members of the Zendesk board of directors, members of the Momentive board of directors and/or others defendants. No assurance can be made as to the outcome of such lawsuits or the Momentive or Zendesk Complaints, including the amount of costs associated with defending against, or any other liabilities that may be incurred in connection with the litigation of, such claims.

In addition, from time to time, the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, which may include, but are not limited to, patent and privacy matters, labor and employment claims, class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Periodically, the Company evaluates developments in its legal matters and records a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both the likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company's judgment may be incorrect.

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

12. Debt

As of December 31, 2021 and 2020, the carrying values of debt were as follows:

			December 31, 2021		December 31, 2020
	Issuance date	Maturity date	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
2018 Refinancing Facility Agreement	October 2018	October 2025	$212,850	3.8% - 3.9%	$215,050	3.9% - 5.4%
Less: Unamortized issuance discount and issuance costs, net			1,134		1,434
Less: Debt, current			1,900		1,900
Debt, non-current			$209,816		$211,716

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

As of December 31, 2021, the Company has $72.5 million of borrowing available under the line of credit portion of the 2018 Credit Facility.

The Company’s obligations under the 2018 Credit Facility are guaranteed by certain of its subsidiaries and secured by liens on substantially all of the assets of the Company and such subsidiaries. The 2018 Credit Facility contains financial, affirmative and negative covenants that, if violated, may require the Company to pay down the loans earlier than the stated maturity dates with higher interest rates. As of December 31, 2021, the Company was compliant with all of its debt covenant requirements in the 2018 Credit Facility. The Company believes that it will continue to comply with the terms of the loan agreements through the stated maturity dates. However, if the Company’s projections do not materialize, the Company may require additional equity or debt financing. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal and interest payments are due quarterly. As of December 31, 2021, future minimum payment obligations of principal amounts due by year under the 2018 Credit Facility were as follows (in thousands):

2022	$2,200
2023	2,200
2024	2,200
2025	206,250
Total principal outstanding	$212,850

13. Income Taxes

Loss from operations before income taxes is categorized geographically as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
United States	$(101,742)	$(46,409)	$(81,653)
Foreign	(21,025)	(43,993)	5,015
Total loss from operations before income taxes	$(122,767)	$(90,402)	$(76,638)

The provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current income tax expense:
Federal	$—	$—	$14
State	119	28	10
Foreign	695	337	873
Total current income tax expense	814	365	897
Deferred income tax expense:
Federal	318	324	(1,087)
State	261	3	121
Foreign	(911)	487	(2,710)
Total deferred income tax expense (benefit)	(332)	814	(3,676)
Total provision for (benefit from) income taxes	$482	$1,179	$(2,779)

A reconciliation of the Company’s effective tax rate to the federal statutory rate is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Tax at federal statutory rate	$(25,781)	$(18,984)	$(16,094)
State income tax, net of federal tax benefit	(6,517)	(4,468)	(4,102)
Foreign tax rate differential	3,450	10,009	(2,651)
Stock-based compensation	1,305	(3,429)	1,885
Research and development credits	(3,752)	(3,066)	(2,033)
Other	387	492	805
Change in valuation allowance	31,390	20,625	19,411
Total provision for (benefit from) income taxes	$482	$1,179	$(2,779)

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021 and 2020, the tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating losses	$96,340	$77,467
Tax credits	43,696	33,753
Stock-based compensation	21,469	20,971
Accrued compensation and related expenses	3,690	3,012
Lease liabilities	19,780	20,475
Financing related	13,519	11,090
Intangible assets	75,059	75,093
Depreciation and amortization	4,766	—
Other	5,051	1,474
Total deferred tax assets:	283,370	243,335
Valuation allowance	(239,045)	(201,814)
Total deferred tax assets, net of valuation allowance:	44,325	41,521
Deferred tax liabilities:
Depreciation and amortization	—	(867)
Goodwill	(29,638)	(25,792)
Right-of-use assets	(17,060)	(17,565)
Total deferred tax liabilities:	(46,698)	(44,224)
Total net deferred tax liabilities:	$(2,373)	$(2,703)

As of December 31, 2021, the Company had federal and state net operating losses of $349.8 million and $208.0 million, respectively. Unutilized federal and state net operating loss carryforwards will continue to expire in 2022 and onwards.

As of December 31, 2021, the Company had federal research and development credits of $28.2 million which will begin to expire in 2032; state research and development credits of $23.0 million which will carryforward indefinitely; and foreign research and development credits of $2.0 million which will begin to expire in 2037.

Assessing the realizability of the Company’s deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company has evaluated the criteria for realization of deferred tax assets and, as a result, has determined that certain deferred tax assets are not realizable on a more likely than not basis. Accordingly, the Company recorded a valuation allowance of $239.0 million as of December 31, 2021. The valuation allowance increased by $37.2 million and $26.9 million during the years ended December 31, 2021 and 2020, respectively.

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

The Company recorded cumulative unrecognized tax benefits pursuant to ASC 740-10 in the amount of $9.9 million, $6.9 million and $4.9 million during the years ended December 31, 2021, 2020 and 2019, respectively.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued for interest and penalties were not significant as of December 31, 2021 and 2020, respectively or during years ended December 31, 2021, 2020 and 2019, respectively. The Company believes

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

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

Changes in balances during 2021 and 2020 and ending balances as of December 31, 2021 and 2020 in gross unrecognized tax benefits were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Beginning balances	$6,867	$4,905
Increases related to tax positions taken during a prior year	387	352
Increases related to tax positions taken during the current year	2,648	1,610
Decreases related to tax positions taken during a prior year	—	—
Decreases related to tax settlements with taxing authorities	—	—
Ending balances	$9,902	$6,867

The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. None of the unrecognized tax benefits, if recognized, would affect the income tax provision.

The Company files income tax returns in the U.S. federal, state, and certain foreign jurisdictions. The Company’s U.S federal income tax return years 2015 through 2021 remain open to examination. The Company’s respective state and foreign income tax return years 2014 through 2021 remain open to examination. There are no income tax audits currently in progress.

MOMENTIVE GLOBAL INC.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Numerator:
Net loss	$(123,249)	$(91,581)	$(73,859)
Denominator:
Weighted-average shares outstanding - basic and diluted	147,045	139,887	131,568
Net loss per common share - basic and diluted:	$(0.84)	$(0.65)	$(0.56)

The Company was in a loss position for the periods presented. Accordingly, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Prior to application of the treasury stock method, share equivalents (comprising restricted stock units, stock options, restricted stock awards, and shares issuable under the ESPP) excluded from the calculations of diluted net loss per share were 21.4 million, 23.0 million and 23.8 million during the years ended December 31, 2021, 2020 and 2019, respectively.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the 2013 framework. Based on our assessment under the 2013 framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its audit report, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended December 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic. We continue to monitor the impact of the COVID-19 pandemic on the design and operating effectiveness of our controls and, despite our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in an amendment to this Annual Report on Form 10-K or the Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in an amendment to this Annual Report on Form 10-K or the Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in an amendment to this Annual Report on Form 10-K or the Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in an amendment to this Annual Report on Form 10-K or the Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in an amendment to this Annual Report on Form 10-K or the Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 28, 2021, by and among Zendesk, Inc., Milky Way Acquisition Corp. and Momentive Global Inc.	8-K	001-38664	2.1	October 29, 2021
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-Q	001-38664	3.1	August 5, 2021
3.2	Fourth Amended and Restated Bylaws of the Registrant.	8-K	001-38664	3.2	June 21, 2021
4.1	Form of common stock certificate of the Registrant.	10-Q	001-38664	4.1	August 5, 2021
4.2	Description of Registrant’s Securities.	10-K	001-38664	4.2	February 27, 2020
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.	10-Q	001-38664	10.1	August 5, 2021
10.2*	Momentive Global Inc. 2018 Equity Incentive Plan and related form agreements.	10-Q	001-38664	10.2	August 5, 2021
10.3*	Momentive Global Inc. 2018 Employee Stock Purchase Plan (as amended on August 22, 2019) and related form agreements.	10-Q	001-38664	10.3	August 5, 2021
10.4*	Confirmatory Employment Letter between the Registrant and Alexander J. Lurie, dated as of September 10, 2018.	S-1/A	333-227099	10.9	September 13, 2018
10.5*	Confirmatory Employment Letter between the Registrant and Lora D. Blum, dated as of September 10, 2018.	S-1/A	333-227099	10.10	September 13, 2018
10.6*	Confirmatory Employment Letter between the Registrant and Rebecca Cantieri, dated as of September 10, 2018.	S-1/A	333-227099	10.11	September 13, 2018
10.7*	Confirmatory Employment Letter between the Registrant and Thomas E. Hale, dated as of September 10, 2018.	S-1/A	333-227099	10.12	September 13, 2018
10.8*	Confirmatory Employment Letter between the Registrant and John S. Schoenstein, dated as of September 10, 2018.	S-1/A	333-227099	10.14	September 13, 2018
10.9*	Offer Letter by and between the Registrant and Deborah L. Clifford, dated as of May 23, 2019.	10-Q	001-38664	10.1	August 6, 2019
10.10*	Offer Letter by and between the Registrant and Justin Coulombe, dated as of June 15, 2021.	8-K	001-38664	3.2	June 21, 2021
10.11*	Form of Change in Control and Severance Agreements between the Registrant and each of its officers.	10-Q	001-38664	10.4	August 5, 2021
10.12*	Momentive Global Inc. Outside Director Compensation Policy.	10-Q	001-38664	10.5	August 5, 2021
10.13*	Momentive Global Inc. Executive Incentive Compensation Plan.	10-Q	001-38664	10.6	August 5, 2021
10.14*	John S. Schoenstein Sales Compensation Plan.	10-Q	001-38664	10.1	August 7, 2020

10.15	Refinancing Facility Agreement, dated as of October 10, 2018, by and among SurveyMonkey Inc., as borrower, SVMK Inc., as guarantor, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	001-38664	10.1	October 12, 2018
10.16	Second Amended and Restated Credit Agreement, dated as of October 10, 2018, by and among SurveyMonkey Inc., as borrower, SVMK Inc., as guarantor, the lenders party thereto and JPMorgan Chase Bank, N.A.	8-K	001-38664	10.2	October 12, 2018
21.1	List of subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in signature page).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Indicates management contract or compensatory plan.

† The certification attached as Exhibit 32.1 to this Annual Report on Form 10-K is furnished pursuant to 18 U.S.C. Section 1350. It is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and it is not to be incorporated by reference into any filing of Momentive Global Inc., whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Momentive Global Inc.

Date: February 14, 2022	By:	/s/ JUSTIN D. COULOMBE
Justin D. Coulombe
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexander J. Lurie, Justin D. Coulombe and Lora D. Blum, jointly and each one of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to this Annual Report on Form 10-K (including any amendments), and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Alexander J. Lurie	Chief Executive Officer and Director	February 14, 2022
ALEXANDER J. LURIE	(Principal Executive Officer)

/s/ Justin D. Coulombe	Chief Financial Officer	February 14, 2022
JUSTIN D. COULOMBE	(Principal Financial Officer and Principal Accounting Officer)

/s/ David A. Ebersman	Chair of the Board of Directors	February 14, 2022
DAVID A. EBERSMAN

/s/ Susan L. Decker	Director	February 14, 2022
SUSAN L. DECKER

/s/ Dana L. Evan	Director	February 14, 2022
DANA L. EVAN

/s/ Ryan Finley	Director	February 14, 2022
RYAN FINLEY

/s/ Erika H. James	Director	February 14, 2022
ERIKA H. JAMES

/s/ Sheryl K. Sandberg	Director	February 14, 2022
SHERYL K. SANDBERG

/s/ Brad D. Smith	Director	February 14, 2022
BRAD D. SMITH

/s/ Benjamin C. Spero	Director	February 14, 2022
BENJAMIN C. SPERO

/s/ Serena J. Williams	Director	February 14, 2022
SERENA J. WILLIAMS