Form 10-Q
period 2022-03-31
MOMENTIVE GLOBAL INC.
filed 2022-05-05
CIK 1739936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares of registrant’s common stock outstanding as of April 29, 2022 was: 150,032,380.

Momentive Global Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2022

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
•
our ability to retain paying users;
•
our ability to convert organizations who purchase solely through our self-serve channel to sales-assisted relationships;
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
•
the effect of general economic and political conditions, including inflation and Russia’s invasion of Ukraine;
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
•
our ability to successfully implement any restructuring of our operations;
•
our ability to manage our outstanding indebtedness;
•
our ability to manage trading activity under our stock repurchase program;
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except par value)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$238,035	$305,525
Accounts receivable, net of allowance of $1,278 and $894	32,864	32,489
Deferred commissions, current	8,586	7,945
Prepaid expenses and other current assets	16,543	11,363
Total current assets	296,028	357,322
Property and equipment, net	3,925	5,442
Operating lease right-of-use assets	50,424	52,232
Capitalized internal-use software, net	28,688	28,158
Acquisition intangible assets, net	7,845	10,773
Goodwill	462,417	463,736
Deferred commissions, non-current	13,990	13,200
Other assets	8,751	9,061
Total assets	$872,068	$939,924
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,910	$7,204
Accrued expenses and other current liabilities	23,857	30,725
Accrued compensation	38,923	45,873
Deferred revenue, current	215,481	200,658
Operating lease liabilities, current	9,598	9,587
Debt, current	1,900	1,900
Total current liabilities	301,669	295,947
Deferred revenue, non-current	734	1,165
Deferred tax liabilities	5,919	5,701
Debt, non-current	184,341	209,816
Operating lease liabilities, non-current	64,547	66,938
Other non-current liabilities	5,838	5,883
Total liabilities	563,048	585,450
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.00001 par value; 100,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.00001 par value; 800,000 shares authorized; 150,420 and 150,398 shares issued and outstanding)	2	2
Additional paid-in capital	964,474	971,604
Accumulated other comprehensive income (loss)	(533)	414
Accumulated deficit	(654,923)	(617,546)
Total stockholders’ equity	309,020	354,474
Total liabilities and stockholders’ equity	$872,068	$939,924

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Revenue	$116,986	$102,298
Cost of revenue(1)(2)(3)	22,903	20,772
Gross profit	94,083	81,526
Operating expenses:
Research and development(1)(3)	36,716	32,983
Sales and marketing (1)(2)(3)	59,636	52,036
General and administrative(1)(3)	27,917	23,322
Restructuring(1)(2)	4,883	—
Total operating expenses	129,152	108,341
Loss from operations	(35,069)	(26,815)
Interest expense	2,226	2,299
Other non-operating (income) expense, net	(134)	315
Loss before income taxes	(37,161)	(29,429)
Provision for income taxes	216	218
Net loss	$(37,377)	$(29,647)
Net loss per share, basic and diluted	$(0.25)	$(0.20)
Weighted-average shares used in computing basic and diluted net loss per share	150,262	144,692

(1) Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of revenue	$1,409	$1,482
Research and development	8,644	9,497
Sales and marketing	6,065	5,778
General and administrative	7,375	6,842
Restructuring	2,761	—
Stock-based compensation, net of amounts capitalized	$26,254	$23,599

(2) Includes amortization of acquisition intangible assets as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of revenue	$1,414	$1,490
Sales and marketing	1,452	1,133
Restructuring	45	—
Amortization of acquisition intangible assets	$2,911	$2,623

(3) Includes transaction expenses associated with the terminated merger with Zendesk. See Note 1 for additional information.

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(37,377)	$(29,647)
Other comprehensive loss:
Foreign currency translation gains (losses)(1)	(947)	(2,953)
Total other comprehensive loss(1)	(947)	(2,953)
Total comprehensive loss	$(38,324)	$(32,600)

(1) Net of tax effect which was not material.

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2022

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2021	150,398	$2	$971,604	$414	$(617,546)	$354,474
Common stock issued upon vesting of restricted stock units	877	—	—	—	—	—
Common stock issued upon stock option exercise	164	—	2,273	—	—	2,273
Issuance of restricted stock awards	1,031	—	—	—	—	—
Issuance of performance stock awards	361	—	—	—	—	—
Repurchases of common stock	(2,411)	—	(36,376)	—	—	(36,376)
Stock-based compensation expense	—	—	26,973	—	—	26,973
Comprehensive loss	—	—	—	(947)	—	(947)
Net loss	—	—	—	—	(37,377)	(37,377)
March 31, 2022	150,420	$2	$964,474	$(533)	$(654,923)	$309,020

For the three months ended March 31, 2021

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2020	143,820	$1	$835,444	$5,208	$(494,297)	$346,356
Common stock issued upon vesting of restricted stock units	967	—	—	—	—	—
Common stock issued upon stock option exercise	641	—	9,572	—	—	9,572
Issuance of restricted stock awards	274	—	—	—	—	—
Cancellation of restricted stock awards	(64)	—	—	—	—	—
Stock-based compensation expense	—	—	24,158	—	—	24,158
Comprehensive loss	—	—	—	(2,953)	—	(2,953)
Net loss	—	—	—	—	(29,647)	(29,647)
March 31, 2021	145,638	$1	$869,174	$2,255	$(523,944)	$347,486

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(37,377)	$(29,647)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,354	10,694
Non-cash leases expense	3,202	3,340
Stock-based compensation expense, net of amounts capitalized	26,254	23,599
Deferred income taxes	217	99
Bad debt expense	644	307
Other	727	508
Changes in assets and liabilities:
Accounts receivable	(1,047)	(76)
Prepaid expenses and other assets	(8,117)	(4,682)
Accounts payable and accrued liabilities	(2,341)	9,251
Accrued compensation	(6,898)	(9,274)
Deferred revenue	14,283	16,985
Operating lease liabilities	(3,801)	(3,786)
Net cash provided by (used in) operating activities	(4,900)	17,318
Cash flows from investing activities
Purchases of property and equipment	(441)	—
Capitalized internal-use software	(2,565)	(2,268)
Net cash used in investing activities	(3,006)	(2,268)
Cash flows from financing activities
Proceeds from stock option exercises	2,273	9,553
Payments to repurchase common stock	(36,376)	—
Repayment of debt	(25,550)	(550)
Net cash provided by (used in) financing activities	(59,653)	9,003
Effect of exchange rate changes on cash	393	(309)
Net increase (decrease) in cash, cash equivalents and restricted cash	(67,166)	23,744
Cash, cash equivalents and restricted cash at beginning of period	306,121	224,614
Cash, cash equivalents and restricted cash at end of period	$238,955	$248,358
Supplemental cash flow data:
Interest paid for term debt	$2,009	$2,177
Non-cash investing and financing transactions:
Stock compensation included in capitalized software costs	$719	$559
Accrued unpaid capital expenditures	$207	$547
Lease liabilities arising from obtaining right-of-use assets, net	$—	$2,676

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Company Overview and Basis of Presentation

Business

Momentive Global Inc. (the “Company”), formerly SVMK Inc., is an agile experience management company providing SaaS solutions that help businesses shape what’s next for their stakeholders. The Company's solutions enable customers to collect, analyze, and act on feedback from their existing customers, prospective customers, and employees. The Company offers artificial intelligence powered solutions across five major categories of use cases: 1) Market Insights; 2) Brand Insights; 3) Customer Experience; 4) Employee Experience; and 5) Product Experience, and delivers these solutions across three major product categories—Surveys, Customer Experience, and Market Research. The Company was incorporated in 2011 as SVMK Inc., a Delaware corporation, and is the successor to operations originally started in 1999. In June 2021, SVMK Inc. was rebranded and changed its legal name to Momentive Global Inc. As a result, its common stock began trading under the ticker symbol “MNTV” instead of “SVMK” on The Nasdaq Global Select Market. In February 2022, the company announced plans to consolidate its product portfolio under two brands and web surfaces—Momentive and SurveyMonkey. The Momentive brand will represent the Company's suite of upmarket solutions, while SurveyMonkey will support the Company's complementary products for value-oriented customers who prioritize speed and ease of use. The Company’s headquarters are located in the United States and its international operations are primarily based in Ireland, Canada and the Netherlands.

Termination of Proposed Merger with Zendesk

On October 28, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Zendesk, Inc. (“Zendesk”) and Milky Way Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Zendesk (“Merger Sub”). The Merger Agreement provided for the merger of Merger Sub into the Company (the "Merger"), with the Company surviving the merger as a wholly owned subsidiary of Zendesk. Under the terms of the Merger Agreement, the completion of the Merger was conditioned on the receipt of required approvals by the Company's and Zendesk's stockholders. On February 25, 2022, at a special meeting of Zendesk's stockholders, a proposal to approve the issuance of Zendesk shares in connection with the Merger was not approved by Zendesk's stockholders. As a result, following the special meeting on February 25, 2022, Zendesk terminated the Merger Agreement effective immediately, in accordance with its terms. None of the Company, Zendesk or Merger Sub are expected to have any further liability under the Merger Agreement, subject to its terms. The Company incurred transaction expenses related to employee retention bonuses, legal, accounting, financial advisory, and other costs associated with the Merger of $6.5 million, of which, $0.3 million is included in cost of revenue, $1.8 million is included in research and development, $1.7 million is included in sales and marketing, and $2.7 million is included in general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2022. The employee retention bonuses granted in connection with the transaction will become payable subject to the employee's continued service through June 30, 2022.

Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of March 31, 2022, the statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three months ended March 31, 2022 and 2021 are unaudited. Such condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These condensed consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain other prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect our results of operations or operating, investing and financing cash flows.

These condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

of March 31, 2022, the results of operations and cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual periods.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on February 14, 2022.

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

Related Party Transactions

Certain members of the Company’s board of directors serve as board members, are executive officers of and/or (in some cases) are investors in companies that are customers and/or vendors of the Company. The Company incurred related party expenses of $0.9 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.

2. Summary of Significant Accounting Policies

There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Restructuring

From time to time, the Company may implement a management-approved restructuring plan to improve efficiencies across the organization, reduce its cost structure, and/or better align its resources with the Company’s strategy. Restructuring charges can include severance costs to eliminate a specified number of employees, expenses to vacate real estate and consolidate operations, contract cancellation costs, impairment of certain assets, and other related costs.

Costs associated with a restructuring plan are recognized and measured at fair value in the condensed consolidated statement of operations in the period in which the liability is incurred. These restructuring initiatives may require the Company to make estimates in several areas including: (i) expenses for employee severance and other separation costs; and (ii) realizable values of assets made redundant, obsolete, or excessive.

Other Non-Operating (Income) Expense

Other non-operating (income) expense, net consists primarily of interest income, net foreign currency exchange (gains) losses, net realized gains and losses related to investments, and other. The components of other non-operating (income) expense recognized in the condensed consolidated financial statements is as follows:

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Interest income	$(165)	$(134)
Foreign currency (gains) losses, net	127	374
Other (income) expense, net	(96)	75
Other non-operating (income) expense, net	$(134)	$315

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

3. Revenue and Deferred Revenue

Disaggregated revenue

Revenue by sales channel was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Self-serve revenue	$75,803	$71,112
Sales-assisted revenue	41,183	31,186
Revenue	$116,986	$102,298

Self-serve revenues are generated from products purchased independently through our website.

Sales-assisted revenues are generated from products sold to organizations through our sales team.

In addition, see Note 4 for information regarding the Company’s revenue by geographic area.

Deferred revenue

The Company recognized into revenue $88.6 million and $74.3 million during the three months ended March 31, 2022 and 2021, respectively, that was included in the deferred revenue balances at the beginning of each respective period.

Transaction price allocated to the remaining performance obligations

As of March 31, 2022, future estimated revenue related to non-cancelable performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period was $245.4 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

4. Geographical Information

Revenue by geography is generally based on the billing address of the customer. For purposes of its geographic revenue disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. The following table sets forth the percentage of revenue by geographic area:

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended March 31,
	2022	2021
United States	64%	64%
Rest of world	36%	36%

No other country outside of the United States comprised 10% or greater of the Company’s revenue for each of the three months ended March 31, 2022 and 2021, respectively.

5. Cash and Cash Equivalents

As of March 31, 2022 and December 31, 2021, the following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$238,035	$305,525
Restricted cash included in prepaid expenses and other current assets	920	271
Restricted cash included in other assets	—	325
Total cash, cash equivalents and restricted cash	$238,955	$306,121

Included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions of $3.7 million and $1.1 million as of March 31, 2022 and December 31, 2021, respectively.

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

The carrying amounts of the Company’s financial instruments, which generally include cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the fair value of the Company’s debt was approximately $186.4 million and $211.8 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, respectively, the Company did not have any financial instruments accounted for pursuant to ASC 820, Fair Value Measurement.

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. Property and Equipment

As of March 31, 2022 and December 31, 2021, property and equipment consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Computer equipment	$8,015	$8,017
Leasehold improvements	54,321	54,500
Furniture, fixtures, and other assets	10,567	10,577
Gross property and equipment	72,903	73,094
Less: Accumulated depreciation	(68,978)	(67,652)
Property and equipment, net	$3,925	$5,442

Depreciation expense was $1.4 million and $3.5 million during the three months ended March 31, 2022 and 2021, respectively.

8. Intangible Assets and Goodwill

Acquisition intangible assets, net

As of March 31, 2022 and December 31, 2021, intangible assets, net consisted of the following:

	March 31, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$20,378	$(13,757)	$6,621	$20,426	$(12,927)	$7,499
Trade name	2,100	(1,695)	405	2,125	(1,094)	1,031
Developed technology	16,848	(16,029)	819	17,074	(14,831)	2,243
Acquisition intangible assets, net	$39,326	$(31,481)	$7,845	$39,625	$(28,852)	$10,773

Amortization expense was $2.9 million and $2.6 million during the three months ended March 31, 2022 and 2021, respectively.

In March 2022, the Company implemented a restructuring plan which included simplifying its brand positioning by the end of 2022. As a result, the Company concluded that the acquired Trade name from a prior acquisition had no future economic benefit beyond that date and has accelerated the amortization of the related intangible, which is included in restructuring in the condensed consolidated statement of operations. See Note 15 for additional information.

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of December 31, 2021	$463,736
Foreign currency translation	(1,319)
Balance as of March 31, 2022	$462,417

Capitalized internal-use software

As of March 31, 2022 and December 31, 2021, capitalized internal-use software consisted of the following:

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands)	March 31, 2022	December 31, 2021
Gross capitalized internal-use software	$54,724	$51,395
Less: Accumulated amortization	(26,036)	(23,237)
Capitalized internal-use software, net	$28,688	$28,158

Amortization expense related to capitalized internal-use software was $2.8 million and $2.9 million during the three months ended March 31, 2022 and 2021, respectively, and is included in cost of revenue in the condensed consolidated statements of operations.

Future amortization expense

As of March 31, 2022, future amortization expense by year is expected to be as follows:

(in thousands)	Capitalized internal-use software, net	Acquisition intangible assets, net
Remainder of 2022	$5,761	$2,689
2023	3,180	1,483
2024	649	1,483
2025	—	1,390
2026	—	800
Total amortization expense	$9,590	$7,845

Future capitalized internal-use software amortization excludes $19.1 million of costs which are currently in the development phase.

9. Stockholders' Equity and Employee Benefit Plans

Common Stock Repurchases

On February 26, 2022, the Company's board of directors authorized a stock repurchase program to repurchase up to $200.0 million of the Company’s common stock in the open market or in privately negotiated transactions (through 10b5-1 trading plans or otherwise). The stock repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended at any time at the Company’s discretion, and the stock repurchase program does not have an expiration date. The actual timing, number and value of shares repurchased will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general business and market conditions, and other investment opportunities.

During the three months ended March 31, 2022, the Company repurchased approximately 2.4 million shares of common stock for approximately $36.4 million.

As of March 31, 2022, the Company’s remaining share repurchase authorization was approximately $163.6 million.

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

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

a three-year period for subsequent grants to existing employees. Options expire as determined by the board of directors, or committee of the board of directors, but not more than ten years after the date of the grant.

As of March 31, 2022, 18,380,223 shares of common stock remain available for grant under the 2018 Plan.

The following is a summary of restricted stock units for the current year period:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2021	5,996,059	$21.33	1.1
Granted	5,631,715	$16.20
Vested	(876,659)	$19.48
Forfeited/cancelled	(587,399)	$20.44
Unvested at March 31, 2022	10,163,716	$18.70	1.3

The following is a summary of stock option activity for the current year period:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2021	14,527,520	$17.11	$61,227	6.3
Granted	—	$—
Exercised	(163,951)	$13.86
Forfeited	(343,802)	$20.50
Expired	(67,344)	$19.86
Outstanding, vested and expected to vest at March 31, 2022	13,952,423	$17.05	$11,426	5.8
Vested and exercisable at March 31, 2022	11,307,429	$16.23	$11,142	5.2

The following is a summary of restricted stock awards for the current year period:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2021	241,765	$24.17	2.0
Granted	1,392,871	$16.72
Vested	(56,202)	$21.08
Forfeited/cancelled	—	$—
Unvested at March 31, 2022	1,578,434	$17.71	2.7

On March 13, 2022, the Company granted performance-based restricted stock awards (“Executive RSA Grant”) to its Chief Executive Officer whereby the number of shares that become eligible to vest under the performance-based Executive RSA Grant is based on a market condition of the Company's relative total shareholder return (“TSR”) performance as compared to the TSR of the S&P Software & Services Select Industry Index over the scheduled

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

performance period. The performance period commenced on the grant date and will end on December 31, 2024 (the “Three-Year Performance Period”), with additional performance periods that commenced on the grant date and (i) will end on December 31, 2022 (the “One-Year Performance Period”), and (ii) will end on December 31, 2023 (the “Two-Year Performance Period”). For purposes of measuring TSR, the starting value of the Company's common stock is its average closing price for the 60 trading days immediately following the grant date and the ending values for the One, Two and Three-Year Performance Periods is its average closing price for the 60 trading days immediately preceding the end of each of the performance periods. The potential payouts under the performance-based Executive RSA Grant vary from zero for performance below the threshold performance metric to 200% of the target performance-based Executive RSA Grant for performance above the maximum performance metric.

The grant-date fair value of the award is $3.4 million, which will be recognized using the accelerated attribution method over the performance period. The grant-date fair value was determined using the Monte Carlo valuation method, which incorporates various assumptions including expected stock price volatility, contractual term, dividend yield, and stock price at grant date. During the three months ended March 31, 2022, the Company recognized $0.1 million of stock-based compensation expense related to this award, which is included in general and administrative expense in the condensed consolidated statement of operations.

Fair Value of Stock Options

Except for the Executive Option Grant discussed above, the Company used the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted using the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Expected life (in years)	n/a	5.8
Risk-free interest rate	n/a	0.7%
Volatility	n/a	52%
Dividend yield	n/a	—%
Fair value of common stock	n/a	$21.99

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

As of March 31, 2022, 6,696,182 shares of common stock remain available for issuance under the ESPP.

Stock-Based Compensation Expense

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock-based compensation expense recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of revenue	$1,409	$1,482
Research and development	8,644	9,497
Sales and marketing	6,065	5,778
General and administrative	7,375	6,842
Restructuring cost	2,761	—
Stock-based compensation expense, net of amounts capitalized	26,254	23,599
Capitalized stock-based compensation expense	719	559
Total stock-based compensation expense	$26,973	$24,158

During the first quarter of 2022, the Company modified the terms of approximately 1.2 million stock options and 0.1 million restricted stock units and awards in connection with the March 2022 Restructuring Plan (see Note 15 for additional discussion). The modification resulted in additional stock-based compensation expense of $2.8 million which was fully recognized at the modification date as restructuring costs in the condensed consolidated statement of operations for the three months ended March 31, 2022.

As of March 31, 2022, unamortized stock-based compensation was as follows:

	Unrecognized stock-based compensation (in thousands)	Weighted average vesting period (in years)
Restricted stock units	$176,418	2.5
Stock options	18,645	1.7
Restricted stock awards	22,326	2.8
ESPP	3,860	1.1
Total unrecognized stock-based compensation	$221,249

401(k) Plan

In the United States, the Company offers its employees a defined contribution plan that qualifies as a deferred salary arrangement under Section 401 of the U.S. Internal Revenue Code (“401(k) Plan”). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowed by the Internal Revenue Service. The Company currently provides a matching contribution of 25% of deferrals for eligible employees. Compensation expense for the Company's matching contributions was $1.9 million and $1.4 million during the three months ended March 31, 2022 and 2021, respectively.

10. Leases

The Company leases certain equipment and facilities under operating leases which expire at various dates through 2028. The Company’s operating lease costs were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating lease cost (gross lease expense)	$3,204	$3,391
Variable lease costs	1,330	1,046
Sublease income (including reimbursed expenses)	846	1,256

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During each of the three months ended March 31, 2022 and 2021, the Company’s short-term lease costs were nominal.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The weighted average remaining operating lease term was 6.5 years and 6.7 years as of March 31, 2022 and December 31, 2021, respectively.

The weighted average discount rate used to estimate operating lease liabilities was 7.5% and 7.5% as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, maturities of operating lease liabilities and sublease income, by year are as follows:

(in thousands)	Operating Lease Payments	Sublease Income
Remainder of 2022	$11,177	$(1,209)
2023	14,341	(1,721)
2024	13,778	(372)
2025	13,546	—
2026	13,952	—
Thereafter	28,376	—
Gross lease payments (income)	$95,170	$(3,302)
Less: Imputed interest	20,573
Less: Tenant improvement receivables	452
Total operating lease liabilities	$74,145

11. Commitments and Contingencies

Non-Cancelable Purchase Commitments

The Company enters into commitments under non-cancelable purchase orders for the procurement of goods and services in the ordinary course of business. As of March 31, 2022, expected payments under such commitments are as follows (in thousands):

Remainder of 2022	$10,635
2023	14,366
2024	4,294
Total purchase commitments	$29,295

Letters of Credit

As of March 31, 2022, the Company had a standby letter of credit for $2.5 million which was issued in connection with the San Mateo headquarters.

Legal Matters

Seven complaints were filed by purported Momentive stockholders, O’Dell v. Momentive Global Inc., et al., Case No. 1:21-cv-10489 (S.D.N.Y.)(the “O’Dell Complaint”); Ciccotelli v. Momentive Global Inc., et al., Case No. 1:21-cv-10727 (S.D.N.Y.) (the “Ciccotelli Complaint”); Morgan v. Momentive Global Inc., et al., Case No. 1:22-cv-00019 (D. Del.) (the “Morgan Complaint”); Bushansky v. Momentive Global Inc., et al., Case No. 3:22-cv-00058 (N.D. Cal.) (the “Bushansky Complaint”); Whitfield v. Momentive Global Inc., et al., Case No. 2:22-cv-00051 (E.D.P.A.) (the “Whitfield Complaint”);Ryan v. Momentive Global Inc., et al., Case No. 1:22-cv-00185 (S.D.N.Y.) (the “Ryan Complaint”); and Kaufmann v. Momentive Global Inc., et al., Case No. 1:22-cv-00062 (D. Del.) (the “Kaufmann Complaint”),each of which sought to enjoin the Merger and other relief. The complaints asserted claims against certain defendants, including the Company and the Company's board of directors, under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in the joint proxy statement/prospectus and against certain defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

respect to such allegedly false and misleading statements. The O’Dell Complaint was voluntarily dismissed on March 1, 2022 following the termination of the Merger Agreement with Zendesk. The Bushansky Complaint, the Cicotelli Complaint, the Ryan Complaint, and the Whitfield Complaint were each voluntarily dismissed on March 4, 2022 following the termination of the Merger Agreement with Zendesk. The Kaufman Complaint and the Morgan Complaint were each voluntarily dismissed on March 8, 2022 following the termination of the Merger Agreement with Zendesk.

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

12. Debt

As of March 31, 2022 and December 31, 2021 the carrying values of debt were as follows:

			March 31, 2022		December 31, 2021
	Issuance date	Maturity date	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
2018 Refinancing Facility Agreement	October 2018	October 2025	$187,300	3.9% - 4.2%	$212,850	3.8% - 3.9%
Less: Unamortized issuance discount and issuance costs, net			1,059		1,134
Less: Debt, current			1,900		1,900
Debt, non-current			$184,341		$209,816

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

On March 2, 2022, the Company repaid $25.0 million of principal under the Term Loan, which was in accordance with the prepayment terms of the 2018 Credit Facility.

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of March 31, 2022, the Company had $72.5 million of borrowing available under the line of credit portion of the 2018 Credit Facility.

The Company’s obligations under the 2018 Credit Facility are guaranteed by certain of its subsidiaries and secured by liens on substantially all of the assets of the Company and such subsidiaries. The 2018 Credit Facility contains financial, affirmative and negative covenants that, if violated, may require the Company to pay down the loans earlier than the stated maturity dates with higher interest rates. As of March 31, 2022, the Company was compliant with all of its debt covenant requirements in the 2018 Credit Facility. The Company believes that it will continue to comply with the terms of the loan agreements through the stated maturity dates. However, if the Company’s projections do not materialize, the Company may require additional equity or debt financing. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

Principal and interest payments are due quarterly. As of March 31, 2022, future minimum payment obligations of principal amounts due by year under the 2018 Credit Facility were as follows (in thousands):

Remainder of 2022	$1,650
2023	2,200
2024	2,200
2025	181,250
Total principal outstanding	$187,300

13. Income Taxes

The Company recorded an income tax provision of $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The minimal decrease in the Company’s income tax expense for the three months ended March 31, 2022, relative to the respective prior periods, was primarily due to an increase in foreign research tax credits partially offset by increased state expenses.

The Company regularly evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during periods in which those temporary differences become deductible. As of March 31, 2022, the Company continues to maintain a valuation allowance on certain deferred tax assets in the United States and certain foreign jurisdictions that are not realizable on a more likely than not basis.

The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. There were no material changes in gross unrecognized tax benefits during each of the three months ended March 31, 2022 and 2021.

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

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Numerator:
Net loss	$(37,377)	$(29,647)
Denominator:
Weighted-average shares outstanding - basic and diluted	150,262	144,692
Net loss per common share - basic and diluted:	$(0.25)	$(0.20)

The Company was in a loss position for the periods presented. Accordingly, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Prior to application of the treasury stock method, share equivalents (comprising restricted stock units, stock options, restricted stock awards, and shares issuable under the ESPP) excluded from the calculations of diluted net loss per share were 26.3 million and 25.7 million during the three months ended March 31, 2022 and 2021, respectively.

15. Restructuring Costs

In March 2022, the Company implemented a restructuring plan (the “March 2022 Restructuring Plan”) to streamline its business, increase operating efficiency, and reduce costs over the long-term after the termination of its proposed merger with Zendesk. During the three months ended March 31, 2022, the Company incurred costs associated with the March 2022 Restructuring Plan of approximately $4.9 million and is primarily comprised of employee severance, stock-based compensation expense, and other contract termination costs related to the Company's decision to abandon its future office expansion plans. Additionally, the Company plans to streamline its positioning and focus on the SurveyMonkey and Momentive brands. As such, it has determined that its brand-related intangibles from a prior acquisition has no future economic benefit and has accelerated the amortization of such through the end of 2022, when the Company plans to discontinue those brand names. The Company may incur additional restructuring charges related to the March 2022 Restructuring Plan and expects these actions to be substantially complete by the end of 2022.

The March 2022 Restructuring Plan was subject to applicable laws and consultation processes as part of the Company's strategic plan to reduce costs and improve efficiencies. In connection with this action, the Company incurred the following pre-tax costs for the three months ended March 31, 2022 (in thousands):

Employee severance	$822
Stock-based compensation	2,761
Contract termination and other costs	1,255
Amortization of intangible assets	45
Total restructuring costs	$4,883

Restructuring costs included $1.5 million recorded in accrued expenses and other current liabilities as of March 31, 2022. The majority of the amounts accrued pertain to severance and contract termination costs, which will be paid through 2022.

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

Overview

We were founded under the name “SurveyMonkey” in 1999 and are a leader in an agile experience management, providing SaaS solutions that help businesses shape what’s next for their stakeholders. We offer artificial intelligence powered solutions that help our customers reshape their businesses across five major categories of use cases: 1) Market Insights; 2) Brand Insights; 3) Customer Experience; 4) Employee Experience; and 5) Product Experience. We deliver these solutions through three major product categories—Surveys, Customer Experience, and Market Research. More than 345,000 organizations rely on us to help deliver better customer and product experiences, increase employee engagement and retention, and unlock growth and innovation.

We are transforming from our roots as a provider of digital survey tools sold through the Internet to an enterprise SaaS company that leverages both product-led and sales-led go-to-market motions. To help us engage more deeply with enterprise customers, we rebranded ourselves as “Momentive” in June 2021, and changed our legal name from “SVMK Inc.” to “Momentive Global Inc.” In February 2022, we announced plans to consolidate our product portfolio under two brands and web surfaces—Momentive and SurveyMonkey. The Momentive brand will represent our suite of upmarket solutions, while SurveyMonkey will support our complementary products for value-oriented customers who prioritize speed and ease of use.

We are executing on a two-part growth strategy. First, we are delivering new features and product tiers that capitalize on the virality of our platform and the scale of business to drive overall platform usage and increase the conversion of free users to paid subscribers in our self-serve channel. Second, we are investing further in product innovation and go-to-market initiatives to expand the percentage of our revenue generated through our sales-assisted channel. Specifically, our sales-assisted go-to-market motion focuses on converting existing self-serve subscribers to sales-assisted customers, selling directly to new customers, and expanding our relationships with existing customers. As we execute on this strategy and sell more of our products into enterprises directly, we believe we can accelerate our revenue growth profile and increase our customer retention rates over time. We believe our existing user base represents a significant opportunity to expand our business and increase our revenue. In the first quarter of 2022, approximately 35% of our total revenue was generated from customers who purchased software through our sales-assisted channel, up from 30% in the first quarter of 2021.

Our survey platform is inherently viral, as existing users send surveys and share survey results that introduce potential new users and customers to our products. This virality, combined with the ease-of-use and price-disruptive nature of our products and the strength of our brands, has enabled us to build an efficient, online self-serve channel for selling versions of our survey products, which we are enhancing with our sales-assisted go-to-market motion. We have a broad and diverse customer base and no customer represented more than 10% of our revenue in any of the periods presented.

We operate as a single operating segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews our operating results on a consolidated basis in order to make decisions about allocating resources and assessing performance for the entire company. Our CODM uses one measure of profitability and does not segment our business for internal reporting.

Termination of Proposed Merger with Zendesk

On October 28, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among us, Zendesk, Inc. (“Zendesk”) and Milky Way Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Zendesk (“Merger Sub”). The Merger Agreement provided for the merger of Merger Sub into us (the "Merger"), with us surviving the merger as a wholly owned subsidiary of Zendesk. Under the terms of the Merger Agreement, the completion of the Merger was conditioned on the receipt of required approvals by the Company’s and Zendesk’s stockholders. On February 25, 2022, at a special meeting of Zendesk's stockholders, a proposal to approve the issuance of Zendesk shares in connection with the Merger was not approved by Zendesk’s stockholders. As a result, following the special meeting on February 25, 2022, Zendesk terminated the Merger Agreement effective immediately in accordance with its terms. None of the Company, Zendesk or Merger Sub are expected to have any further liability under the Merger Agreement, subject to its terms.

Impact of COVID-19

The ongoing COVID-19 pandemic continues to impact the United States and the world. As a result, we modified certain aspects of our business, including transitioning to a hybrid work model where most of our employees will have the flexibility to determine the amount of time they work from home and in our offices, and transitioning our employee onboarding and training processes to remote or online programs, among other modifications. We continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, and stockholders. The effects of these operational modifications are unknown and may not be realized until further reporting periods. We continue to evaluate and refine our return to office strategy and real estate needs based on this hybrid work model.

Although many jurisdictions have relaxed their guidelines and restrictions, in some cases, these have been, or may in the future be, reinstated. The full impact of the rapidly changing market and economic conditions due to the COVID-19 pandemic is uncertain as the businesses of our customers and partners have been, and in some cases continue to be, disrupted. We have experienced a more challenging sales-assisted environment, longer sales cycles, and an increase in attrition rates, particularly among customers in segments and industries more severely impacted by the ongoing effects of the COVID-19 pandemic, such as travel and hospitality. While we have not experienced significant disruptions from the COVID-19 pandemic thus far, we are unable to accurately predict the full impact that the COVID-19 pandemic will have due to numerous uncertainties, including the severity and spread of new or existing variants of the virus between regions, changes in infection and vaccination rates in each region, the duration of the pandemic globally and regionally, additional actions that may be taken by governmental authorities, the impact to the businesses of our customers and partners, individuals’ and companies’ risk tolerance regarding health matters going forward, and other factors identified in Part I, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain, and the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, even after the COVID-19 pandemic has subsided. We are continuously evaluating the nature and extent of the impact to our business, including our reopening plans, consolidated results of operations, and financial condition.

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

•
Surveys: Our leading survey software products enable our customers to listen and take action on stakeholder feedback. We have designed products that optimize the quality of stakeholder feedback and maximize response rates to help our customers improve customer experiences, develop a diverse and high performing workforce, and grow their business. We offer our basic survey plan to individuals at no charge. We also offer multiple tiers of subscriptions to individual paying users, with pricing based on functionality, including advanced survey logic; branding and customization tools; analysis features; and support options. We offer SurveyMonkey team plans for small teams and departments that need to collaborate on survey projects. In addition to the features available in paid plans for individuals, SurveyMonkey team plans provide advanced collaboration features for survey creation and analysis, centralized team administration, and a team library for survey themes, templates, and brand assets. Team plans start at three users per team, billed annually on a subscription basis, and include flexible roles and pricing for survey creators and analysts. For organizations, we offer SurveyMonkey Enterprise, which extends our survey platform with enterprise-grade security and an enhanced set of capabilities (including managed user accounts, customized company branding, collaboration capabilities, and deep integrations with a broad set of leading software applications) that enable users to support multiple, advanced feedback use cases across the organization. Revenue from Surveys is generated primarily on a subscription basis.
•
Customer Experience: Our Customer Experience offering enables companies to leverage in-the-moment customer feedback to deliver exceptional experiences that engage and retain their customers. Our Customer Experience offering simplifies customer feedback collection and analysis through its integration with customer relationship management (“CRM”) data to help companies better understand key customer segments, and its accessibility within the systems companies already use to help them take action quickly in service of their customers. Our Customer Experience offering captures a company’s customer feedback from across key digital channels and within offline or proprietary business systems, combines this feedback with operational customer data to build a deeper understanding of their customers and their preferences, and automates feedback-based actions through integrations with that company’s existing system of record and other key business systems. We differentiate our Customer Experience offering in the market based on our software’s ease-of-implementation and use, time-to-value relative to alternative solutions, and rich integration across the Salesforce ecosystem. Our Customer Experience offering is sold through our sales-assisted channel. Revenue from Customer Experience is generated primarily on a subscription basis.
•
Market Research: Our Market Research solutions are the underlying software products powering the Market Insights, Brand Insights, and Product Experience categories of solutions. Our market research offerings enable customers to quickly collect and analyze actionable insights from a targeted audience on a number of market research needs, including analyzing market opportunities, measuring brand and campaign effectiveness, and gaining insights on existing and future product lines. Our Market Research solutions are sold through our sales-assisted channel. Revenue from Market Research is generated primarily on a transactional basis, with our customers having the option to preload Market Research Credits that can be used to pay for projects, solutions, and services throughout a 12-month term.
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
o
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

As of December 31, 2021, we had over 17 million active users. As of March 31, 2022 and 2021, we had approximately 894,400 and 845,800 paying users, respectively, which we define as an individual customer of our survey platform or form-based application, a seat within a SurveyMonkey Enterprise deployment or a subscription to one of our purpose-built solutions. Of our paying users as of March 31, 2022 and 2021, we had approximately 13,700 and 8,800 customers, respectively, who purchased our software through our sales-assisted channel. Our average revenue per paying user (“ARPU”) was $535 and $498 for the three months ended March 31, 2022 and 2021, respectively. We calculate ARPU as revenue during a given period divided by the average number of paying users during that period. We calculate the average number of paying users by adding the number of paying users as of the end of the prior period to the number of paying users as of the end of the current period, and then dividing by two. For interim periods, we use annualized revenue which is calculated by dividing the revenue for the period by the number of days in that period and multiplying this value by 365 days.1

As of March 31, 2022, over 90% of our trailing 12-month bookings were from organizational domain-based customers, which are customers who register with us using an email account with an organizational domain name, such as @momentive.ai, but excludes customers with email addresses hosted on widely used domains such as @gmail, @outlook or @yahoo. As of March 31, 2022, our dollar-based net retention rate for organizational domain-based customers was over 100%. We calculate bookings as the sum of the monthly and annual contract values for contracts sold during a period for our monthly and annual customers, respectively. We calculate organizational dollar-based net retention rate as of a period end by starting with the trailing 12 months of bookings from the cohort of all domain-based customers as of the 12 months prior to such period end (“Prior Period Bookings”). We then calculate the trailing 12 months of bookings from these same customers as of the current period end (“Current Period Bookings”). Current Period Bookings includes any upsells and is net of contraction or attrition, but excludes bookings from new domain-based customers in the current period. We then divide the total Current Period Bookings by the total Prior Period Bookings to arrive at the organizational dollar-based net retention rate.

______________________________

1 In the third quarter of 2021, we refined our methodology to more accurately capture the number of paying users, and due to a calculation error, we overstated the number of paying users in the third and fourth quarters of 2021. The number of paying users for the third and fourth quarters of 2021 was originally reported as 883,100 and 888,700, respectively, but should have been reported as 877,100 and 879,600, respectively. As a result, we also understated ARPU in the third and fourth quarters of 2021. ARPU for the three and nine months ended September 30, 2021 was originally reported as $522 and $512, respectively, but should have been reported as $524 and $514, respectively. ARPU for the year ended December 31, 2021 was originally reported as $519, but should have been reported as $522.

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

Remaining Performance Obligations

	As of March 31,
(in thousands)	2022	2021
Remaining performance obligations ("RPO")	$245,394	$204,923

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by operating activities:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$(4,900)	$17,318
Purchases of property and equipment	(441)	—
Capitalized internal-use software	(2,565)	(2,268)
Free cash flow	$(7,906)	$15,050

Free cash flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP.

Components of Results of Operations

Revenue

We derive a substantial majority of our revenue from sales of subscriptions to our software products in the survey and customer experience categories. We also generate a small portion of revenue from sales of market research solutions.

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

Restructuring. Restructuring expenses primarily include personnel costs, other contract termination costs, and impairment of certain assets. Personnel costs include severance payments, stock-based compensation and other benefits. Other contract termination expenses related to the restructuring include amortization of intangibles without future economic benefit and infrastructure write-offs associated with vacated facilities.

Interest Expense

Interest expense consists of interest on our credit facilities. For additional information regarding our credit facilities, see Note 12 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Other Non-Operating (Income) Expense, Net

Other non-operating (income) expense, net consists primarily of interest income, net foreign currency exchange gains and losses, and other gains and losses.

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

	Three Months Ended March 31,
(in thousands)	2022	% of Revenue	2021	% of Revenue
Revenue	$116,986	100%	$102,298	100%
Cost of revenue(1)(2)(3)	22,903	20%	20,772	20%
Gross profit	94,083	80%	81,526	80%
Operating expenses:
Research and development(1)(3)	36,716	31%	32,983	32%
Sales and marketing (1)(2)(3)	59,636	51%	52,036	51%
General and administrative(1)(3)	27,917	24%	23,322	23%
Restructuring(1)(2)	4,883	4%	—	—%
Total operating expenses	129,152	110%	108,341	106%
Loss from operations	(35,069)	(30)%	(26,815)	(26)%
Interest expense	2,226	2%	2,299	2%
Other non-operating (income) expense, net	(134)	—%	315	—%
Loss before income taxes	(37,161)	(32)%	(29,429)	(29)%
Provision for income taxes	216	—%	218	—%
Net loss	$(37,377)	(32)%	$(29,647)	(29)%

(1) Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended March 31,
(in thousands)	2022	% of Revenue	2021	% of Revenue
Cost of revenue	$1,409	1%	$1,482	1%
Research and development	8,644	7%	9,497	9%
Sales and marketing	6,065	5%	5,778	6%
General and administrative	7,375	6%	6,842	7%
Restructuring	2,761	2%	—	—%
Stock-based compensation, net of amounts capitalized	$26,254	22%	$23,599	23%

(2) Includes amortization of acquisition intangible assets as follows:

	Three Months Ended March 31,
(in thousands)	2022	% of Revenue	2021	% of Revenue
Cost of revenue	$1,414	1%	$1,490	1%
Sales and marketing	1,452	1%	1,133	1%
Restructuring	45	—%	—	—%
Amortization of acquisition intangible assets	$2,911	2%	$2,623	3%

(3) Includes transaction expenses associated with the terminated merger with Zendesk. See Note 1 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue and cost of revenue

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Revenue	$116,986	$102,298	$14,688	14%
Cost of revenue	22,903	20,772	2,131	10%
Gross profit	$94,083	$81,526	$12,557	15%
Gross margin	80%	80%

Revenue increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Paying users increased 6% from approximately 845,800 as of March 31, 2021 to approximately 894,400 as of March 31, 2022 and ARPU increased 7% from $498 for the three months ended March 31, 2021 to $535 for the three months ended March 31, 2022.

Revenue growth was driven by an increase of $4.7 million, or 7%, in our self-serve channel, as well as an increase of $10.0 million, or 32%, in our sales-assisted channel, driven by a combination of demand arising from use cases related to the COVID-19 pandemic as well as ongoing refinement of our pricing and packaging that has driven an increase in customers upgrading to paid plans. Revenue from our sales-assisted channel accounted for 35% and 30% of revenue for the three months ended March 31, 2022 and 2021, respectively.

Cost of revenue increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a $1.0 million increase in personnel costs, a $0.8 million increase in external sample costs and charitable donations associated with SurveyMonkey Audience, our market research panel solution, a $0.7 million increase in web hosting costs and payment processing fees, partially offset by decreases in capitalized software amortization and amortization of intangible assets related to our prior acquisitions. The increase in personnel costs was primarily due to $0.7 million increase in employee-related expenses due to headcount growth and $0.3 million of employee retention bonuses related to the Merger.

Our gross margin increased minimally for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to the increase in revenue.

Research and development

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Research and development	$36,716	$32,983	$3,733	11%

Research and development expenses increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a $3.3 million increase in personnel related costs, including $1.5 million increase in employee-related expenses due to headcount growth and $1.8 million of employee retention bonuses related to the Merger. In addition, there were increases in professional services and IT costs. In addition, there were increases in professional services and IT costs.

Sales and marketing

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$59,636	$52,036	$7,600	15%

Sales and marketing expenses increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a $6.7 million increase in personnel related costs and an increase of $1.2 million in costs related to brand campaigns and paid marketing. The increase in personnel costs was primarily due to a $5.0 million increase in employee-related expenses due to headcount growth and $1.7 million of employee retention bonuses related to the Merger. In addition, there were increases in professional services and IT costs.

General and administrative

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
General and administrative	$27,917	$23,322	$4,595	20%

General and administrative expenses increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a $3.1 million increase in personnel related costs and a $1.1 million increase in outside legal, investor relationship and other professional fees related to merger transaction costs. The increase in personnel costs was primarily due to a $1.5 million increase in employee-related expenses due to headcount growth and $1.6 million of employee retention bonuses related to the Merger.

Restructuring

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Restructuring	$4,883	$—	$4,883	100%

Restructuring expenses increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due the restructuring plan implemented in March 2022.

Interest expense

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Interest expense	$2,226	$2,299	$(73)	(3)%

Interest expense decreased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to lower average debt balances from our repayment of principal under the Term Loan. For additional information regarding our credit facilities, see Note 12 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Other non-operating (income) expense, net

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Other non-operating (income) expense, net	$(134)	$315	$(449)	(143)%

Other non-operating income, net for the three months ended March 31, 2022 increased compared to the three months ended March 31, 2021 (where the amounts resulted in other non-operating expense), primarily due to fluctuations in foreign currency exchange rates.

Provision for income taxes

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Provision for income taxes	$216	$218	$(2)	(1)%
Effective tax rate	(1)%	(1)%

The provision for income taxes decreased minimally for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to an increase in foreign research tax credits partially offset by increased state expenses.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, our principal sources of liquidity were cash and cash equivalents totaling $238.0 million and $305.5 million, respectively, all of which were bank deposits as well as cash to be received from customers and cash available under our credit facilities.

Since our inception, we have financed our operations primarily through payments received from our customers, borrowings under credit facilities and lines of credit, and our initial public offering in 2018.

On February 26, 2022, our board of directors authorized a stock repurchase program to repurchase up to $200.0 million of our common stock in the open market or in privately negotiated transactions (through 10b5-1 trading plans or otherwise). The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion, and the repurchase program does not have an expiration date. The actual timing, number and value of shares repurchased will be determined by our management at its discretion and will depend on a number of factors, including the market price of our stock, general business and market conditions, and other investment opportunities. During the three months ended March 31, 2022, we repurchased approximately 2.4 million shares of common stock for approximately $36.4 million. As of March 31, 2022, our remaining share repurchase authorization was approximately $163.6 million.

On March 2, 2022, we repaid $25.0 million of principal under the Term Loan, which was in accordance with the prepayment terms of the 2018 Credit Facility.

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

A significant majority of our customers pay in advance for annual subscriptions, which is a substantial source of cash. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which we recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2022 and December 31, 2021, we had deferred revenue of $216.2 million and $201.8 million, respectively, a substantial majority of which we expect to record as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$(4,900)	$17,318
Net cash used in investing activities	(3,006)	(2,268)
Net cash provided by (used in) financing activities	(59,653)	9,003
Effects of exchange rate changes on cash	393	(309)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(67,166)	$23,744

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

During the three months ended March 31, 2022, cash used in operating activities was $4.9 million, primarily due to our net loss of $37.4 million, adjusted for non-cash charges of $40.4 million and net cash outflows of $7.9 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense, bad debt expense and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by a $14.3 million increase in deferred revenue, partially offset by an increase in prepaid expenses and other assets of $8.2 million, a $6.9 million decrease in accrued compensation, a $2.3 million decrease in accounts payable and accrued liabilities, a $1.0 million decrease in accounts receivable, and cash used for operating lease liabilities of $3.8 million.

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

Net cash used in investing activities during the three months ended March 31, 2022 of $3.0 million was primarily attributable to cash used for the development of internal-use software of $2.6 million that is capitalized and purchases of property and equipment of $0.4 million.

Net cash used in investing activities during the three months ended March 31, 2021 of $2.3 million was primarily attributable to cash used for the development of internal-use software.

Cash Flows from Financing Activities

Cash used in financing activities during the three months ended March 31, 2022 of $59.7 million was primarily attributable to payments for share repurchases of $36.4 million and principal payments on our credit facilities of $25.6 million, partially offset by proceeds from the exercise of stock options of $2.3 million.

Cash provided by financing activities during the three months ended March 31, 2021 of $9.0 million was primarily attributable to proceeds from the exercise of stock options of $9.5 million, partially offset by the principal payments on our credit facilities of $0.5 million.

Contractual Obligations

Our principal commitments consist of obligations under our credit facilities and leases for office space. As of March 31, 2022, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter
Credit facilities(1)	$187,300	$1,650	$2,200	$2,200	$181,250	$—	$—
Interest payments on credit facilities(1)	27,690	6,006	7,889	7,816	5,979	—	—
Operating leases(2)	95,170	11,177	14,341	13,778	13,546	13,952	28,376
Purchase commitments(3)	29,295	10,635	14,366	4,294	—	—	—
Total contractual obligations	$339,455	$29,468	$38,796	$28,088	$200,775	$13,952	$28,376

(1)
Represents the principal balances and related interest payments to be paid in connection with our 2018 Credit Facility. Interest payments on our 2018 Credit Facility are based upon the applicable interest rates as of March 31, 2022 and are subject to change in future periods. For additional information regarding our credit facilities, see Note 12 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

(2)
Primarily consists of future non-cancelable minimum rental payments under operating leases for our corporate headquarters and our other facilities. The amounts above exclude expected sublease payments to be received of approximately $3.3 million. For additional information regarding our operating lease obligations, see Note 10 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

(3)
Primarily consists of open non-cancellable purchase orders for data center hosting services and the procurement of goods and services in the ordinary course of business.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these judgements, estimates and actual results, our financial condition or results of operations would be affected. We base our judgements and estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting judgements and estimates of this type as critical accounting policies and estimates, which we discuss below. There have been no material changes to our critical accounting policies and estimates for the three months ended March 31, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. To date, we have not entered into any material derivative financial instruments. During the three months ended March 31, 2022 and 2021, we did not have any material amount of derivative financial instruments. A hypothetical 10% change in foreign currency exchange rates for the three months ended March 31, 2022 applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $238.0 million and $305.5 million, respectively, which consisted primarily of bank deposits. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. For the three months ended March 31, 2022, a hypothetical 10% change in interest rates would not have had a material impact on our financial statements.

As of March 31, 2022 and December 31, 2021, we had borrowings under our credit facilities comprising of $187.3 million and $212.9 million aggregate principal value, respectively. Loans under the credit facilities accrue interest based upon, at our option, either at an ABR or a Eurocurrency rate, in each case plus an applicable margin, which exposes us to interest rate risk. Additionally, in March 2021, relevant regulators confirmed that the publication of the one-week and two-month U.S. dollar London Interbank Offered Rate (“LIBOR”) would cease after December 31, 2021, and all remaining U.S. dollar LIBOR tenors would cease after June 30, 2023. Our credit facilities provide that we may borrow at LIBOR or LIBOR-successor benchmark-based rates of interest that vary depending on our credit ratings and prevailing market conventions. The planned phase out of LIBOR as a benchmark may also result in an increase on our future interest obligations. As of March 31, 2022, a 100 basis point increase in the ABR would result in an increase in interest payments on our debt of $0.3 million.

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

Seven complaints were filed by purported Momentive stockholders, each of which sought to enjoin the Merger and other relief. The complaints assert claims against certain defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in the joint proxy statement/prospectus and against certain defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. All seven complaints have been voluntarily dismissed following the termination of the Merger of Zendesk. See “Legal Matters” under “Commitments and Contingencies” in Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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
•
as a substantial portion of our sales efforts are increasingly targeted at winning sales-assisted customers, we may not succeed in building a significant and effective salesforce or managing our sales channels effectively, our sales cycle may become lengthier and more expensive, we may encounter greater pricing pressure and our customers may be displeased with our support and services;
•
our inability to successfully retain our existing senior management and other key personnel or to attract and retain new qualified personnel could materially and adversely impact our ability to operate or grow our business;
•
general global economic conditions (including Russia's invasion of Ukraine) and our inability to compete successfully in our markets may materially and adversely affect demand for our products, services and solutions;

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

•
we cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value and repurchases could increase the volatility of the trading price of our stock and will diminish our cash reserves;

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

Additionally, many of our users initially register to use our free basic survey product. We strive to demonstrate the value of our products to our registered users, thereby encouraging them to convert to paying users through end-of-survey marketing. As of December 31, 2021, we had over 17 million active users, of which approximately 894,400 were paying users. The actual number of unique users may be lower than we report as one person could count as multiple, active users or paying users. For example, if an individual paying user also had a designated seat in a SurveyMonkey Enterprise deployment, we would count that person as two paying users. As a result, we may have fewer unique users that we may be able to convert, upsell or cross-sell. Our inability to determine the number of our unique users is a limitation in the data that we measure and may adversely affect our understanding of certain aspects of our business and make it more challenging to manage our business. Most of our active users never convert to a paying user, and if we are unable to convert free users to paying users, our business, results of operations and financial condition could suffer.

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

As a substantial portion of our sales efforts are increasingly targeted at winning sales-assisted customers, our sales cycle may become lengthier and more expensive, we may encounter greater pricing pressure and our customers may be displeased with our customer support, all of which could harm our business and results of operations.

As a substantial portion of our sales efforts are increasingly targeted at prospective sales-assisted customers, we face greater costs, longer sales cycles and less predictability in the completion of some of our sales. In this market, the customer’s decision to use our products may be an enterprise-wide decision, in which case these types of sales require us to provide greater levels of customer education to familiarize these customers with the uses, features and benefits of our products and purpose-built solutions, as well as education regarding our security and governance practices and compliance with privacy and data protection laws and regulations, especially for those customers in more heavily-regulated industries. In addition, larger enterprises may demand more support services and features, which puts additional pressure on our support and success organizations to satisfy the increased support required for our customers. Further, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional survey platform resources to paying users in order to familiarize these new customers with our value proposition, or require us to hire additional support personnel, which could increase our costs, lengthen our sales cycle and divert our own sales and professional services resources to a smaller number of larger customers, while potentially requiring us to delay revenue recognition on some of these transactions. These significant expenditures in time and money may not result in a sale. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of our products and solutions to our customers. If a customer is not satisfied with the quality or interoperability of our products and solutions with their own IT environment, we could incur additional costs to address the situation, which could adversely affect our margins. Moreover, any customer dissatisfaction with our products and solutions, or a failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could damage our ability to encourage broader adoption of our products by that customer and generate positive recommendations to other potential users. In addition, any negative publicity resulting from such situations, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

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

We have worked to develop a strong culture around our team, which is built on four key pillars of celebrating curiosity, maintaining a diverse, collaborative and inclusive work environment, seeking to positively influence our industry and community, and delivering value to our customers. We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Preservation of our corporate culture is also made more difficult as the majority of our work force has been working from home due to the COVID-19 pandemic. While all our offices have reopened at full capacity, we have transitioned to a hybrid work model where most of our employees have the flexibility to determine the amount of time they work from home or in our offices, which may present operational challenges and risks, including negative employee morale and productivity, low employee retention, and increased compliance and tax obligations in a number of jurisdictions. Our headcount growth may result in a change to our corporate culture, which could harm our business.

We depend on our talent to grow and operate our business, and if we are unable to hire, integrate, develop, motivate and retain our personnel, we may not be able to grow effectively.

Our future success depends, in part, on our ability to identify, hire, integrate, develop, motivate and retain top talent, including senior management, engineers, designers, product managers, sales representatives and customer support representatives. Our ability to execute efficiently is dependent upon contributions from all of our employees, in particular our senior management team. As we continue to grow, we cannot guarantee we will continue to attract new employees or retain the personnel we need to maintain our competitive position, and this risk may be exacerbated by factors related to restructuring initiatives or the termination of the Merger, including the volatility of our stock price and increased recruiting efforts by other companies. Competition for these resources, particularly for engineers, is intense, and competition for the facilities to house our employees is also intense, especially in the San Francisco Bay Area where our headquarters is located. We may need to invest significant amounts of cash and equity for new and existing employees, and we may never realize returns on these investments. We also are investing heavily in our facilities. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed. Employees may be more likely to resign if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value, or the trading price of our common stock continues to be volatile, including the recent volatility in our trading price during the pendency, and after the termination, of the Merger.

In addition, our future also depends on the continued contributions of our senior management team and other key personnel, each of whom would be difficult to replace. The loss of one or more of our key employees, and any failure to have in place and execute an effective succession plan for key executives, could seriously harm our business. Although we have entered into employment agreements or offer letters with our key employees, these agreements have no specific duration and constitute at-will employment, and we do not maintain key person life insurance for any employee. In addition, from time to time, there may be changes in our senior management team, including through restructuring initiatives, that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business, results of operations and financial condition could be harmed.

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
•
our ability to successfully implement any restructuring of our operations;
•
general industry, market and macroeconomic conditions, including the impacts associated with the COVID-19 pandemic, inflation and war;
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
•
changing tax laws and regulations.

Our historical operating results may not be indicative of our future operating results. In addition, global economic concerns, including those caused by the COVID-19 pandemic and the Russian invasion of Ukraine, continue to create uncertainty and unpredictability and add risk to our future outlook. An economic downturn in any particular region in which we do business or globally could result in reductions in sales of our products, decreased renewals of existing arrangements and other adverse effects that could harm our business, results of operations and financial condition. In addition, borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. In March 2021, relevant regulators confirmed that the publication of the one-week and two-month U.S. dollar LIBOR would cease after December 31, 2021, and all remaining U.S. dollar LIBOR tenors would cease after June 30, 2023. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Although our existing credit facilities provide for application of successor rates based on prevailing market conditions, it is not currently possible to predict the effect of any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. As a result, our future interest obligations may increase and adversely impact our results of operations.

We have substantial indebtedness and lease obligations, which reduce our capability to withstand adverse developments or business conditions.

We have incurred substantial indebtedness, and as of March 31, 2022, our total aggregate indebtedness was approximately $187.3 million of principal outstanding. We also have, and will continue to have, significant lease obligations. As of March 31, 2022, our total aggregate obligations under our long-term leases was $95.2 million. Our payments on our outstanding indebtedness and lease obligations are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, including the global economic uncertainties and downturns as a result of the COVID-19 pandemic or the Russian invasion of Ukraine, since our cash flows would decrease but our required payments under our indebtedness and lease obligations would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit facilities and agreements governing our other indebtedness and lease obligations and may impact our ability to pay or refinance our indebtedness or lease obligations as they come due, which would adversely affect our business, results of operations and financial condition.

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
•
limit our ability to execute our share repurchase program;
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

The scope and complexity of our business have also increased significantly. The growth and expansion of our business creates significant challenges for our management, operational and financial resources. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations. To effectively manage our growth, we must continue to improve our operational, financial and management processes and systems and to effectively expand, train and manage our employee base, and do so remotely in a hybrid work environment where some of our employees will be working in the office and others will be working remotely. This hybrid work model may present operational challenges and risks, including negative employee morale and productivity, low employee retention, and increased compliance and tax obligations in a number of jurisdictions. As our organization continues to grow and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and solutions. This could negatively affect our business performance.

We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of March 31, 2022, 37% of our employees had been with us for less than one year and 17% for more than one year but less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other internet, software and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-compensating employees and the challenges of integrating a growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have expanded our operating and financing lease obligations and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, especially remotely, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be adversely affected.

Additionally, if we do not effectively manage the growth of our business and operations, including the implementation of restructuring initiatives, the quality of our products and solutions could suffer, which could negatively affect our brand, results of operations and overall business. Further, we have made changes in the past, and will likely make changes in the future, to our products that our customers may not like, find useful or agree with. We may also decide to discontinue certain features, products or solutions or charge for certain features, products or solutions that are currently free or increase fees for any of our features, products or solutions. If users are unhappy with these changes, they may decrease their usage of our products or stop using them generally, and in the past we have experienced a decrease in our number of paying users as a result of pricing changes. In addition, they may choose to take other types of action against us, such as organizing petitions or boycotts focused on our company, our website or our products and services, filing claims with the government or other regulatory bodies or filing lawsuits against us. Any of these actions could negatively impact our growth and brand, which would harm our business.

If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.

We conduct our business around the world and a significant portion of our transactions outside of the United States are denominated in foreign currencies. As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates and any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our operating margins. Exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability and hinder our ability to predict our future results and earnings. For example, because we recognize revenue over time, exchange rate fluctuations at one point in time may have a negative impact in future quarters. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition. Additionally, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During the three months ended March 31, 2022 and 2021, we did not have any material amount of derivative financial instruments.

Expansion into international markets is important for our growth, and as we expand internationally, we will face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs and hinder such growth.

Continuing to expand our business to attract users in countries other than the United States is a critical element of our business strategy. An important part of targeting international markets is increasing our brand awareness and developing offerings that are localized and customized for the users in those markets. We have a limited operating history as a company outside of the United States. We expect to continue to devote significant resources to international expansion through acquisitions and partnerships, the establishment of additional offices and increasing our foreign language offerings. Our ability to expand our business and to attract talented employees and users in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including but not limited to risks associated with recruiting and retaining talented and capable management and employees in foreign countries; challenges caused by distance, time zone, language and cultural differences; developing and customizing products and solutions that appeal to the tastes and preferences of users in international markets; competition from local survey providers with significant market share in those markets and with a better understanding of user preferences; reliance on third parties and partnerships to provide product support and services that we do not resource directly outside of the United States, such as panelists for our SurveyMonkey Audience solution; protecting and enforcing our intellectual property rights; the inability to extend proprietary rights in our brand, content or technology into new jurisdictions; compliance with applicable foreign laws and regulations, including privacy and data protection laws and laws relating to content; credit risk and higher levels of payment fraud; currency exchange rate fluctuations; protectionist laws and business practices that favor local businesses in some countries; foreign tax consequences; foreign exchange controls or U.S. tax restrictions that might restrict or prevent us from repatriating income earned in countries outside of the United States; political, economic and social instability (including Russia's invasion of Ukraine); higher costs associated with doing business internationally; export or import regulations; and trade and tariff restrictions.

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

In addition, there has been increased uncertainty around the legality of various mechanisms for personal data transfers from the European Union to the United States, the United Kingdom, and other countries outside the European Union, which may have a significant impact on the transfer of data from the European Union to companies in the United States or other jurisdictions, including us. For example, we may have to require some of our vendors who process personal data to take on additional privacy, data protection and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. We may also have to substantially reorganize our infrastructure to meet local requirements regarding data storage, access and transfer which also has the potential to adversely impact our business and cause significant additional expense. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient or if our users and customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to orders to suspend our services, enforcement actions or investigations by the Federal Trade Commission, Attorney General of California or other states, individual EU Data Protection Authorities or lawsuits by private parties, use of our products could decline and our business could be negatively impacted. There is also uncertainty as to whether certain legal mechanisms for the lawful transfer of data from the European Union to the United States or other jurisdictions will withstand legal challenges, and such legal mechanisms may be modified or replaced. If the mechanisms on which we rely for the transfer of data are found to be invalid or are modified or replaced, our business would be substantially impacted, as key agreements may need to be renegotiated, customers may lose confidence in our ability to transfer data legally from the European Union to the United States or other jurisdictions and we may be subject to orders to suspend our services, enforcement actions or investigations by the Federal Trade Commission, Attorney General of California or other states, or EU Data Protection Authorities or other regulatory authorities in other jurisdictions.

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

For example, the European Union has enacted the GDPR, which became effective in May 2018 and the State of California has enacted the CCPA which became effective on January 1, 2020. A new ballot initiative, the California Privacy Rights Act 2020 (“CPRA”), was also passed in November 2020 and becomes effective on January 1, 2023. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. Additionally, the current data protection legislation in the United Kingdom substantially mirrors the GDPR, but there is uncertainty with regard to how the United Kingdom data protection regime will evolve now that it has left the European Union. These laws require greater compliance efforts for companies with users or operations in the European Union, United Kingdom and/or California and provides for fines of: in the case of the GDPR, up to the greater of €20,000,000 or 4% of global annual revenue for noncompliance; or in the case of the CCPA, up to $2,500 per violation or $7,500 for each intentional violation, as well as a private right of action for certain failures to implement and maintain reasonable security measures. .

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

In June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. The United Kingdom left the European Union on January 31, 2020 with a transition period through December 31, 2021. The risks are yet undetermined depending on the outcomes of negotiations that could arise during this time period and beyond. A Data Protection Act has been enacted that substantially implements GDPR, which became law in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations and enforcement strategies will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.

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

For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus and could impose wider sanctions and export restrictions and take other actions should the conflict continue to escalate. While we currently do not have any significant exposure, any exports or sales of our software or services into Russia and Belarus may be impacted by these restrictions. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our offerings are widely distributed throughout the world. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations, and penalties.

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
•
costs and delays associated with developing software and providing support in multiple languages; and
•
political unrest, war (including Russia's invasion of Ukraine) or terrorism, or regional natural disasters or pandemics (including the COVID-19 pandemic), particularly in areas in which we have facilities.

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

We have incurred net losses on an annual basis since our reincorporation. We incurred net losses of approximately $37.4 million and $29.6 million during the three months ended March 31, 2022 and 2021, respectively. We had an accumulated deficit of approximately $654.9 million as of March 31, 2022. As we strive to grow our business, we expect expenses to increase in the near term, particularly as we continue to make investments to scale our business. For example, we are actively investing in our sales team, and we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. We also expect our research and development expenses to increase as we continue to hire employees for our engineering, product and design teams to support these efforts. In addition, we will incur additional general and administrative expenses to support both our growth as well as our operations as a publicly traded company. These investments may not result in increased revenue or growth in our business. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our survey platform, the entry of competitive survey platforms or other products or the success of existing competitive products and solutions. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business, results of operations and financial condition would be adversely affected.

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

The COVID-19 pandemic continues to impact worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of the disease, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate, which could negatively impact our business. For example, we modified our business practices in response to the COVID-19 pandemic, including restricting business-related travel and instituting work-from-home policies. We continue to evaluate and refine our return to office strategy and real estate needs. Specifically, we have reopened our offices and resumed operations under a hybrid model where most of our employees have the flexibility to determine the amount of time they work from home and in our offices. Although many jurisdictions have relaxed their guidelines and restrictions, in some cases, these have been, or may in the future be, reinstated. Precautionary measures that have been adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles or create operational or other challenges, any of which could harm our business, results of operations and financial condition. For example, we have experienced an increase in attrition rates and impact to our sales cycle length, particularly among customers in segments and industries more severely impacted by the ongoing effects of the COVID-19 pandemic, such as travel and hospitality, and these conditions can affect the rate of IT spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts all of which could adversely affect our future sales and operating results. In addition, the severity and spread of new or existing variants of the virus and changes in infection rates may impact the health and productivity of our workforce and may disrupt the operations of our customers, partners and other third-party providers for an indefinite period of time, including as a result of travel restrictions and business shutdowns. It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

Our business could be disrupted by catastrophic events and man-made problems, such as power disruptions, data security breaches, war and terrorism.

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

Our operations are subject to the effects of a rising rate of inflation.

The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 7.0% for 2021. If the inflation rate continues to increase, such as increases in the costs of labor, it will likely affect all of our expenses, especially employee compensation expenses. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a hyper-competitive wage environment that may increase our operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock may fluctuate substantially depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. On February 25, 2022, at a special meeting of Zendesk's stockholders, a proposal to approve the issuance of Zendesk shares in connection with the Merger was not approved by Zendesk’s stockholders. As a result, following the special meeting on February 25, 2022, Zendesk terminated the Merger Agreement effective immediately in accordance with its terms. During the pendency of the Merger, the trading price of our common stock was volatile, has continued to be volatile since the termination of the Merger, and may fluctuate significantly in the future in response to numerous factors, many of which are outside our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause continuing fluctuations in the trading price of our common stock include the following:

•
price and volume fluctuations in the overall stock market from time to time;
•
the sale of shares of common stock by certain investors who acquired our common stock during the pendency of the Merger, and the purchase by other investors of shares of our common stock following the termination of the Merger;
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
•
trading activity under our stock repurchase program;
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
•
general economic conditions and trends, including inflation, trade conflicts or the imposition of tariffs;
•
major catastrophic events (including Russia's invasion of Ukraine) or pandemics (including the COVID-19 pandemic) in our domestic and foreign markets; and
•
“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.

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

Our existing credit agreement, as amended, contains a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, transfer or dispose of assets, pay dividends or make distributions, incur additional indebtedness, repurchase shares of common stock, create liens, make investments, loans and acquisitions, engage in transactions with affiliates, merge or consolidate with other companies or sell substantially all of our assets. Our credit agreement is guaranteed by us and certain of our subsidiaries and secured by substantially all of the assets of the borrower subsidiary, us and the guarantor subsidiaries. The terms of our credit agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies, including the share repurchase program. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Additionally, our obligations to repay principal and interest on our indebtedness make us vulnerable to economic or market downturns.

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

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and will diminish our cash reserves.

Our board of directors has authorized a share repurchase program that does not have an expiration date. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program will reduce the market liquidity for our stock and could affect the trading price of our stock and increase volatility. Any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program will diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and could result in lower overall returns on our cash balances.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Shares of our capital stock outstanding as of March 31, 2022 are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our insiders and subject to periodic “blackout” periods, or held by our “affiliates” as defined in Rule 144 under the Securities Act, any unvested restricted stock awards, and restricted stock issued in connection with the acquisition of Usabilla.

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
•
establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving three-year staggered terms, although we intend to declassify our board of directors in connection with our 2022 Annual Meeting of Stockholders;
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

We have never declared nor paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, service our debt, and fund our share repurchase program, and we do not expect to declare or pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment, if any. Our ability to pay dividends is also subject to restrictions in our credit facilities as well as the restrictions on the ability of our subsidiaries to pay dividends or make distributions to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended March 31, 2022:

Periods	Total Number of Shares Purchased(1) (in thousands)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program(1) (in thousands)
January 1 - January 31, 2022	—	$—	—	$—
February 1 - 28, 2022	—	$—	—	$—
March 1 - 31, 2022	2,411	$15.09	2,411	$163,624
Total	2,411		2,411

(1) On February 26, 2022, our board of directors authorized a share repurchase program to repurchase up to $200.0 million of our common stock. The repurchase program does not have an expiration date. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through the open market or privately negotiated transactions (through 10b5-1 trading plans or otherwise).

(2) Average price paid per share includes costs associated with the repurchases.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 28, 2021, by and among Zendesk, Inc., Milky Way Acquisition Corp. and Momentive Global Inc.	8-K	001-38664	2.1	October 29, 2021
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-Q	001-38664	3.1	August 5, 2021
3.2	Fourth Amended and Restated Bylaws of the Registrant.	8-K	001-38664	3.2	June 21, 2021
4.1	Form of common stock certificate of the Registrant.	10-Q	001-38664	4.1	August 5, 2021
10.1*	Form of Change of Control and Severance Agreement between the Registrant and each of its officers.
10.2*	Offer Letter by and between Registrant and Priyanka Carr, dated February 27, 2022.
10.3*	Transition Agreement and Release by and between Registrant and Thomas E. Hale, dated February 27, 2022.
10.4*	Consulting Agreement by and between Registrant and Thomas E. Hale, dated February 27, 2022.
10.5	Cooperation Agreement between Momentive Global Inc. and Legion Partners Asset Management, LLC
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Momentive Global Inc.

Date: May 5, 2022	By:	/s/ JUSTIN D. COULOMBE
Justin D. Coulombe
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)