Form 10-Q
period 2022-06-30
MOMENTIVE GLOBAL INC.
filed 2022-08-04
CIK 1739936

f

ac

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares of registrant’s common stock outstanding as of July 29, 2022 was: 147,615,822.

Momentive Global Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2022

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except par value)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$209,447	$305,525
Accounts receivable, net of allowance of $1,400 and $894	33,140	32,489
Deferred commissions, current	9,173	7,945
Prepaid expenses and other current assets	15,380	11,363
Total current assets	267,140	357,322
Property and equipment, net	2,090	5,442
Operating lease right-of-use assets	35,020	52,232
Capitalized internal-use software, net	29,101	28,158
Acquisition intangible assets, net	6,583	10,773
Goodwill	458,596	463,736
Deferred commissions, non-current	14,717	13,200
Other assets	8,271	9,061
Total assets	$821,518	$939,924
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,949	$7,204
Accrued expenses and other current liabilities	24,129	30,725
Accrued compensation	44,889	45,873
Deferred revenue, current	218,379	200,658
Operating lease liabilities, current	8,157	9,587
Debt, current	1,900	1,900
Total current liabilities	307,403	295,947
Deferred revenue, non-current	837	1,165
Deferred tax liabilities	6,095	5,701
Debt, non-current	183,866	209,816
Operating lease liabilities, non-current	43,261	66,938
Other non-current liabilities	5,780	5,883
Total liabilities	547,242	585,450
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.00001 par value; 100,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.00001 par value; 800,000 shares authorized; 149,233 and 150,398 shares issued and outstanding)	1	2
Additional paid-in capital	961,978	971,604
Accumulated other comprehensive income (loss)	(4,229)	414
Accumulated deficit	(683,474)	(617,546)
Total stockholders’ equity	274,276	354,474
Total liabilities and stockholders’ equity	$821,518	$939,924

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenue	$120,163	$109,392	$237,149	$211,690
Cost of revenue(1)(2)(3)	22,491	21,688	45,394	42,460
Gross profit	97,672	87,704	191,755	169,230
Operating expenses:
Research and development(1)(3)	35,630	34,225	72,346	67,208
Sales and marketing (1)(2)(3)	61,298	56,025	120,934	108,061
General and administrative(1)(3)	29,537	24,170	57,454	47,492
Restructuring(1)(2)	(3,323)	—	1,560	—
Total operating expenses	123,142	114,420	252,294	222,761
Loss from operations	(25,470)	(26,716)	(60,539)	(53,531)
Interest expense	2,378	2,304	4,604	4,603
Other non-operating (income) expense, net	63	(119)	(71)	196
Loss before income taxes	(27,911)	(28,901)	(65,072)	(58,330)
Provision for income taxes	640	336	856	554
Net loss	$(28,551)	$(29,237)	$(65,928)	$(58,884)
Net loss per share, basic and diluted	$(0.19)	$(0.20)	$(0.44)	$(0.40)
Weighted-average shares used in computing basic and diluted net loss per share	148,646	146,242	149,454	145,467

(1) Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$1,624	$1,580	$3,033	$3,062
Research and development	8,703	10,313	17,347	19,810
Sales and marketing	6,358	6,414	12,423	12,192
General and administrative	8,905	7,266	16,280	14,108
Restructuring	—	—	2,761	—
Stock-based compensation, net of amounts capitalized	$25,590	$25,573	$51,844	$49,172

(2) Includes amortization of acquisition intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$492	$1,477	$1,906	$2,967
Sales and marketing	635	1,117	2,087	2,250
Restructuring	135	—	180	—
Amortization of acquisition intangible assets	$1,262	$2,594	$4,173	$5,217

(3) Includes transaction expenses associated with the terminated merger with Zendesk. See Note 1 for additional information.

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(28,551)	$(29,237)	$(65,928)	$(58,884)
Other comprehensive income (loss):
Foreign currency translation gains (losses)(1)	(3,696)	1,091	(4,643)	(1,862)
Total other comprehensive income (loss)(1)	(3,696)	1,091	(4,643)	(1,862)
Total comprehensive loss	$(32,247)	$(28,146)	$(70,571)	$(60,746)

(1) Net of tax effect which was not material.

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended June 30, 2022

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
March 31, 2022	150,420	$2	$964,474	$(533)	$(654,923)	$309,020
Common stock issued upon vesting of restricted stock units	1,071	—	—	—	—	—
Common stock issued upon stock option exercise	42	—	554	—	—	554
Common stock issued under employee stock purchase plan	268	—	2,751	—	—	2,751
Repurchases of common stock	(2,568)	(1)	(32,120)	—	—	(32,121)
Stock-based compensation expense	—	—	26,319	—	—	26,319
Comprehensive loss	—	—	—	(3,696)	—	(3,696)
Net loss	—	—	—	—	(28,551)	(28,551)
June 30, 2022	149,233	$1	$961,978	$(4,229)	$(683,474)	$274,276

For the three months ended June 30, 2021

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
March 31, 2021	145,638	$1	$869,174	$2,255	$(523,944)	$347,486
Common stock issued upon vesting of restricted stock units	1,026	—	—	—	—	—
Common stock issued upon stock option exercise	588	—	8,186	—	—	8,186
Common stock issued under employee stock purchase plan	246	—	3,873	—	—	3,873
Stock-based compensation expense	—	—	26,150	—	—	26,150
Comprehensive income	—	—	—	1,091	—	1,091
Net loss	—	—	—	—	(29,237)	(29,237)
June 30, 2021	147,498	$1	$907,383	$3,346	$(553,181)	$357,549

For the six months ended June 30, 2022

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2021	150,398	$2	$971,604	$414	$(617,546)	$354,474
Common stock issued upon vesting of restricted stock units	1,948	—	—	—	—	—
Common stock issued upon stock option exercise	206	—	2,827	—	—	2,827
Common stock issued under employee stock purchase plan	268	—	2,751	—	—	2,751
Issuance of restricted stock awards	1,031	—	—	—	—	—
Issuance of performance stock awards	361	—	—	—	—	—
Repurchases of common stock	(4,979)	(1)	(68,496)	—	—	(68,497)
Stock-based compensation expense	—	—	53,292	—	—	53,292
Comprehensive loss	—	—	—	(4,643)	—	(4,643)
Net loss	—	—	—	—	(65,928)	(65,928)
June 30, 2022	149,233	$1	$961,978	$(4,229)	$(683,474)	$274,276

For the six months ended June 30, 2021

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2020	143,820	$1	$835,444	$5,208	$(494,297)	$346,356
Common stock issued upon vesting of restricted stock units	1,993	—	—	—	—	—
Common stock issued upon stock option exercise	1,229	—	17,758	—	—	17,758
Common stock issued under employee stock purchase plan	246	—	3,873	—	—	3,873
Issuance of restricted stock awards	274	—	—	—	—	—
Cancellation of restricted stock awards	(64)	—	—	—	—	—
Stock-based compensation expense	—	—	50,308	—	—	50,308
Comprehensive loss	—	—	—	(1,862)	—	(1,862)
Net loss	—	—	—	—	(58,884)	(58,884)
June 30, 2021	147,498	$1	$907,383	$3,346	$(553,181)	$357,549

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(65,928)	$(58,884)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,860	21,478
Non-cash leases expense	6,188	6,593
Gain on lease modification	(6,370)	—
Stock-based compensation expense, net of amounts capitalized	51,844	49,172
Deferred income taxes	395	197
Bad debt expense	1,191	590
Impairment of property and equipment	1,411	—
Other	844	310
Changes in assets and liabilities:
Accounts receivable	(2,151)	840
Prepaid expenses and other assets	(11,529)	(7,530)
Accounts payable and accrued liabilities	(3,272)	12,691
Accrued compensation	(487)	(1,052)
Deferred revenue	17,350	26,678
Operating lease liabilities	(7,596)	(7,522)
Net cash provided by (used in) operating activities	(1,250)	43,561
Cash flows from investing activities
Purchases of property and equipment	(449)	(322)
Capitalized internal-use software	(4,955)	(4,418)
Net cash used in investing activities	(5,404)	(4,740)
Cash flows from financing activities
Proceeds from stock option exercises	2,827	17,703
Proceeds from employee stock purchase plan	2,751	3,873
Payments to repurchase common stock	(68,497)	—
Repayment of debt	(26,100)	(1,100)
Net cash provided by (used in) financing activities	(89,019)	20,476
Effect of exchange rate changes on cash	(448)	101
Net increase (decrease) in cash, cash equivalents and restricted cash	(96,121)	59,398
Cash, cash equivalents and restricted cash at beginning of period	306,121	224,614
Cash, cash equivalents and restricted cash at end of period	$210,000	$284,012
Supplemental cash flow data:
Interest paid for term debt	$4,210	$4,267
Income taxes paid	$664	$618
Non-cash investing and financing transactions:
Stock compensation included in capitalized software costs	$1,448	$1,136
Lease liabilities arising from obtaining right-of-use assets, net of terminations and modifications	$(13,620)	$2,676

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Company Overview and Basis of Presentation

Business

Momentive Global Inc. (the “Company”) is an agile experience management company providing Software-as-a-Service (“SaaS”) solutions that help businesses shape what’s next for their stakeholders. The Company's solutions enable customers to collect, analyze, and act on feedback from their existing customers, prospective customers, and employees. The Company offers artificial intelligence powered solutions across five major categories of use cases: 1) Market Insights; 2) Brand Insights; 3) Customer Experience; 4) Employee Experience; and 5) Product Experience, and delivers these solutions across three major product categories—Surveys, Customer Experience, and Market Research. The Company was incorporated in 2011 as SVMK Inc., a Delaware corporation, and is the successor to operations originally started in 1999. In June 2021, SVMK Inc. was rebranded and changed its legal name to Momentive Global Inc. As a result, its common stock began trading under the ticker symbol “MNTV” instead of “SVMK” on The Nasdaq Global Select Market. In February 2022, the company announced plans to consolidate its product portfolio under two brands and web surfaces—Momentive and SurveyMonkey. The Momentive brand will represent the Company's suite of upmarket solutions, while SurveyMonkey will support the Company's complementary products for value-oriented customers who prioritize speed and ease of use. The Company’s headquarters are located in the United States and its international operations are primarily based in Ireland, Canada and the Netherlands.

Termination of Proposed Merger with Zendesk

On February 25, 2022, the Agreement and Plan of Merger (the “Merger Agreement”) the Company entered into with Zendesk Inc. (“Zendesk”) and Milky Way Acquisition Corp. (“Merger Sub”) on October 28, 2021 was terminated due to Zendesk stockholders’ failure to approve the issuance of Zendesk shares in connection with the proposed merger (the “Merger”). None of the Company, Zendesk or Merger Sub are expected to have any further liability under the Merger Agreement, subject to its terms. The Company incurred transaction expenses related to employee retention bonuses, legal, accounting, financial advisory, and other costs associated with the Merger. For the three months ended June 30, 2022, transaction expenses amounted to $5.4 million, of which, $0.3 million is included in cost of revenue, $1.6 million is included in research and development, $1.4 million is included in sales and marketing, and $2.1 million is included in general and administrative expenses in the accompanying condensed consolidated statement of operations. For the six months ended June 30, 2022, transaction expenses amounted to $11.9 million, of which, $0.6 million is included in cost of revenue, $3.4 million is included in research and development, $3.1 million is included in sales and marketing, and $4.8 million is included in general and administrative expenses in the accompanying condensed consolidated statement of operations. The employee retention bonuses granted in connection with the transaction were subject to the employee's continued service through June 30, 2022 and paid in July 2022.

Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of June 30, 2022, the statements of operations, comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021 are unaudited. Such condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These condensed consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain other prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect our results of operations or operating, investing and financing cash flows.

These condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2022, the results of operations for the three and six months ended June 30, 2022 and 2021, and cash

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

flows for the six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual periods.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on February 14, 2022.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods covered by the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates due to a variety of factors, including the unforeseen impacts from the ongoing COVID-19 pandemic, general macroeconomic conditions and inflation on the Company’s business and financial results. The Company is not aware of any specific event or circumstances that would require an update to its estimates, judgments or assumptions or a revision to the carrying value of its assets or liabilities as of the date of issuance of its financial statements. These estimates, judgments and assumptions may change in the future, as new events occur or additional information is obtained. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. The Company’s most significant estimate and use of judgment involves the valuation of acquired goodwill and intangibles from acquisitions.

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

Related Party Transactions

Certain members of the Company’s board of directors serve as board members, are executive officers of and/or (in some cases) are investors in companies that are customers and/or vendors of the Company. The Company incurred related party expenses of $1.2 million and $2.1 million for the three and six months ended June 30, 2022, respectively, and $0.9 million and $1.7 million during the three and six months ended June 30, 2021, respectively.

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

Other Non-Operating (Income) Expense

Other non-operating (income) expense, net consists primarily of interest income, net foreign currency exchange (gains) losses, net realized gains and losses related to investments, and other (income) expense. The components of other non-operating (income) expense recognized in the condensed consolidated financial statements is as follows:

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Interest income	$(444)	$(129)	$(609)	$(263)
Foreign currency (gains) losses, net	519	75	646	449
Other (income) expense, net	(12)	(65)	(108)	10
Other non-operating (income) expense, net	$63	$(119)	$(71)	$196

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

3. Revenue and Deferred Revenue

Disaggregated revenue

Revenue by sales channel was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Self-serve revenue	$76,055	$75,462	$151,858	$146,574
Sales-assisted revenue	44,108	33,930	85,291	65,116
Revenue	$120,163	$109,392	$237,149	$211,690

Self-serve revenues are generated from products purchased independently through our website.

Sales-assisted revenues are generated from products sold to organizations through our sales team.

In addition, see Note 4 for information regarding the Company’s revenue by geographic area.

Deferred revenue

The Company recognized into revenue $92.9 million and $149.3 million during the three and six months ended June 30, 2022, respectively, and $80.5 million and $125.5 million during the three and six months ended June 30, 2021, respectively, that was included in the deferred revenue balances at the beginning of each respective period.

Transaction price allocated to the remaining performance obligations

As of June 30, 2022, future estimated revenue related to non-cancelable performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period was $249.8 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

4. Geographical Information

Revenue by geography is generally based on the billing address of the customer. For purposes of its geographic revenue disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. The following table sets forth the percentage of revenue by geographic area:

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	65%	64%	64%	64%
Rest of world	35%	36%	36%	36%

No other country outside of the United States comprised 10% or greater of the Company’s revenue for each of the three and six months ended June 30, 2022 and 2021, respectively.

5. Cash and Cash Equivalents

As of June 30, 2022 and December 31, 2021, the following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$209,447	$305,525
Restricted cash included in prepaid expenses and other current assets	553	271
Restricted cash included in other assets	—	325
Total cash, cash equivalents and restricted cash	$210,000	$306,121

Included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions of $2.8 million and $1.1 million as of June 30, 2022 and December 31, 2021, respectively.

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

The carrying amounts of the Company’s financial instruments, which generally include cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the fair value of the Company’s debt was approximately $181.1 million and $211.8 million as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and December 31, 2021, respectively, the Company did not have any significant financial instruments accounted for pursuant to ASC 820, Fair Value Measurement.

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. Property and Equipment

As of June 30, 2022 and December 31, 2021, property and equipment consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Computer equipment	$7,985	$8,017
Leasehold improvements	23,746	54,500
Furniture, fixtures, and other assets	8,510	10,577
Gross property and equipment	40,241	73,094
Less: Accumulated depreciation	(38,151)	(67,652)
Property and equipment, net	$2,090	$5,442

Depreciation expense was $1.0 million and $2.4 million during the three and six months ended June 30, 2022, respectively, and $3.4 million and $7.0 million during the three and six months ended June 30, 2021, respectively.

In May 2022, in connection with the March 2022 Restructuring Plan, the Company executed a partial termination to reduce the leased space for its San Mateo, CA headquarters. As a result, the Company impaired certain leasehold improvements associated with the vacated space, which is included in restructuring in the condensed consolidated statement of operations for the three and six months ended June 30, 2022. See Note 15 for additional information.

8. Intangible Assets and Goodwill

Acquisition intangible assets, net

As of June 30, 2022 and December 31, 2021, intangible assets, net consisted of the following:

	June 30, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$20,235	$(14,250)	$5,985	$20,426	$(12,927)	$7,499
Trade name	2,029	(1,759)	270	2,125	(1,094)	1,031
Developed technology	16,194	(15,866)	328	17,074	(14,831)	2,243
Acquisition intangible assets, net	$38,458	$(31,875)	$6,583	$39,625	$(28,852)	$10,773

Amortization expense was $1.3 million and $4.2 million during the three and six months ended June 30, 2022, respectively, and $2.6 million and $5.2 million during the three and six months ended June 30, 2021, respectively.

In connection with the March 2022 Restructuring Plan, the Company simplified its brand positioning. As a result, the Company concluded that the acquired Trade name from a prior acquisition had no future economic benefit beyond that date and has accelerated the amortization of the related intangible, which is included in restructuring in the condensed consolidated statement of operations. See Note 15 for additional information.

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of December 31, 2021	$463,736
Foreign currency translation	(5,140)
Balance as of June 30, 2022	$458,596

Capitalized internal-use software

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of June 30, 2022 and December 31, 2021, capitalized internal-use software consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Gross capitalized internal-use software	$57,878	$51,395
Less: Accumulated amortization	(28,777)	(23,237)
Capitalized internal-use software, net	$29,101	$28,158

Amortization expense related to capitalized internal-use software was $2.7 million and $5.5 million during the three and six months ended June 30, 2022, respectively, and $3.0 million and $5.9 million during the three and six months ended June 30, 2021, respectively, and is included in cost of revenue in the condensed consolidated statements of operations.

Future amortization expense

As of June 30, 2022, future amortization expense by year is expected to be as follows:

(in thousands)	Capitalized internal-use software, net	Acquisition intangible assets, net
Remainder of 2022	$3,579	$1,428
2023	4,139	1,483
2024	1,608	1,483
2025	400	1,389
2026	—	800
Total amortization expense	$9,726	$6,583

Future capitalized internal-use software amortization excludes $19.4 million of costs which are currently in the development phase.

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

During the three months ended June 30, 2022, the Company repurchased approximately 2.6 million shares of common stock for approximately $32.1 million. During the six months ended June 30, 2022, the Company repurchased approximately 5.0 million shares of common stock for approximately $68.5 million.

As of June 30, 2022, the Company’s remaining share repurchase authorization was approximately $131.5 million.

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

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

As of June 30, 2022, 19,217,095 shares of common stock remain available for grant under the 2018 Plan.

The following is a summary of restricted stock units for the current year period:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2021	5,996,059	$21.33	1.1
Granted	6,282,976	$15.76
Vested	(1,948,293)	$19.23
Forfeited/cancelled	(1,354,575)	$19.35
Unvested at June 30, 2022	8,976,167	$18.19	1.3

The following is a summary of stock option activity for the current year period:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2021	14,527,520	$17.11	$61,227	6.3
Granted	—	$—
Exercised	(206,132)	$13.71
Forfeited	(465,656)	$20.13
Expired	(666,447)	$18.40
Outstanding, vested and expected to vest at June 30, 2022	13,189,285	$17.00	$7,796	5.7
Vested and exercisable at June 30, 2022	10,996,360	$16.28	$7,796	5.3

The following is a summary of restricted stock awards for the current year period:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2021	241,765	$24.17	2.0
Granted	1,392,871	$16.72
Vested	(164,206)	$18.97
Forfeited/cancelled	—	$—
Unvested at June 30, 2022	1,470,430	$17.69	2.4

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On March 13, 2022, the Company granted performance-based restricted stock awards (“Executive RSA Grant”) to its Chief Executive Officer whereby the number of shares that become eligible to vest under the performance-based Executive RSA Grant is based on a market condition of the Company's relative total shareholder return (“TSR”) performance as compared to the TSR of the S&P Software & Services Select Industry Index over the scheduled performance period. The performance period commenced on the grant date and will end on December 31, 2024 (the “Three-Year Performance Period”), with additional performance periods that commenced on the grant date and (i) will end on December 31, 2022 (the “One-Year Performance Period”), and (ii) will end on December 31, 2023 (the “Two-Year Performance Period”). For purposes of measuring TSR, the starting value of the Company's common stock is its average closing price for the 60 trading days immediately following the grant date and the ending values for the One, Two and Three-Year Performance Periods is its average closing price for the 60 trading days immediately preceding the end of each of the performance periods. The potential payouts under the performance-based Executive RSA Grant vary from zero for performance below the threshold performance metric to 200% of the target performance-based Executive RSA Grant for performance above the maximum performance metric.

The grant-date fair value of the award is $3.4 million, which will be recognized using the accelerated attribution method over the performance period. The grant-date fair value was determined using the Monte Carlo valuation method, which incorporates various assumptions including expected stock price volatility, contractual term, dividend yield, and stock price at grant date. During the three and six months ended June 30, 2022, the Company recognized $0.5 million and $0.6 million, respectively, of stock-based compensation expense related to this award, which is included in general and administrative expense in the condensed consolidated statement of operations.

Fair Value of Stock Options

Except for the Executive Option Grant discussed above, the Company used the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected life (in years)	n/a	6.2	n/a	5.8
Risk-free interest rate	n/a	1.2%	n/a	0.8%
Volatility	n/a	51%	n/a	51%
Dividend yield	n/a	—%	n/a	—%
Fair value of common stock	n/a	$18.39	n/a	$21.70

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

Under the reset provision, if the closing stock price on the purchase date falls below the closing stock price on the offering date of an ongoing offering period, the ongoing offering terminates immediately following the purchase of ESPP shares on the purchase date and participants in the terminated offering are automatically enrolled in the new offering period (“ESPP reset”), resulting in a modification charge to be recognized over the new offering period. During the three and six months ended June 30, 2022, there was an ESPP reset that resulted in a modification charge of $5.8 million, which is being recognized over the new offering period ending in May 2024.

During the three and six months ended June 30, 2022, the Company’s employees purchased 267,715 shares of its common stock under the ESPP with a weighted average purchase price of $10.28, with aggregate proceeds to the Company of $2.8 million. During the three and six months ended June 30, 2021, the Company’s employees purchased

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

245,914 shares of its common stock under the ESPP with a weighted average purchase price of $15.75, with aggregate proceeds to the Company of $3.9 million.

As of June 30, 2022, 6,428,467 shares of common stock remain available for issuance under the ESPP.

The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of ESPP purchase rights granted using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected life (in years)	1.3	1.3	1.3	1.3
Risk-free interest rate	2.2%	0.1%	2.2%	0.1%
Volatility	53%	53%	53%	53%
Dividend yield	—%	—%	—%	—%
Fair value of common stock	$12.09	$19.12	$12.09	$19.12

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$1,624	$1,580	$3,033	$3,062
Research and development	8,703	10,313	17,347	19,810
Sales and marketing	6,358	6,414	12,423	12,192
General and administrative	8,905	7,266	16,280	14,108
Restructuring	—	—	2,761	—
Stock-based compensation expense, net of amounts capitalized	25,590	25,573	51,844	49,172
Capitalized stock-based compensation expense	729	577	1,448	1,136
Total stock-based compensation expense	$26,319	$26,150	$53,292	$50,308

During the first quarter of 2022, the Company modified the terms of approximately 1.2 million stock options and 0.1 million restricted stock units and awards in connection with the March 2022 Restructuring Plan (see Note 15 for additional discussion). The modification resulted in additional stock-based compensation expense of $2.8 million which was fully recognized at the modification date as restructuring costs in the condensed consolidated statement of operations for the six months ended June 30, 2022.

As of June 30, 2022, unamortized stock-based compensation was as follows:

	Unrecognized stock-based compensation (in thousands)	Weighted average recognition period (in years)
Restricted stock units	$150,386	2.4
Stock options	14,498	1.7
Restricted stock awards	19,908	2.5
ESPP	10,832	1.9
Total unrecognized stock-based compensation	$195,624

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

401(k) Plan

In the United States, the Company offers its employees a defined contribution plan that qualifies as a deferred salary arrangement under Section 401 of the U.S. Internal Revenue Code (“401(k) Plan”). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowed by the Internal Revenue Service. The Company currently provides a matching contribution of 25% of deferrals for eligible employees. Compensation expense for the Company's matching contributions was $1.3 million and $3.2 million during the three and six months ended June 30, 2022, respectively, and $1.2 million and $2.6 million during the three and six months ended June 30, 2021, respectively.

10. Leases

The Company leases certain equipment and facilities under operating leases which expire at various dates through 2028. The Company’s operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost (gross lease expense)	$2,990	$3,253	$6,194	$6,644
Variable lease costs	1,140	1,106	2,470	2,152
Sublease income (including reimbursed expenses)	462	1,309	1,307	2,565

During each of the three and six months ended June 30, 2022 and 2021, the Company’s short-term lease costs were nominal.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The weighted average remaining operating lease term was 6.2 years and 6.7 years as of June 30, 2022 and December 31, 2021, respectively.

The weighted average discount rate used to estimate operating lease liabilities was 7.0% and 7.5% as of June 30, 2022 and December 31, 2021, respectively.

In May 2022, in connection with the March 2022 Restructuring Plan, the Company executed a partial termination to reduce the leased space for its San Mateo, CA headquarters. The amendment resulted in the reduction in total future undiscounted fixed minimum lease cost payments and associated right-of-use assets. See Note 15 for additional information.

As of June 30, 2022, maturities of operating lease liabilities and sublease income, by year are as follows:

(in thousands)	Operating Lease Payments	Sublease Income
Remainder of 2022	$5,419	$(844)
2023	11,164	(1,721)
2024	9,633	(372)
2025	9,280	—
2026	9,551	—
Thereafter	19,185	—
Gross lease payments (income)	$64,232	$(2,937)
Less: Imputed interest	12,375
Less: Tenant improvement receivables	439
Total operating lease liabilities	$51,418

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. Commitments and Contingencies

Non-Cancelable Purchase Commitments

The Company enters into commitments under non-cancelable purchase orders for the procurement of goods and services in the ordinary course of business. As of June 30, 2022, expected payments under such commitments are as follows (in thousands):

Remainder of 2022	$7,645
2023	15,325
2024	4,305
Total purchase commitments	$27,275

Letters of Credit

As of June 30, 2022, the Company had a standby letter of credit for $2.5 million which was issued in connection with the San Mateo headquarters.

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

12. Debt

As of June 30, 2022 and December 31, 2021 the carrying values of debt were as follows:

			June 30, 2022		December 31, 2021
	Issuance date	Maturity date	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
2018 Refinancing Facility Agreement	October 2018	October 2025	$186,750	3.9% - 5.4%	$212,850	3.8% - 3.9%
Less: Unamortized issuance discount and issuance costs, net			984		1,134
Less: Debt, current			1,900		1,900
Debt, non-current			$183,866		$209,816

MOMENTIVE GLOBAL INC.

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

As of June 30, 2022, the Company had $72.5 million of borrowing available under the line of credit portion of the 2018 Credit Facility.

The Company’s obligations under the 2018 Credit Facility are guaranteed by certain of its subsidiaries and secured by liens on substantially all of the assets of the Company and such subsidiaries. The 2018 Credit Facility contains financial, affirmative and negative covenants that, if violated, may require the Company to pay down the loans earlier than the stated maturity dates with higher interest rates. As of June 30, 2022, the Company was compliant with all of its debt covenant requirements in the 2018 Credit Facility. The Company believes that it will continue to comply with the terms of the loan agreements through the stated maturity dates. However, if the Company’s projections do not materialize, the Company may require additional equity or debt financing. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

Principal and interest payments are due quarterly. As of June 30, 2022, future minimum payment obligations of principal amounts due by year under the 2018 Credit Facility were as follows (in thousands):

Remainder of 2022	$1,100
2023	2,200
2024	2,200
2025	181,250
Total principal outstanding	$186,750

13. Income Taxes

The Company recorded an income tax provision of $0.6 million and $0.9 million for the three and six months ended June 30, 2022, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively. The increase in the Company’s income tax expense for the three and six months ended June 30, 2022, relative to the respective prior periods, was primarily due to a decrease in foreign research tax credits.

The Company regularly evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during periods in which those temporary differences become deductible. As of June 30, 2022, the Company continues to maintain a valuation allowance on certain deferred tax assets in the United States and certain foreign jurisdictions that are not realizable on a more likely than not basis.

The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. There were no material changes in gross unrecognized tax benefits during each of the three and six months ended June 30, 2022 and 2021.

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(28,551)	$(29,237)	$(65,928)	$(58,884)
Denominator:
Weighted-average shares outstanding - basic and diluted	148,646	146,242	149,454	145,467
Net loss per common share - basic and diluted:	$(0.19)	$(0.20)	$(0.44)	$(0.40)

The Company was in a loss position for the periods presented. Accordingly, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Prior to application of the treasury stock method, share equivalents (comprising of restricted stock units, stock options, restricted stock awards, and shares issuable under the ESPP) excluded from the calculations of diluted net loss per share were 25.2 million during the three and six months ended June 30, 2022, and 24.1 million during the three and six months ended June 30, 2021.

15. Restructuring Costs

In March 2022, the Company implemented a restructuring plan (the “March 2022 Restructuring Plan”) to streamline its business, increase operating efficiency, and reduce costs over the long-term after the termination of its proposed merger with Zendesk. During the three and six months ended June 30, 2022, the Company had gains of approximately $3.3 million and incurred costs of approximately $1.6 million, respectively, associated with the March 2022 Restructuring Plan, which are primarily comprised of employee severance, stock-based compensation expense, the partial termination of its San Mateo, CA headquarters lease and related leasehold improvement impairment costs, and other contract termination costs related to the Company's decision to abandon its future office expansion plans. Additionally, the Company has streamlined its brand positioning and will focus on the SurveyMonkey and Momentive brands. As such, it has determined that its brand-related intangibles from a prior acquisition has no future economic benefit and has accelerated the amortization of such through the end of 2022, when the Company plans to discontinue those brand names.

As part of the restructuring plan, the Company partially terminated the lease for its San Mateo, CA headquarters, which resulted in an estimated reduction in total future undiscounted fixed lease cost payments of approximately $26.9 million as of the lease amendment date in May 2022. The Company also recorded leasehold improvement impairment costs as the Company estimates that the leasehold improvements at the vacated headquarters would not be recoverable.

The Company may incur additional restructuring charges related to the March 2022 Restructuring Plan. In particular, the Company is continuing to evaluate its real estate needs and has actively marketed for sublease several of its leases. The Company expects the actions related to the March 2022 Restructuring Plan to be substantially complete by the end of 2022.

The March 2022 Restructuring Plan was subject to applicable laws and consultation processes as part of the Company's strategic plan to reduce costs and improve efficiencies. In connection with this action, the Company

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

incurred the following pre-tax costs for the three and six months ended June 30, 2022 (in thousands):

(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Employee severance	$1,670	$2,492
Gain on lease modification	(6,370)	(6,370)
Impairment of property and equipment	838	838
Stock-based compensation	—	2,761
Contract termination and other costs	404	1,659
Amortization of intangible assets	135	180
Total restructuring costs	$(3,323)	$1,560

Restructuring costs included $1.4 million recorded in accounts payable, accrued compensation, and accrued expenses and other current liabilities lines in the condensed consolidated balance sheet as of June 30, 2022. The majority of the amounts accrued pertain to severance and contract termination costs, which will be paid through 2022.

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

Overview

We were founded under the name “SurveyMonkey” in 1999 and are a leader in agile experience management, providing SaaS solutions that help businesses shape what’s next for their stakeholders. We offer artificial intelligence powered solutions that help our customers reshape their businesses across five major categories of use cases: 1) Market Insights; 2) Brand Insights; 3) Customer Experience; 4) Employee Experience; and 5) Product Experience. We deliver these solutions through three major product categories—Surveys, Customer Experience, and Market Research. More than 345,000 organizations rely on us to help deliver better customer and product experiences, increase employee engagement and retention, and unlock growth and innovation.

We have transformed from our roots as a provider of digital survey tools sold through the Internet to an enterprise SaaS company that leverages both product-led and sales-led go-to-market motions. To help us engage more deeply with enterprise customers, we rebranded ourselves as “Momentive” in June 2021, and changed our legal name from “SVMK Inc.” to “Momentive Global Inc.” In February 2022, we announced plans to consolidate our product portfolio under two brands and web surfaces—Momentive and SurveyMonkey. The Momentive brand will represent our suite of upmarket solutions, while SurveyMonkey will support our complementary products for value-oriented customers who prioritize speed and ease of use.

We are executing on a two-part growth strategy. First, we are delivering new features and product tiers that capitalize on the virality of our core platform and the scale of business to drive overall platform usage and increase the conversion of free users to paid subscribers in our self-serve channel. Second, we are investing further in product innovation and go-to-market initiatives to expand the percentage of our revenue generated through our sales-assisted channel. Specifically, our sales-assisted go-to-market motion focuses on converting existing self-serve subscribers to sales-assisted customers, selling directly to new customers, and expanding our relationships with existing customers. As we execute on this strategy and sell more of our products into enterprises directly, we believe we can accelerate our revenue growth profile and increase our customer retention rates over time. We believe our existing user base represents a significant opportunity to expand our business and increase our revenue. In the first half of 2022, approximately 36% of our total revenue was generated from customers who purchased software through our sales-assisted channel, up from 31% in the first half of 2021.

Our core survey platform is inherently viral, as existing users send surveys and share survey results that introduce potential new users and customers to our products. This virality, combined with the ease-of-use and price-disruptive nature of our products and the strength of our brands, has enabled us to build an efficient, online self-serve channel for selling versions of our survey products, which we are enhancing with our sales-assisted go-to-market motion. We have a broad and diverse customer base and no customer represented more than 10% of our revenue in any of the periods presented.

We operate as a single operating segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews our operating results on a consolidated basis in order to make decisions about allocating resources and assessing performance for the entire company. Our CODM uses one measure of profitability and does not segment our business for internal reporting.

Impact of COVID-19

The ongoing COVID-19 pandemic continues to impact the United States and the world. As a result, we modified certain aspects of our business, including transitioning to a hybrid work model where most of our employees have the flexibility to determine the amount of time they work from home and in our offices, and transitioning our employee onboarding and training processes to remote or online programs, among other modifications. We continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, and stockholders. The effects of these operational modifications are unknown and may not be realized until further reporting periods as we continue to evaluate and refine our hybrid work model and real estate needs.

Although many jurisdictions have relaxed their guidelines and restrictions, in some cases, these have been, or may in the future be, reinstated. The full impact of the rapidly changing market and economic conditions due to the COVID-19 pandemic is uncertain as the businesses of our customers and partners have been, and in some cases continue to be, disrupted. We have experienced a more challenging sales-assisted environment, longer sales cycles, and an increase in attrition rates, particularly among customers in segments and industries more severely impacted by the ongoing effects of the COVID-19 pandemic, such as travel and hospitality. While we have not experienced significant disruptions from the COVID-19 pandemic thus far, we are unable to accurately predict the full impact that the COVID-19 pandemic will have due to numerous uncertainties, including the severity and spread of new or existing variants of the virus between regions, changes in infection and vaccination rates in each region, the duration of the pandemic globally and regionally, additional actions that may be taken by governmental authorities, the impact to the businesses of our customers and partners, individuals’ and companies’ risk tolerance regarding health matters going forward, and other factors identified in Part I, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain, and the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, even after the COVID-19 pandemic has subsided. We are continuously evaluating the nature and extent of the impact to our business, including our real estate needs, consolidated results of operations, and financial condition.

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

As of December 31, 2021, we had over 17 million active users. As of June 30, 2022 and 2021, we had approximately 909,700 and 862,200 paying users, respectively, which we define as an individual customer of our survey platform or form-based application, a seat within a SurveyMonkey Enterprise deployment or a subscription to one of our purpose-built solutions. Of our paying users as of June 30, 2022 and 2021, we had approximately 15,700 and 9,400 customers, respectively, who purchased our software through our sales-assisted channel. Our average revenue per paying user (“ARPU”) was $534 and $535 for the three and six months ended June 30, 2022, respectively, and $514 and $507 for the three and six months ended June 30, 2021, respectively. We calculate ARPU as revenue during a given period divided by the average number of paying users during that period. We calculate the average number of paying users by adding the number of paying users as of the end of the prior period to the number of paying users as of the end of the current period, and then dividing by two. For interim periods, we use annualized revenue which is calculated by dividing the revenue for the period by the number of days in that period and multiplying this value by 365 days.

As of June 30, 2022, over 90% of our trailing 12-month bookings were from organizational domain-based customers, which are customers who register with us using an email account with an organizational domain name, such as @momentive.ai, but excludes customers with email addresses hosted on widely used domains such as @gmail, @outlook or @yahoo. As of June 30, 2022, our dollar-based net retention rate for organizational domain-based customers was over 100%. We calculate bookings as the sum of the monthly and annual contract values for contracts sold during a period for our monthly and annual customers, respectively. We calculate organizational dollar-based net retention rate as of a period end by starting with the trailing 12 months of bookings from the cohort of all domain-based customers as of the 12 months prior to such period end (“Prior Period Bookings”). We then calculate the trailing 12 months of bookings from these same customers as of the current period end (“Current Period Bookings”). Current Period Bookings includes any upsells and is net of contraction or attrition, but excludes bookings from new domain-based customers in the current period. We then divide the total Current Period Bookings by the total Prior Period Bookings to arrive at the organizational dollar-based net retention rate.

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

Remaining Performance Obligations

	As of June 30,
(in thousands)	2022	2021
Remaining performance obligations ("RPO")	$249,776	$221,550

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net cash provided by (used in) operating activities	$3,650	$26,243	$(1,250)	$43,561
Purchases of property and equipment	(8)	(322)	(449)	(322)
Capitalized internal-use software	(2,390)	(2,150)	(4,955)	(4,418)
Free cash flow	$1,252	$23,771	$(6,654)	$38,821

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

Restructuring. Restructuring expenses primarily include personnel costs, other contract termination costs, and impairment of certain assets. Personnel costs include severance payments, stock-based compensation and other benefits. Other contract termination expenses related to restructuring include amortization of intangibles without future economic benefit, infrastructure write-offs and lease modifications associated with vacated facilities.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2022	% of Revenue	2021	% of Revenue	2022	% of Revenue	2021	% of Revenue
Revenue	$120,163	100%	$109,392	100%	$237,149	100%	$211,690	100%
Cost of revenue(1)(2)(3)	22,491	19%	21,688	20%	45,394	19%	42,460	20%
Gross profit	97,672	81%	87,704	80%	191,755	81%	169,230	80%
Operating expenses:
Research and development(1)(3)	35,630	30%	34,225	31%	72,346	31%	67,208	32%
Sales and marketing (1)(2)(3)	61,298	51%	56,025	51%	120,934	51%	108,061	51%
General and administrative(1)(3)	29,537	25%	24,170	22%	57,454	24%	47,492	22%
Restructuring(1)(2)	(3,323)	(3)%	—	—%	1,560	1%	—	—
Total operating expenses	123,142	102%	114,420	105%	252,294	106%	222,761	105%
Loss from operations	(25,470)	(21)%	(26,716)	(24)%	(60,539)	(26)%	(53,531)	(25)%
Interest expense	2,378	2%	2,304	2%	4,604	2%	4,603	2%
Other non-operating (income) expense, net	63	—%	(119)	—%	(71)	—%	196	—%
Loss before income taxes	(27,911)	(23)%	(28,901)	(26)%	(65,072)	(27)%	(58,330)	(28)%
Provision for income taxes	640	1%	336	—%	856	—%	554	—%
Net loss	$(28,551)	(24)%	$(29,237)	(27)%	$(65,928)	(28)%	$(58,884)	(28)%

(1) Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2022	% of Revenue	2021	% of Revenue	2022	% of Revenue	2021	% of Revenue
Cost of revenue	$1,624	1%	$1,580	1%	$3,033	1%	$3,062	1%
Research and development	8,703	7%	10,313	9%	17,347	7%	19,810	9%
Sales and marketing	6,358	5%	6,414	6%	12,423	5%	12,192	6%
General and administrative	8,905	7%	7,266	7%	16,280	7%	14,108	7%
Restructuring	—	—%	—	—%	2,761	1%	—	—%
Stock-based compensation, net of amounts capitalized	$25,590	21%	$25,573	23%	$51,844	22%	$49,172	23%

(2) Includes amortization of acquisition intangible assets as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2022	% of Revenue	2021	% of Revenue	2022	% of Revenue	2021	% of Revenue
Cost of revenue	$492	—%	$1,477	1%	$1,906	1%	$2,967	1%
Sales and marketing	635	1%	1,117	1%	2,087	1%	2,250	1%
Restructuring	135	—%	—	—%	180	—%	—	—%
Amortization of acquisition intangible assets	$1,262	1%	$2,594	2%	$4,173	2%	$5,217	2%

(3) Includes transaction expenses associated with the terminated merger with Zendesk. See Note 1 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue and cost of revenue

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Revenue	$120,163	$109,392	$10,771	10%
Cost of revenue	22,491	21,688	803	4%
Gross profit	$97,672	$87,704	$9,968	11%
Gross margin	81%	80%

Revenue increased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Our number of paying users increased 6% from approximately 862,200 as of June 30, 2021 to approximately 909,700 as of June 30, 2022 and ARPU increased 4% from $514 for the three months ended June 30, 2021 to $534 for the three months ended June 30, 2022.

Revenue growth was driven by an increase of $0.6 million, or 1%, in our self-serve channel, as well as an increase of $10.2 million, or 30%, in our sales-assisted channel, driven by the ongoing refinement of our pricing and packaging that has driven an increase in customer upgrades and expansion. Revenue from our sales-assisted channel accounted for 37% and 31% of revenue for the three months ended June 30, 2022 and 2021, respectively.

Cost of revenue increased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to a $1.1 million increase in personnel costs, a $0.3 million increase in external sample costs and charitable donations associated with SurveyMonkey Audience, our market research panel solution, and a $0.5 million increase in web hosting costs and payment processing fees, which were partially offset by a $1.0 million decreases in amortization of intangible assets related to our prior acquisitions. The increase in personnel costs was primarily due to $0.9 million increase in employee-related expenses due to headcount growth and $0.2 million of employee retention bonuses related to the Merger.

Our gross margin increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to the increase in revenue.

Research and development

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Research and development	$35,630	$34,225	$1,405	4%

Research and development expenses increased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to a $1.4 million increase in personnel related costs for employee retention bonuses related to the Merger. In addition, there were increases in professional services and IT costs, offset by decrease in capitalized software costs.

Sales and marketing

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$61,298	$56,025	$5,273	9%

Sales and marketing expenses increased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to a $4.3 million increase in personnel related costs and an increase of $2.3 million in costs related to brand campaigns and paid marketing, which were partially offset by a decrease in professional service costs related to company rebranding in the prior year. The increase in personnel costs was primarily due to a $3.0 million increase in employee-related expenses due to headcount growth and $1.3 million of employee retention bonuses related to the Merger.

General and administrative

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
General and administrative	$29,537	$24,170	$5,367	22%

General and administrative expenses increased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to a $5.2 million increase in personnel related costs and a $0.9 million increase in office expense due to the reopening of our offices, which were partially offset by a decrease in depreciation expense due to the impairment of leasehold costs. The increase in personnel costs was primarily due to a $3.4 million increase in employee-related expenses due to headcount growth and $1.8 million of employee retention bonuses related to the Merger.

Restructuring

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Restructuring	$(3,323)	$—	$(3,323)	100%

Restructuring gains recorded for the three months ended June 30, 2022 were primarily due to the restructuring plan implemented in March 2022. For additional information regarding our restructuring activities, see Note 15 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Interest expense	$2,378	$2,304	$74	3%

Interest expense increased minimally for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to higher interest rate offset by a decrease in interest expense from lower average debt balances from our repayment of principal under the Term Loan. For additional information regarding our credit facilities, see Note 12 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Other non-operating (income) expense, net

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Other non-operating (income) expense, net	$63	$(119)	$182	(153)%

Other non-operating expense, net for the three months ended June 30, 2022 increased compared to the three months ended June 30, 2021 (where the amounts resulted in other non-operating income), primarily due to fluctuations in foreign currency exchange rates.

Provision for income taxes

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Provision for income taxes	$640	$336	$304	90%
Effective tax rate	(2)%	(1)%

The provision for income taxes increased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to a decrease in foreign research tax credits.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenue and cost of revenue

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Revenue	$237,149	$211,690	$25,459	12%
Cost of revenue	45,394	42,460	2,934	7%
Gross profit	$191,755	$169,230	$22,525	13%
Gross margin	81%	80%

Revenue increased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Our number of paying users increased 6% from approximately 862,200 as of June 30, 2021 to approximately 909,700 as of June 30, 2022 and ARPU increased 5% from $507 for the six months ended June 30, 2021 to $535 for the six months ended June 30, 2022.

Revenue growth was driven by an increase of $5.3 million, or 4%, in our self-serve channel, as well as an increase of $20.2 million, or 31%, in our sales-assisted channel, driven by the ongoing refinement of our pricing and packaging that has driven an increase in customer upgrades and expansion. Revenue from our sales-assisted channel accounted for 36% and 31% of revenue for the six months ended June 30, 2022 and 2021, respectively.

Cost of revenue increased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to a $2.1 million increase in personnel costs, a $1.0 million increase in external sample costs and charitable donations associated with SurveyMonkey Audience, our market research panel solution, and a $1.1 million increase in web hosting costs and payment processing fees, which were partially offset by decreases in amortization of intangible assets related to our prior acquisitions. The increase in personnel costs was primarily due to $1.5 million increase in employee-related expenses due to headcount growth and $0.6 million of employee retention bonuses related to the Merger.

Our gross margin increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to the increase in revenue.

Research and development

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Research and development	$72,346	$67,208	$5,138	8%

Research and development expenses increased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to a $4.7 million increase in personnel related costs, including a $1.4 million increase in employee-related expenses due to headcount growth and $3.3 million of employee retention bonuses related to the Merger. In addition, there were increases in professional services and IT costs, offset by decrease in capitalized software costs.

Sales and marketing

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$120,934	$108,061	$12,873	12%

Sales and marketing expenses increased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an $11.0 million increase in personnel related costs and an increase of $3.5 million in costs related to brand campaigns and paid marketing, which were partially offset by a decrease in professional service cost related to company rebranding in the prior year. The increase in personnel costs was primarily due to a $7.9 million increase in employee-related expenses due to headcount growth and $3.1 million of employee retention bonuses related to the Merger.

General and administrative

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
General and administrative	$57,454	$47,492	$9,962	21%

General and administrative expenses increased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an $8.3 million increase in personnel related costs and a $1.9 million increase in office expense due to the reopening of our offices, which were partially offset by a decrease in depreciation expense due to the impairment of leasehold costs. The increase in personnel costs was primarily due to a $4.9 million increase in employee-related expenses due to headcount growth and $3.4 million of employee retention bonuses related to the Merger.

Restructuring

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Restructuring	$1,560	$—	$1,560	100%

Restructuring expenses recorded for the six months ended June 30, 2022 were primarily due the restructuring plan implemented in March 2022. For additional information regarding our restructuring activities, see Note 15 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Interest expense	$4,604	$4,603	$1	—

Interest expense increased minimally for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to higher interest rate offset by a decrease in interest expense from lower average debt balances from our repayment of principal under the Term Loan. For additional information regarding our credit facilities, see Note 12 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Other non-operating (income) expense, net

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Other non-operating (income) expense, net	$(71)	$196	$(267)	(136)%

Other non-operating income, net for the six months ended June 30, 2022 increased compared to the six months ended June 30, 2021 (where the amounts resulted in other non-operating expense), primarily due to fluctuations in foreign currency exchange rates.

Provision for income taxes

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Provision for income taxes	$856	$554	$302	55%
Effective tax rate	(1)%	(1)%

The provision for income taxes increased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an decrease in foreign research tax credits.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, our principal sources of liquidity were cash and cash equivalents totaling $209.4 million and $305.5 million, respectively, all of which were bank deposits as well as cash to be received from customers and cash available under our credit facilities.

Since our inception, we have financed our operations primarily through payments received from our customers, borrowings under credit facilities and lines of credit, and our initial public offering in 2018.

On February 26, 2022, our board of directors authorized a stock repurchase program to repurchase up to $200.0 million of our common stock in the open market or in privately negotiated transactions (through 10b5-1 trading plans or otherwise). The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion, and the repurchase program does not have an expiration date. The actual timing, number and value of shares repurchased will be determined by our management at its discretion and will depend on a number of factors, including the market price of our stock, general business and market conditions, and other investment opportunities. During the three months ended June 30, 2022, the Company repurchased approximately 2.6 shares of common stock for approximately $32.1 million. During the six months ended June 30, 2022, we repurchased approximately 5.0 shares of common stock for approximately $68.5 million. As of June 30, 2022, our remaining share repurchase authorization was approximately $131.5 million.

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

A significant majority of our customers pay in advance for annual subscriptions, which is a substantial source of cash. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which we recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2022 and December 31, 2021, we had deferred revenue of $219.2 million and $201.8 million, respectively, a substantial majority of which we expect to record as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$(1,250)	$43,561
Net cash used in investing activities	(5,404)	(4,740)
Net cash provided by (used in) financing activities	(89,019)	20,476
Effects of exchange rate changes on cash	(448)	101
Net increase (decrease) in cash, cash equivalents and restricted cash	$(96,121)	$59,398

Cash Flows from Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions to our products. Our primary uses of cash in operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs. Historically, we have generated positive cash flows from operating activities. Net cash provided by operating activities is impacted by our net loss adjusted for certain non-cash items, including depreciation and amortization expenses, stock-based compensation, non-cash lease expense, bad debt expense, deferred income taxes and other non-cash adjustments, as well as the effect of changes in operating assets and liabilities.

During the six months ended June 30, 2022, cash used in operating activities was $1.3 million, primarily due to our net loss of $65.9 million, adjusted for non-cash charges of $72.3 million and net cash outflows of $7.7 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense, gain on lease modification, impairment of property and equipment, bad debt expense and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by a $17.4 million increase in deferred revenue, partially offset by an $11.5 million increase in prepaid expenses and other assets, a $2.2 million increase in accounts receivable, a $3.3 million decrease in accounts payable and accrued liabilities, a $0.5 million decrease in accrued compensation, and cash used for operating lease liabilities of $7.6 million.

During the six months ended June 30, 2021, cash provided by operating activities was $43.6 million, primarily due to our net loss of $58.9 million, adjusted for non-cash charges of $78.4 million and net cash inflows of $24.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense, bad debt expense and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to cash provided by a $26.7 million increase in deferred revenue, a $12.7 million increase in accounts payable and accrued liabilities, and a $0.8 million decrease in accounts receivable, partially offset by cash used for prepaid expenses and other assets of $7.5 million and operating lease liabilities of $7.5 million and a $1.1 million decrease in accrued compensation.

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

Net cash used in investing activities during the six months ended June 30, 2022 of $5.4 million was primarily attributable to cash used for the development of internal-use software of $5.0 million that is capitalized and purchases of property and equipment of $0.4 million.

Net cash used in investing activities during the six months ended June 30, 2021 of $4.7 million was primarily attributable to cash used for the development of internal-use software of $4.4 million that is capitalized and purchases of property and equipment of $0.3 million.

Cash Flows from Financing Activities

Cash used in financing activities during the six months ended June 30, 2022 of $89.0 million was primarily attributable to payments for share repurchases of $68.5 million and principal payments on our credit facilities of $26.1 million, partially offset by proceeds from the exercise of stock options of $2.8 million and shares purchased under our employee stock purchase plan of $2.8 million.

Cash provided by financing activities during the six months ended June 30, 2021 of $20.5 million was primarily attributable to proceeds from the exercise of stock options of $17.7 million and shares purchased under our employee stock purchase plan of $3.9 million, partially offset by the principal payments on our credit facilities of $1.1 million.

Contractual Obligations

Our principal commitments consist of obligations under our credit facilities and leases for office space. As of June 30, 2022, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter
Credit facilities(1)	$186,750	$1,100	$2,200	$2,200	$181,250	$—	$—
Interest payments on credit facilities(1)	33,082	5,166	10,156	10,063	7,697	—	—
Operating leases(2)	64,232	5,419	11,164	9,633	9,280	9,551	19,185
Purchase commitments(3)	27,275	7,645	15,325	4,305	—	—	—
Total contractual obligations	$311,339	$19,330	$38,845	$26,201	$198,227	$9,551	$19,185

(1)
Represents the principal balances and related interest payments to be paid in connection with our 2018 Credit Facility. Interest payments on our 2018 Credit Facility are based upon the applicable interest rates as of June 30, 2022 and are subject to change in future periods. For additional information regarding our credit facilities, see Note 12 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

(2)
Primarily consists of future non-cancelable minimum rental payments under operating leases for our corporate headquarters and our other facilities. The amounts above exclude expected sublease payments to be received of approximately $2.9 million. For additional information regarding our operating lease obligations, see Note 10 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

(3)
Primarily consists of open non-cancellable purchase orders for data center hosting services and the procurement of goods and services in the ordinary course of business.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these judgements, estimates and actual results, our financial condition or results of operations would be affected. We base our judgements and estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting judgements and estimates of this type as critical accounting policies and estimates, which we discuss below. There have been no material changes to our critical accounting policies and estimates for the three and six months ended June 30, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. To date, we have not entered into any material derivative financial instruments. During the three and six months ended June 30, 2022 and 2021, we did not have any material amount of derivative financial instruments. A hypothetical 10% change in foreign currency exchange rates for the three and six months ended June 30, 2022 applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $209.4 million and $305.5 million, respectively, which consisted primarily of bank deposits. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. For the three and six months ended June 30, 2022, a hypothetical 10% change in interest rates would not have had a material impact on our financial statements.

As of June 30, 2022 and December 31, 2021, we had borrowings under our credit facilities comprising of $186.8 million and $212.9 million aggregate principal value, respectively. Loans under the credit facilities accrue interest based upon, at our option, either at an ABR or a Eurocurrency rate, in each case plus an applicable margin, which exposes us to interest rate risk. Additionally, in March 2021, relevant regulators confirmed that the publication of the one-week and two-month U.S. dollar London Interbank Offered Rate (“LIBOR”) would cease after December 31, 2021, and all remaining U.S. dollar LIBOR tenors would cease after June 30, 2023. Our credit facilities provide that we may borrow at LIBOR or LIBOR-successor benchmark-based rates of interest that vary depending on our credit ratings and prevailing market conventions. The planned phase out of LIBOR as a benchmark may also result in an increase on our future interest obligations. As of June 30, 2022, a hypothetical 10% increase in the ABR would result in an increase in future interest payments on our debt of $1.0 million.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations and financial condition could be adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment. In addition, the ongoing impacts of COVID-19 and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly, and additional impacts may arise that we are not currently aware of.

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

We have a history of delivering revenue growth and positive cash flow from operations. However, our rates of revenue growth have fluctuated, and may slow in the future. Many factors may contribute to declines in our growth rates, including higher market penetration, increased competition, slowing demand for our survey platform, a failure by us to continue capitalizing on growth opportunities, the maturation of our business, and impacts resulting from the COVID-19 pandemic, among others. It can be difficult to predict customer demand, especially as their priorities, resources and economic outlook change, along with other shifting market conditions. These shifts have occurred and may in the future occur more quickly than we anticipate. If we are unable to respond quickly to rapidly changing market conditions and shifts in customer behavior, our business and results of operation could be harmed, and the trading price of our common stock could be adversely affected. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our growth rates decline, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.

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

We have worked to develop a strong culture around our team, which is built on four key pillars of celebrating curiosity, maintaining a diverse, collaborative and inclusive work environment, seeking to positively influence our industry and community, and delivering value to our customers. We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. While all our offices have fully reopened, preservation of our corporate culture is also made more difficult due to our shift to a hybrid work model, where most of our employees have the flexibility to determine the amount of time they work from home or in our offices, which may present operational challenges and risks, including negative employee morale and productivity, low employee retention, and increased compliance and tax obligations in a number of jurisdictions. Our headcount growth may result in a change to our corporate culture, which could harm our business.

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

Data center leases and agreements with the providers of data center services expire at various times. The owners of these data centers and providers of these data center services may have no obligation to renew their agreements with us on commercially reasonable terms or at all. Problems faced by data centers, with our third-party data center service providers, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their users, including us, could adversely affect the experience of our users. Our third-party data center operators could decide to close their facilities or cease providing services without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. In addition, these facilities may be located in areas prone to natural disasters, the effects of climate change and pandemics, and may experience events such as earthquakes, floods, fires, power loss, telecommunication failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Any damage to, or failure of, our systems generally, or those of the third-party providers, could result in interruptions in use of our products that may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their services with us and adversely affect our ability to attract new customers and retain existing customers.

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
•
general industry, market and macroeconomic conditions, including the impacts associated with the COVID-19 pandemic, inflation, an economic downturn or recession, and war;
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

We have incurred substantial indebtedness, and as of June 30, 2022, our total aggregate indebtedness was approximately $186.8 million of principal outstanding. We also have, and will continue to have, significant lease obligations. As of June 30, 2022, our total aggregate obligations under our long-term leases was $64.2 million. Our payments on our outstanding indebtedness and lease obligations are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, including the global economic uncertainties and downturns as a result of the COVID-19 pandemic or the Russian invasion of Ukraine, since our cash flows would decrease but our required payments under our indebtedness and lease obligations would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit facilities and agreements governing our other indebtedness and lease obligations and may impact our ability to pay or refinance our indebtedness or lease obligations as they come due, which would adversely affect our business, results of operations and financial condition.

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

We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of June 30, 2022, 33% of our employees had been with us for less than one year and 21% for more than one year but less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other internet, software and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-compensating employees and the challenges of integrating a growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have expanded our operating and financing lease obligations and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, especially remotely, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be adversely affected.

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

We conduct our business around the world and a significant portion of our transactions outside of the United States are denominated in foreign currencies. As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates and any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our operating margins. Exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability and hinder our ability to predict our future results and earnings. For example, because we recognize revenue over time, exchange rate fluctuations at one point in time may have a negative impact in future quarters. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition. Additionally, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During the three and six months ended June 30, 2022 and 2021, we did not have any material amount of derivative financial instruments.

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
•
costs and delays associated with developing software and providing support in multiple languages; and
•
political unrest, war (including Russia's invasion of Ukraine) or terrorism, or regional natural disasters, effects of climate change or pandemics (including the COVID-19 pandemic), particularly in areas in which we have facilities.

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

We have incurred net losses on an annual basis since our reincorporation. We incurred net losses of approximately $28.6 million and $65.9 million during the three and six months ended June 30, 2022, respectively, and $29.2 million and $58.9 million during the three and six months ended June 30, 2021, respectively. We had an accumulated deficit of approximately $683.5 million as of June 30, 2022. As we strive to grow our business, we expect expenses to increase in the near term, particularly as we continue to make investments to scale our business. For example, we are actively investing in our sales team, and we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. We also expect our research and development expenses to increase as we continue to hire employees for our engineering, product and design teams to support these efforts. In addition, we will incur additional general and administrative expenses to support both our growth as well as our operations as a publicly traded company. These investments may not result in increased revenue or growth in our business. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our survey platform, the entry of competitive survey platforms or other products or the success of existing competitive products and solutions. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business, results of operations and financial condition would be adversely affected.

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

The COVID-19 pandemic continues to impact worldwide economic activity and financial markets. In light of the uncertain and evolving situation relating to the spread of the disease, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate, which could negatively impact our business. For example, we modified our business practices in response to the COVID-19 pandemic, including restricting business-related travel and implementing a hybrid work environment where most of our employees have the flexibility to determine the amount of time they work from home and in our offices. We continue to evaluate and refine our hybrid workforce and real estate needs. Although many jurisdictions have relaxed their guidelines and restrictions, in some cases, these have been, or may in the future be, reinstated. Precautionary measures that have been adopted or adverse economic impact arising from the COVID-19 pandemic could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles or create operational or other challenges, any of which could harm our business, results of operations and financial condition. For example, we have experienced an increase in attrition rates and impact to our sales cycle length, particularly among customers in segments and industries more severely impacted by the ongoing effects of the COVID-19 pandemic, such as travel and hospitality, and these conditions can affect the rate of IT spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts all of which could adversely affect our future sales and operating results. In addition, the severity and spread of new or existing variants of the virus and changes in infection rates may impact the health and productivity of our workforce and may disrupt the operations of our customers, partners and other third-party providers for an indefinite period of time, including as a result of travel restrictions and business shutdowns. It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

Our business could be disrupted by catastrophic events and man-made problems, such as power disruptions, data security breaches, war and terrorism.

Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, which could be exacerbated by climate change, including earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, incident of mass violence or pandemics (including the COVID-19 pandemic), which could result in lengthy interruptions in the use of our products. In particular, our U.S. headquarters and certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the Internet or the economy as a whole. Even with the disaster recovery arrangements we've implemented, use of our products could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster, climate change, pandemic, or other event, our ability to deliver products and solutions to our users would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, results of operations, financial condition and reputation would be harmed.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Shares of our capital stock outstanding as of June 30, 2022 are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our insiders and subject to periodic “blackout” periods, or held by our “affiliates” as defined in Rule 144 under the Securities Act, and any unvested restricted stock awards.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

While we recently amended our charter documents to phase-out the classified structure of our board and to remove the provision providing that directors may only be removed for cause, other provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of rendering more difficult, delaying or preventing a change of control or changes in our management. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

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
•
prohibit cumulative voting in the election of directors;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended June 30, 2022:

Periods	Total Number of Shares Purchased(1) (in thousands)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program(1) (in thousands)
April 1 - April 30, 2022	579	$16.90	579	$153,829
May 1 - 31, 2022	320	$15.01	320	$149,014
June 1 - 30, 2022	1,669	$10.48	1,669	$131,504
Total	2,568		2,568

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

(2) Average price paid per share includes costs associated with the repurchases.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38664	3.1	June 10, 2022
3.2	Fifth Amended and Restated Bylaws of the Registrant.	8-K	001-38664	3.2	June 10, 2022
4.1	Form of common stock certificate of the Registrant.	10-Q	001-38664	4.1	August 5, 2021
10.1*	Momentive Global Inc. Outside Director Compensation Policy.
10.2	First Amendment to Lease between Bay Meadows Station 4 Investors, LLC and Momentive Inc., dated as of May 12, 2022.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Momentive Global Inc.

Date: August 4, 2022	By:	/s/ JUSTIN D. COULOMBE
Justin D. Coulombe
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)