Form 10-Q
period 2022-09-30
MOMENTIVE GLOBAL INC.
filed 2022-11-03
CIK 1739936

f

ac

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares of registrant’s common stock outstanding as of October 28, 2022 was: 148,662,603.

Momentive Global Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2022

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
•
possible harm caused by significant disruption of service or loss, unauthorized access to users’ data, cyberattacks or other malicious activity on our technology systems;
•
our expectations regarding the potential impacts on our business and real estate needs of the COVID-19 pandemic and related public health measures;
•
the effect of general economic and political conditions, including inflationary pressures and Russia’s invasion of Ukraine;
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except par value)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$193,096	$305,525
Accounts receivable, net of allowance of $1,857 and $894	30,869	32,489
Deferred commissions, current	9,483	7,945
Prepaid expenses and other current assets	11,886	11,363
Total current assets	245,334	357,322
Property and equipment, net	1,457	5,442
Operating lease right-of-use assets	33,561	52,232
Capitalized internal-use software, net	29,326	28,158
Acquisition intangible assets, net	5,661	10,773
Goodwill	454,841	463,736
Deferred commissions, non-current	14,629	13,200
Other assets	8,336	9,061
Total assets	$793,145	$939,924
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,156	$7,204
Accrued expenses and other current liabilities	21,529	30,725
Accrued compensation	40,336	45,873
Deferred revenue, current	212,880	200,658
Operating lease liabilities, current	7,951	9,587
Debt, current	1,900	1,900
Total current liabilities	295,752	295,947
Deferred revenue, non-current	669	1,165
Deferred tax liabilities	6,190	5,701
Debt, non-current	183,391	209,816
Operating lease liabilities, non-current	41,536	66,938
Other non-current liabilities	5,225	5,883
Total liabilities	532,763	585,450
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.00001 par value; 100,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.00001 par value; 800,000 shares authorized; 148,436 and 150,398 shares issued and outstanding)	1	2
Additional paid-in capital	971,779	971,604
Accumulated other comprehensive income (loss)	(7,594)	414
Accumulated deficit	(703,804)	(617,546)
Total stockholders’ equity	260,382	354,474
Total liabilities and stockholders’ equity	$793,145	$939,924

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenue	$121,375	$114,754	$358,524	$326,444
Cost of revenue(1)(2)(3)	21,256	22,161	66,650	64,621
Gross profit	100,119	92,593	291,874	261,823
Operating expenses:
Research and development(1)(3)	35,074	33,671	107,420	100,879
Sales and marketing (1)(2)(3)	54,976	54,118	175,910	162,179
General and administrative(1)(3)	25,929	24,466	83,383	71,958
Restructuring(1)(2)	422	—	1,982	—
Total operating expenses	116,401	112,255	368,695	335,016
Loss from operations	(16,282)	(19,662)	(76,821)	(73,193)
Interest expense	3,092	2,337	7,696	6,940
Other non-operating expense, net	685	543	614	739
Loss before income taxes	(20,059)	(22,542)	(85,131)	(80,872)
Provision for income taxes	271	361	1,127	915
Net loss	$(20,330)	$(22,903)	$(86,258)	$(81,787)
Net loss per share, basic and diluted	$(0.14)	$(0.15)	$(0.58)	$(0.56)
Weighted-average shares used in computing basic and diluted net loss per share	146,953	147,877	148,620	146,270

(1) Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$1,580	$1,639	$4,613	$4,701
Research and development	8,770	10,081	26,117	29,891
Sales and marketing	5,874	5,672	18,297	17,864
General and administrative	8,087	7,202	24,367	21,310
Restructuring	—	—	2,761	—
Stock-based compensation, net of amounts capitalized	$24,311	$24,594	$76,155	$73,766

(2) Includes amortization of acquisition intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$328	$1,465	$2,234	$4,432
Sales and marketing	459	1,035	2,546	3,285
Restructuring	135	—	315	—
Amortization of acquisition intangible assets	$922	$2,500	$5,095	$7,717

(3) Includes transaction expenses associated with the terminated merger with Zendesk. See Note 1 for additional information.

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(20,330)	$(22,903)	$(86,258)	$(81,787)
Other comprehensive loss:
Foreign currency translation adjustment(1)	(3,365)	(1,708)	(8,008)	(3,570)
Total other comprehensive loss(1)	(3,365)	(1,708)	(8,008)	(3,570)
Total comprehensive loss	$(23,695)	$(24,611)	$(94,266)	$(85,357)

(1) Net of tax effect which was not material.

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended September 30, 2022

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
June 30, 2022	149,233	$1	$961,978	$(4,229)	$(683,474)	$274,276
Common stock issued upon vesting of restricted stock units	1,047	—	—	—	—	—
Repurchases of common stock	(1,617)	—	(14,990)	—	—	(14,990)
Cancellation of restricted stock awards	(227)	—	—	—	—	—
Stock-based compensation expense	—	—	24,791	—	—	24,791
Comprehensive loss	—	—	—	(3,365)	—	(3,365)
Net loss	—	—	—	—	(20,330)	(20,330)
September 30, 2022	148,436	$1	$971,779	$(7,594)	$(703,804)	$260,382

For the three months ended September 30, 2021

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
June 30, 2021	147,498	$1	$907,383	$3,346	$(553,181)	$357,549
Common stock issued upon vesting of restricted stock units	931	—	—	—	—	—
Common stock issued upon stock option exercise	315	—	3,773	—	—	3,773
Issuance of restricted stock awards	55	—	—	—	—	—
Stock-based compensation expense	—	—	25,124	—	—	25,124
Comprehensive loss	—	—	—	(1,708)	—	(1,708)
Net loss	—	—	—	—	(22,903)	(22,903)
September 30, 2021	148,799	$1	$936,280	$1,638	$(576,084)	$361,835

For the nine months ended September 30, 2022

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2021	150,398	$2	$971,604	$414	$(617,546)	$354,474
Common stock issued upon vesting of restricted stock units	2,995	—	—	—	—	—
Common stock issued upon stock option exercise	206	—	2,827	—	—	2,827
Common stock issued under employee stock purchase plan	268	—	2,751	—	—	2,751
Issuance of restricted stock awards	1,031	—	—	—	—	—
Issuance of performance stock awards	361	—	—	—	—	—
Repurchases of common stock	(6,596)	(1)	(83,486)	—	—	(83,487)
Cancellation of restricted stock awards	(227)	—	—	—	—	—
Stock-based compensation expense	—	—	78,083	—	—	78,083
Comprehensive loss	—	—	—	(8,008)	—	(8,008)
Net loss	—	—	—	—	(86,258)	(86,258)
September 30, 2022	148,436	$1	$971,779	$(7,594)	$(703,804)	$260,382

For the nine months ended September 30, 2021

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2020	143,820	$1	$835,444	$5,208	$(494,297)	$346,356
Common stock issued upon vesting of restricted stock units	2,924	—	—	—	—	—
Common stock issued upon stock option exercise	1,544	—	21,531	—	—	21,531
Issuance of restricted stock awards	329	—	—	—	—	—
Cancellation of restricted stock awards	(64)	—	—	—	—	—
Common stock issued under employee stock purchase plan	246	—	3,873	—	—	3,873
Stock-based compensation expense	—	—	75,432	—	—	75,432
Comprehensive loss	—	—	—	(3,570)	—	(3,570)
Net loss	—	—	—	—	(81,787)	(81,787)
September 30, 2021	148,799	$1	$936,280	$1,638	$(576,084)	$361,835

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(86,258)	$(81,787)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,094	32,349
Non-cash leases expense	8,510	9,824
Gain on lease modification	(6,370)	—
Stock-based compensation expense, net of amounts capitalized	76,155	73,766
Deferred income taxes	489	293
Bad debt expense	2,273	898
Impairment of property and equipment	1,411	—
Unrealized foreign currency (gains) losses, net and other	2,821	1,048
Changes in assets and liabilities:
Accounts receivable	(1,897)	(2,654)
Prepaid expenses and other assets	(12,326)	(9,872)
Accounts payable and accrued liabilities	(4,077)	13,585
Accrued compensation	(4,711)	7,089
Deferred revenue	11,709	27,013
Operating lease liabilities	(10,172)	(11,244)
Net cash provided by operating activities	651	60,308
Cash flows from investing activities
Purchases of property and equipment	(449)	(387)
Capitalized internal-use software	(6,679)	(6,450)
Proceeds from sale of property and equipment	—	85
Net cash used in investing activities	(7,128)	(6,752)
Cash flows from financing activities
Proceeds from stock option exercises	2,827	21,334
Proceeds from employee stock purchase plan	2,751	3,873
Payments to repurchase common stock	(83,487)	—
Repayment of debt	(26,650)	(1,650)
Net cash provided by (used in) financing activities	(104,559)	23,557
Effect of exchange rate changes on cash	(1,493)	(293)
Net increase (decrease) in cash, cash equivalents and restricted cash	(112,529)	76,820
Cash, cash equivalents and restricted cash at beginning of period	306,121	224,614
Cash, cash equivalents and restricted cash at end of period	$193,592	$301,434
Supplemental cash flow data:
Interest paid for term debt	$7,116	$6,416
Income taxes paid	$564	$732
Non-cash investing and financing transactions:
Stock compensation included in capitalized software costs	$1,928	$1,666
Lease liabilities arising from obtaining right-of-use assets, net of terminations and modifications	$(13,620)	$2,676

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Company Overview and Basis of Presentation

Business

Momentive Global Inc. (the “Company”) provides Software-as-a-Service (“SaaS”) solutions that enable organizations to collect and analyze market, customer and employee sentiment data quickly and at scale. The Company offers artificial intelligence powered solutions across five major categories: 1) Market Insights; 2) Brand Insights; 3) Customer Experience; 4) Employee Experience; and 5) Product Experience, and delivers these solutions across three major product categories—Surveys, Customer Experience, and Market Research. The Company was incorporated in 2011 as SVMK Inc., a Delaware corporation, and is the successor to operations originally started in 1999. In June 2021, SVMK Inc. was rebranded and changed its legal name to Momentive Global Inc. As a result, its common stock began trading under the ticker symbol “MNTV” instead of “SVMK” on The Nasdaq Global Select Market. In February 2022, the company announced plans to consolidate its product portfolio under two brands and web surfaces—Momentive and SurveyMonkey. The Momentive brand will represent the Company's suite of upmarket solutions, while SurveyMonkey will support the Company's complementary products for value-oriented customers who prioritize speed and ease of use. The Company’s headquarters are located in the United States and its international operations are primarily based in Ireland, Canada and the Netherlands.

Termination of Proposed Merger with Zendesk

On February 25, 2022, the Agreement and Plan of Merger (the “Merger Agreement”) the Company entered into with Zendesk Inc. (“Zendesk”) and Milky Way Acquisition Corp. (“Merger Sub”) on October 28, 2021 was terminated due to Zendesk stockholders’ failure to approve the issuance of Zendesk shares in connection with the proposed merger (the “Merger”). None of the Company, Zendesk or Merger Sub are expected to have any further liability under the Merger Agreement, subject to its terms. The Company incurred transaction expenses related to employee retention bonuses, legal, accounting, financial advisory, and other costs associated with the Merger. For the nine months ended September 30, 2022, transaction expenses amounted to $11.9 million, of which, $0.6 million is included in cost of revenue, $3.4 million is included in research and development, $3.1 million is included in sales and marketing, and $4.8 million is included in general and administrative expenses in the accompanying condensed consolidated statement of operations. The employee retention bonuses granted in connection with the transaction were subject to the employee's continued service through June 30, 2022 and paid in July 2022.

Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of September 30, 2022, the statements of operations, comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. Such condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These condensed consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain other prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect our results of operations or operating, investing and financing cash flows.

These condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual periods.

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on February 14, 2022.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods covered by the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates due to a variety of factors, including the unforeseen impacts from the ongoing COVID-19 pandemic, general macroeconomic conditions and inflationary pressures on the Company’s business and financial results. The Company is not aware of any specific event or circumstances that would require an update to its estimates, judgments or assumptions or a revision to the carrying value of its assets or liabilities as of the date of issuance of its financial statements. These estimates, judgments and assumptions may change in the future, as new events occur or additional information is obtained. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. The Company’s most significant estimate and use of judgment involves the valuation of acquired goodwill and intangibles from acquisitions.

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

Related Party Transactions

Certain members of the Company’s board of directors serve as board members, are executive officers of and/or (in some cases) are investors in companies that are customers and/or vendors of the Company. The Company incurred related party expenses of $0.9 million and $2.9 million for the three and nine months ended September 30, 2022, respectively, and $0.6 million and $2.4 million during the three and nine months ended September 30, 2021, respectively.

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

Other Non-Operating (Income) Expense

Other non-operating (income) expense, net consists primarily of interest income, net foreign currency exchange (gains) losses, net realized gains and losses related to investments, and other (income) expense. The components of other non-operating (income) expense recognized in the condensed consolidated financial statements is as follows:

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Interest income	$(946)	$(142)	$(1,555)	$(405)
Foreign currency (gains) losses, net	1,633	289	2,279	738
Other (income) expense, net	(2)	396	(110)	406
Other non-operating expense, net	$685	$543	$614	$739

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

3. Revenue and Deferred Revenue

Disaggregated revenue

Revenue by sales channel was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Self-serve revenue	$74,629	$77,134	$226,488	$223,708
Sales-assisted revenue	46,746	37,620	132,036	102,736
Revenue	$121,375	$114,754	$358,524	$326,444

Self-serve revenues are generated from products purchased independently through our website.

Sales-assisted revenues are generated from products sold to organizations through our sales team.

In addition, see Note 4 for information regarding the Company’s revenue by geographic area.

Deferred revenue

The Company recognized into revenue $96.5 million and $185.6 million during the three and nine months ended September 30, 2022, respectively, and $86.7 million and $156.6 million during the three and nine months ended September 30, 2021, respectively, that was included in the deferred revenue balances at the beginning of each respective period.

Transaction price allocated to the remaining performance obligations

As of September 30, 2022, future estimated revenue related to non-cancelable performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period was $244.5 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

4. Geographical Information

Revenue by geography is generally based on the billing address of the customer. For purposes of its geographic revenue disclosure, the Company defines a customer as an organization. An organization may consist of an individual

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

paying user, multiple paying users within an organization or the organization itself. The following table sets forth the percentage of revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	65%	64%	65%	64%
Rest of world	35%	36%	35%	36%

No other country outside of the United States comprised 10% or greater of the Company’s revenue for each of the three and nine months ended September 30, 2022 and 2021, respectively.

5. Cash and Cash Equivalents

As of September 30, 2022 and December 31, 2021, the following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$193,096	$305,525
Restricted cash included in prepaid expenses and other current assets	496	271
Restricted cash included in other assets	—	325
Total cash, cash equivalents and restricted cash	$193,592	$306,121

Included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions of $2.3 million and $1.1 million as of September 30, 2022 and December 31, 2021, respectively.

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

The carrying amounts of the Company’s financial instruments, which generally include cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the fair value of the Company’s debt was approximately $180.6 million and $211.8 million as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022 and December 31, 2021, respectively, the Company did not have any significant financial instruments accounted for pursuant to ASC 820, Fair Value Measurement.

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. Property and Equipment

As of September 30, 2022 and December 31, 2021, property and equipment consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Computer equipment	$7,754	$8,017
Leasehold improvements	23,728	54,500
Furniture, fixtures and other assets	7,547	10,577
Gross property and equipment	39,029	73,094
Less: Accumulated depreciation	(37,572)	(67,652)
Property and equipment, net	$1,457	$5,442

Depreciation expense was $0.7 million and $3.1 million during the three and nine months ended September 30, 2022, respectively, and $3.3 million and $10.3 million during the three and nine months ended September 30, 2021, respectively.

In May 2022, in connection with the March 2022 Restructuring Plan, the Company executed a partial termination to reduce the leased space for its San Mateo, CA headquarters. As a result, the Company impaired certain leasehold improvements associated with the vacated space, which is included in restructuring in the condensed consolidated statement of operations for the nine months ended September 30, 2022. See Note 15 for additional information.

8. Intangible Assets and Goodwill

Acquisition intangible assets, net

As of September 30, 2022 and December 31, 2021, intangible assets, net consisted of the following:

	September 30, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$20,095	$(14,569)	$5,526	$20,426	$(12,927)	$7,499
Trade name	1,958	(1,823)	135	2,125	(1,094)	1,031
Developed technology	15,551	(15,551)	—	17,074	(14,831)	2,243
Acquisition intangible assets, net	$37,604	$(31,943)	$5,661	$39,625	$(28,852)	$10,773

Amortization expense was $0.9 million and $5.1 million during the three and nine months ended September 30, 2022, respectively, and $2.5 million and $7.7 million during the three and nine months ended September 30, 2021, respectively.

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

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of December 31, 2021	$463,736
Foreign currency translation	(8,895)
Balance as of September 30, 2022	$454,841

Capitalized internal-use software

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of September 30, 2022 and December 31, 2021, capitalized internal-use software consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Gross capitalized internal-use software	$60,115	$51,395
Less: Accumulated amortization	(30,789)	(23,237)
Capitalized internal-use software, net	$29,326	$28,158

Amortization expense related to capitalized internal-use software was $2.0 million and $7.5 million during the three and nine months ended September 30, 2022, respectively, and $3.1 million and $8.9 million during the three and nine months ended September 30, 2021, respectively, and is included in cost of revenue in the condensed consolidated statements of operations.

Future amortization expense

As of September 30, 2022, future amortization expense by year is expected to be as follows:

(in thousands)	Capitalized internal-use software, net	Acquisition intangible assets, net
Remainder of 2022	$1,865	$506
2023	4,735	1,483
2024	2,203	1,483
2025	697	1,389
2026	—	800
Total amortization expense	$9,500	$5,661

Future capitalized internal-use software amortization excludes $19.8 million of costs which are currently in the development phase.

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

During the three months ended September 30, 2022, the Company repurchased approximately 1.6 million shares of common stock for approximately $15.0 million. During the nine months ended September 30, 2022, the Company repurchased approximately 6.6 million shares of common stock for approximately $83.5 million.

As of September 30, 2022, the Company’s remaining share repurchase authorization was approximately $116.5 million.

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

As of September 30, 2022, 17,857,376 shares of common stock remain available for grant under the 2018 Plan.

The following is a summary of restricted stock units for the current year period:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2021	5,996,059	$21.33	1.1
Granted	7,735,288	$14.26
Vested	(2,994,628)	$19.22
Forfeited/cancelled	(1,896,968)	$19.02
Unvested at September 30, 2022	8,839,751	$16.36	1.2

The following is a summary of stock option activity for the current year period:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2021	14,527,520	$17.11	$61,227	6.3
Granted	940,000	$7.14
Exercised	(206,132)	$13.71
Forfeited	(597,459)	$20.09
Expired	(797,944)	$18.31
Outstanding, vested and expected to vest at September 30, 2022	13,865,985	$16.29	$2	4.9
Vested and exercisable at September 30, 2022	11,152,332	$16.39	$2	4.7

The following is a summary of restricted stock awards for the current year period:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2021	241,765	$24.17	2.0
Granted	1,392,871	$16.72
Vested	(272,214)	$18.54
Forfeited/cancelled	(226,818)	$16.93
Unvested at September 30, 2022	1,135,604	$17.83	2.2

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

The grant-date fair value of the award is $3.4 million, which will be recognized using the accelerated attribution method over the performance period. The grant-date fair value was determined using the Monte Carlo valuation method, which incorporates various assumptions including expected stock price volatility, contractual term, dividend yield, and stock price at grant date. During the three and nine months ended September 30, 2022, the Company recognized $0.5 million and $1.1 million, respectively, of stock-based compensation expense related to this award, which is included in general and administrative expense in the condensed consolidated statement of operations.

Fair Value of Stock Options

The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected life (in years)	2.0	5.7	2.0	5.8
Risk-free interest rate	3.4%	0.9%	3.4%	0.8%
Volatility	53%	50%	53%	52%
Dividend yield	—%	—%	—%	—%
Fair value of common stock	$7.14	$20.05	$7.14	$21.51

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

Under the reset provision, if the closing stock price on the purchase date falls below the closing stock price on the offering date of an ongoing offering period, the ongoing offering terminates immediately following the purchase of ESPP shares on the purchase date and participants in the terminated offering are automatically enrolled in the new offering period (“ESPP reset”), resulting in a modification charge to be recognized over the new offering period. During the nine months ended September 30, 2022, there was an ESPP reset that resulted in a modification charge of $5.8 million, which is being recognized over the new offering period ending in May 2024.

During the nine months ended September 30, 2022, the Company’s employees purchased 267,715 shares of its common stock under the ESPP with a weighted average purchase price of $10.28 per share and aggregate proceeds to the Company of $2.8 million. During the nine months ended September 30, 2021, the Company’s employees

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

purchased 245,914 shares of its common stock under the ESPP with a weighted average purchase price of $15.75 per share and aggregate proceeds to the Company of $3.9 million.

As of September 30, 2022, 6,428,467 shares of common stock remain available for issuance under the ESPP.

The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of ESPP purchase rights granted using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected life (in years)	n/a	n/a	1.3	1.3
Risk-free interest rate	n/a	n/a	2.2%	0.1%
Volatility	n/a	n/a	53%	53%
Dividend yield	n/a	n/a	—%	—%
Fair value of common stock	n/a	n/a	$12.09	$19.12

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$1,580	$1,639	$4,613	$4,701
Research and development	8,770	10,081	26,117	29,891
Sales and marketing	5,874	5,672	18,297	17,864
General and administrative	8,087	7,202	24,367	21,310
Restructuring	—	—	2,761	—
Stock-based compensation expense, net of amounts capitalized	24,311	24,594	76,155	73,766
Capitalized stock-based compensation expense	480	530	1,928	1,666
Total stock-based compensation expense	$24,791	$25,124	$78,083	$75,432

During the first quarter of 2022, the Company modified the terms of approximately 1.2 million stock options and 0.1 million restricted stock units and awards in connection with the March 2022 Restructuring Plan (see Note 15 for additional discussion). The modification resulted in additional stock-based compensation expense of $2.8 million which was fully recognized at the modification date as restructuring costs in the condensed consolidated statement of operations for the nine months ended September 30, 2022.

As of September 30, 2022, unamortized stock-based compensation was as follows:

	Unrecognized stock-based compensation (in thousands)	Weighted average recognition period (in years)
Restricted stock units	$133,221	2.2
Stock options	12,510	1.4
Restricted stock awards	13,985	2.3
ESPP	8,628	1.6
Total unrecognized stock-based compensation	$168,344

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

401(k) Plan

In the United States, the Company offers its employees a defined contribution plan that qualifies as a deferred salary arrangement under Section 401 of the U.S. Internal Revenue Code (“401(k) Plan”). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowed by the Internal Revenue Service. The Company currently provides a matching contribution of 25% of deferrals for eligible employees. Compensation expense for the Company's matching contributions was $1.1 million and $4.3 million during the three and nine months ended September 30, 2022, respectively, and $1.2 million and $3.8 million during the three and nine months ended September 30, 2021, respectively.

10. Leases

The Company leases certain equipment and facilities under operating leases which expire at various dates through 2028. The Company’s operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost (gross lease expense)	$2,334	$3,249	$8,527	$9,892
Variable lease costs	1,093	1,339	3,563	3,491
Sublease income (including reimbursed expenses)	473	1,218	1,780	3,782

During each of the three and nine months ended September 30, 2022 and 2021, the Company’s short-term lease costs were nominal.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The weighted average remaining operating lease term was 6.0 years and 6.7 years as of September 30, 2022 and December 31, 2021, respectively.

The weighted average discount rate used to estimate operating lease liabilities was 7.0% and 7.5% as of September 30, 2022 and December 31, 2021, respectively.

In May 2022, in connection with the March 2022 Restructuring Plan, the Company executed a partial termination to reduce the leased space for its San Mateo, CA headquarters. The amendment resulted in the reduction in total future undiscounted fixed minimum lease cost payments and associated right-of-use assets. See Note 15 for additional information.

As of September 30, 2022, maturities of operating lease liabilities and sublease income, by year are as follows:

(in thousands)	Operating Lease Payments	Sublease Income
Remainder of 2022	$2,813	$(458)
2023	11,074	(1,781)
2024	9,579	(372)
2025	9,233	—
2026	9,505	—
Thereafter	19,140	—
Gross lease payments (income)	$61,344	$(2,611)
Less: Imputed interest	11,445
Less: Tenant improvement receivables	412
Total operating lease liabilities	$49,487

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. Commitments and Contingencies

Non-Cancelable Purchase Commitments

The Company enters into commitments under non-cancelable purchase orders for the procurement of goods and services in the ordinary course of business. As of September 30, 2022, expected payments under such commitments are as follows (in thousands):

Remainder of 2022	$3,870
2023	15,844
2024	4,546
2025	61
2026	46
Total purchase commitments	$24,367

Letters of Credit

As of September 30, 2022, the Company had a standby letter of credit for $2.5 million which was issued in connection with the San Mateo headquarters.

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

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. Debt

As of September 30, 2022 and December 31, 2021 the carrying values of debt were as follows:

			September 30, 2022		December 31, 2021
	Issuance date	Maturity date	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
2018 Refinancing Facility Agreement	October 2018	October 2025	$186,200	3.9% - 6.9%	$212,850	3.8% - 3.9%
Less: Unamortized issuance discount and issuance costs, net			909		1,134
Less: Debt, current			1,900		1,900
Debt, non-current			$183,391		$209,816

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

As of September 30, 2022, the Company had $72.5 million of borrowing available under the line of credit portion of the 2018 Credit Facility.

The Company’s obligations under the 2018 Credit Facility are guaranteed by certain of its subsidiaries and secured by liens on substantially all of the assets of the Company and such subsidiaries. The 2018 Credit Facility contains financial, affirmative and negative covenants that, if violated, may require the Company to pay down the loans earlier than the stated maturity dates with higher interest rates. As of September 30, 2022, the Company was compliant with all of its debt covenant requirements in the 2018 Credit Facility. The Company believes that it will continue to comply with the terms of the loan agreements through the stated maturity dates. However, if the Company’s projections do not materialize, the Company may require additional equity or debt financing. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

Principal and interest payments are due quarterly. As of September 30, 2022, future minimum payment obligations of principal amounts due by year under the 2018 Credit Facility were as follows (in thousands):

Remainder of 2022	$550
2023	2,200
2024	2,200
2025	181,250
Total principal outstanding	$186,200

13. Income Taxes

The Company recorded an income tax provision of $0.3 million and $1.1 million for the three and nine months ended September 30, 2022, respectively, and $0.4 million and $0.9 million for the three and nine months ended September 30, 2021, respectively. The decrease in the Company’s income tax expense for the three months ended September 30, 2022, relative to the prior year period, was primarily due to an estimated increase in foreign research

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

credits. The increase in the Company’s income tax expense for the nine months ended September 30, 2022, relative to the prior year period, was primarily due to a change in the state blended tax rate on amortization of intangible assets.

The Company regularly evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during periods in which those temporary differences become deductible. As of September 30, 2022, the Company continues to maintain a valuation allowance on certain deferred tax assets in the United States and certain foreign jurisdictions that are not realizable on a more likely than not basis.

The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. There were no material changes in gross unrecognized tax benefits during each of the three and nine months ended September 30, 2022 and 2021.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(20,330)	$(22,903)	$(86,258)	$(81,787)
Denominator:
Weighted-average shares outstanding - basic and diluted	146,953	147,877	148,620	146,270
Net loss per common share - basic and diluted:	$(0.14)	$(0.15)	$(0.58)	$(0.56)

The Company was in a loss position for the periods presented. Accordingly, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Prior to application of the treasury stock method, share equivalents (comprising of restricted stock units, stock options, restricted stock awards, and shares issuable under the ESPP) excluded from the calculations of diluted net loss per share were 25.2 million for the three and nine months ended September 30, 2022, and 23.0 million for the three and nine months ended September 30, 2021.

15. Restructuring Costs

In March 2022, the Company implemented a restructuring plan (the “March 2022 Restructuring Plan”) to streamline its business, increase operating efficiency, and reduce costs over the long-term after the termination of its proposed merger with Zendesk. During the three and nine months ended September 30, 2022, the Company had incurred costs of approximately $0.4 million and $2.0 million, respectively, associated with the March 2022 Restructuring Plan, which are primarily comprised of employee severance, stock-based compensation expense, the partial termination of its San Mateo, CA headquarters lease and related leasehold improvement impairment costs, and other contract termination costs related to the Company's decision to abandon its future office expansion plans. Additionally, the Company has streamlined its brand positioning and will focus on the SurveyMonkey and Momentive brands. As such, it has determined that its brand-related intangibles from a prior acquisition has no future economic

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

benefit and has accelerated the amortization of such through the end of 2022, when the Company plans to discontinue those brand names.

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

The March 2022 Restructuring Plan was subject to applicable laws and consultation processes as part of the Company's strategic plan to reduce costs and improve efficiencies. In connection with this action, the Company incurred the following pre-tax costs for the three and nine months ended September 30, 2022 (in thousands):

(in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Employee severance	$286	$2,778
Gain on lease modification	—	(6,370)
Impairment of property and equipment	—	838
Stock-based compensation	—	2,761
Contract termination and other costs	1	1,660
Amortization of intangible assets	135	315
Total restructuring costs	$422	$1,982

Restructuring costs included $0.6 million recorded in accrued compensation and accrued expenses and other current liabilities lines in the condensed consolidated balance sheet as of September 30, 2022. The majority of the amounts accrued pertain to severance costs which will be paid through 2022.

16. Subsequent Events

On October 10, 2022, the Company committed to a plan designed to improve operating margin and create efficiencies in its go-to-market motion and in other areas throughout the Company (the “October 2022 Restructuring Plan”). The October 2022 Restructuring Plan involves a reduction of the Company’s workforce by approximately 11%.

The Company estimates that it will incur approximately $4.0 million to $5.0 million in charges in connection with the October 2022 Restructuring Plan, consisting of cash expenditures for employee severance, employee benefits, and related facilitation costs. The Company expects that the majority of these costs will be incurred and paid during the fourth quarter of 2022, and that execution of the plan will be substantially complete by the end of 2022.

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

Overview

We were founded under the name “SurveyMonkey” in 1999 and provide SaaS solutions that enable organizations to collect and analyze market, customer and employee sentiment data quickly and at scale. Our artificial intelligence powered solutions help more than 345,000 organizations build market leadership, delight their customers, and engage their employees.

We deliver these solutions through three major product categories: Surveys, Customer Experience, and Market Research. We believe our solutions are competitively differentiated through their ease of use and flexibility, speed in delivering sentiment data-driven insights and ability to share insights across an organization through integrations with leading business intelligence, collaboration, and customer relationship management platforms. Our solutions are powered by a technology stack that simplifies the processes for creating surveys, collecting high quality data, and surfacing and sharing insights across an organization to drive action.

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

We are executing on a two-part growth strategy. First, we are delivering new features and product tiers that capitalize on the virality of our core platform and the scale of business to drive overall platform usage and increase the conversion of free users to paid subscribers in our self-serve channel. Second, we are investing further in product innovation and go-to-market initiatives to expand the percentage of our revenue generated through our sales-assisted channel. Specifically, our sales-assisted go-to-market motion focuses on converting existing self-serve subscribers to sales-assisted customers, selling directly to new customers, and expanding our relationships with existing customers. As we execute on this strategy and sell more of our products into enterprises directly, we believe we can accelerate our revenue growth profile and increase our customer retention rates over time. We believe our existing user base represents a significant opportunity to expand our business and increase our revenue. During the nine months ended September 30, 2022, approximately 37% of our total revenue was generated from customers who purchased software through our sales-assisted channel, up from 31% in the first nine months of 2021.

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

Impact of COVID-19

The COVID-19 pandemic has caused economic instability and global uncertainty. As a result of the COVID-19 pandemic, we modified certain aspects of our business, including transitioning to a hybrid work model where most of our employees have the flexibility to determine the amount of time they work from home and in our offices, and transitioning our employee onboarding and training processes to remote or online programs, among other modifications. We continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, and stockholders. The effects of these operational modifications are unknown and may not be realized until further reporting periods as we continue to evaluate and refine our hybrid work model and real estate needs.

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

We generate revenue either on a subscription or transactional basis, depending on the product. We offer three major product categories—Surveys, Customer Experience, and Market Research.

•
Surveys: Our leading survey software products enable a wide range of customers to collect, analyze and take action on stakeholder sentiments. We have designed products that optimize the quality of stakeholder feedback and maximize response rates to help organizations improve customer experiences, develop and retain a diverse and high-performing workforce, and grow their business. We offer our basic survey plan to individuals at no charge. We also offer multiple tiers of subscriptions to individual paying users, with pricing based on functionality, including advanced survey logic; branding and customization tools; analysis features; and support options. We offer SurveyMonkey team plans for small teams and departments that need to collaborate on survey projects. In addition to the features available in paid plans for individuals, SurveyMonkey team plans provide advanced collaboration features for survey creation and analysis, centralized team administration, and a team library for survey themes, templates, and brand assets. Team plans start at three users per team, billed annually on a subscription basis, and include flexible roles and pricing for survey creators and analysts. For organizations, we offer SurveyMonkey Enterprise, which extends our survey platform with enterprise-grade security and an enhanced set of capabilities (including managed user accounts, customized company branding, collaboration capabilities, and deep integrations with a broad set of leading software applications) that enable users to support multiple, advanced feedback use cases across the organization. Revenue from Surveys is generated primarily on a subscription basis.
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

As of December 31, 2021, we had over 17 million active users. As of September 30, 2022 and 2021, we had approximately 897,500 and 877,100 paying users, respectively, which we define as an individual customer of our survey platform or form-based application, a seat within a SurveyMonkey Enterprise deployment or a subscription to one of our purpose-built solutions. Of our paying users as of September 30, 2022 and 2021, we had approximately 15,400 and 10,500 customers, respectively, who purchased our software through our sales-assisted channel. Our average revenue per paying user (“ARPU”) was $533 and $539 for the three and nine months ended September 30, 2022, respectively, and $524 and $514 for the three and nine months ended September 30, 2021, respectively. We calculate ARPU as revenue during a given period divided by the average number of paying users during that period. We calculate the average number of paying users by adding the number of paying users as of the end of the prior period to the number of paying users as of the end of the current period, and then dividing by two. For interim periods, we use annualized revenue which is calculated by dividing the revenue for the period by the number of days in that period and multiplying this value by 365 days.

As of September 30, 2022, over 90% of our trailing 12-month bookings were from organizational domain-based customers, which are customers who register with us using an email account with an organizational domain name, such as @momentive.ai, but excludes customers with email addresses hosted on widely used domains such as @gmail, @outlook or @yahoo. As of September 30, 2022, our dollar-based net retention rate for organizational domain-based customers was over 95%. We calculate bookings as the sum of the monthly and annual contract values for contracts sold during a period for our monthly and annual customers, respectively. We calculate organizational dollar-based net retention rate as of a period end by starting with the trailing 12 months of bookings from the cohort of all domain-based customers as of the 12 months prior to such period end (“Prior Period Bookings”). We then calculate the trailing 12 months of bookings from these same customers as of the current period end (“Current Period Bookings”). Current Period Bookings includes any upsells and is net of contraction or attrition, but excludes bookings from new domain-based customers in the current period. We then divide the total Current Period Bookings by the total Prior Period Bookings to arrive at the organizational dollar-based net retention rate.

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

Remaining Performance Obligations

	As of September 30,
(in thousands)	2022	2021
Remaining performance obligations ("RPO")	$244,493	$222,553

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net cash provided by operating activities	$1,901	$16,747	$651	$60,308
Purchases of property and equipment	—	(65)	(449)	(387)
Capitalized internal-use software	(1,724)	(2,032)	(6,679)	(6,450)
Free cash flow	$177	$14,650	$(6,477)	$53,471

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2022	% of Revenue	2021	% of Revenue	2022	% of Revenue	2021	% of Revenue
Revenue	$121,375	100%	$114,754	100%	$358,524	100%	$326,444	100%
Cost of revenue(1)(2)(3)	21,256	18%	22,161	19%	66,650	19%	64,621	20%
Gross profit	100,119	82%	92,593	81%	291,874	81%	261,823	80%
Operating expenses:
Research and development(1)(3)	35,074	29%	33,671	29%	107,420	30%	100,879	31%
Sales and marketing (1)(2)(3)	54,976	45%	54,118	47%	175,910	49%	162,179	50%
General and administrative(1)(3)	25,929	21%	24,466	21%	83,383	23%	71,958	22%
Restructuring(1)(2)	422	—	—	—%	1,982	1%	—	—
Total operating expenses	116,401	96%	112,255	98%	368,695	103%	335,016	103%
Loss from operations	(16,282)	(13)%	(19,662)	(17)%	(76,821)	(21)%	(73,193)	(22)%
Interest expense	3,092	3%	2,337	2%	7,696	2%	6,940	2%
Other non-operating expense, net	685	1%	543	—%	614	—%	739	—%
Loss before income taxes	(20,059)	(17)%	(22,542)	(20)%	(85,131)	(24)%	(80,872)	(25)%
Provision for income taxes	271	—%	361	—%	1,127	—%	915	—%
Net loss	$(20,330)	(17)%	$(22,903)	(20)%	$(86,258)	(24)%	$(81,787)	(25)%

(1) Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2022	% of Revenue	2021	% of Revenue	2022	% of Revenue	2021	% of Revenue
Cost of revenue	$1,580	1%	$1,639	1%	$4,613	1%	$4,701	1%
Research and development	8,770	7%	10,081	9%	26,117	7%	29,891	9%
Sales and marketing	5,874	5%	5,672	5%	18,297	5%	17,864	5%
General and administrative	8,087	7%	7,202	6%	24,367	7%	21,310	7%
Restructuring	—	—%	—	—%	2,761	1%	—	—%
Stock-based compensation, net of amounts capitalized	$24,311	20%	$24,594	21%	$76,155	21%	$73,766	23%

(2) Includes amortization of acquisition intangible assets as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2022	% of Revenue	2021	% of Revenue	2022	% of Revenue	2021	% of Revenue
Cost of revenue	$328	—%	$1,465	1%	$2,234	1%	$4,432	1%
Sales and marketing	459	—%	1,035	1%	2,546	1%	3,285	1%
Restructuring	135	—%	—	—%	315	—%	—	—%
Amortization of acquisition intangible assets	$922	1%	$2,500	2%	$5,095	1%	$7,717	2%

(3) Includes transaction expenses associated with the terminated merger with Zendesk. See Note 1 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue and cost of revenue

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Revenue	$121,375	$114,754	$6,621	6%
Cost of revenue	21,256	22,161	(905)	(4)%
Gross profit	$100,119	$92,593	$7,526	8%
Gross margin	82%	81%

Revenue increased for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Our number of paying users increased 2% from approximately 877,100 as of September 30, 2021 to approximately 897,500 as of September 30, 2022 and ARPU increased 2% from $524 for the three months ended September 30, 2021 to $533 for the three months ended September 30, 2022.

Revenue growth was driven by an increase of $9.1 million, or 24%, in our sales-assisted channel, as a result of the ongoing refinement of our pricing and packaging that has driven an increase in customer upgrades and expansion, which was slightly offset by a decrease of $2.5 million, or (3)%, in our self-serve channel. Revenue from our sales-assisted channel accounted for 39% and 33% of revenue for the three months ended September 30, 2022 and 2021, respectively.

Cost of revenue decreased for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to a $2.2 million decrease in the amortization of capitalized software and intangible assets related to our prior acquisitions, offset by a $0.7 million increase in web hosting costs and payment processing fees, a $0.4 million increase in personnel costs, and a $0.2 million increase in external sample costs and charitable donations associated with SurveyMonkey Audience, our market research panel solution.

Our gross margin increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to the increase in revenue.

Research and development

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Research and development	$35,074	$33,671	$1,403	4%

Research and development expenses increased for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to a $0.4 million increase in personnel related costs. In addition, there were increases in professional services, IT costs and capitalized software costs of about $0.8 million.

Sales and marketing

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$54,976	$54,118	$858	2%

Sales and marketing expenses increased for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to a $1.4 million increase in personnel related costs, which were partially offset by a decrease in facility costs.

General and administrative

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
General and administrative	$25,929	$24,466	$1,463	6%

General and administrative expenses increased for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to a $1.7 million increase in personnel related costs, which were partially offset by a decrease in facility costs.

Restructuring

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Restructuring	$422	$—	$422	100%

Restructuring expenses recorded for the three months ended September 30, 2022 were primarily due to the restructuring plan implemented in March 2022. For additional information regarding our restructuring activities, see Note 15 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Interest expense	$3,092	$2,337	$755	32%

Interest expense increased for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to a higher average interest rate offset by a decrease in average debt balances as a result of our repayment of principal under the Term Loan. For additional information regarding our credit facilities, see Note 12 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Other non-operating expense, net

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Other non-operating expense, net	$685	$543	$142	26%

Other non-operating expense, net for the three months ended September 30, 2022 increased compared to the three months ended September 30, 2021, primarily due to fluctuations in foreign currency exchange rates, offset by an increase in interest income due to a higher average interest rate.

Provision for income taxes

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Provision for income taxes	$271	$361	$(90)	(25)%
Effective tax rate	(1)%	(2)%

The provision for income taxes decreased for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an estimated increase in foreign research credits.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenue and cost of revenue

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Revenue	$358,524	$326,444	$32,080	10%
Cost of revenue	66,650	64,621	2,029	3%
Gross profit	$291,874	$261,823	$30,051	11%
Gross margin	81%	80%

Revenue increased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Our number of paying users increased 2% from approximately 877,100 as of September 30, 2021 to approximately 897,500 as of September 30, 2022 and ARPU increased 5% from $514 for the nine months ended September 30, 2021 to $539 for the nine months ended September 30, 2022.

Revenue growth was driven by an increase of $2.8 million, or 1%, in our self-serve channel, as well as an increase of $29.3 million, or 29%, in our sales-assisted channel, a result of the ongoing refinement of our pricing and packaging that has driven an increase in customer upgrades and expansion. Revenue from our sales-assisted channel accounted for 37% and 31% of revenue for the nine months ended September 30, 2022 and 2021, respectively.

Cost of revenue increased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a $2.6 million increase in personnel costs, a $1.9 million increase in web hosting costs and payment processing fees, and a $1.2 million increase in external sample costs and charitable donations associated with SurveyMonkey Audience, our market research panel solution, which were offset by a $3.6 million decrease in the amortization of capitalized software and intangible assets related to our prior acquisitions. The increase in personnel costs was primarily due to $2.1 million increase in employee-related expenses due to headcount growth and $0.5 million of employee retention bonuses related to the Merger.

Our gross margin increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to the increase in revenue.

Research and development

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Research and development	$107,420	$100,879	$6,541	6%

Research and development expenses increased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a $4.9 million increase in personnel related costs, including a $1.9 million increase in employee-related expenses due to headcount growth and $3.0 million of employee retention bonuses related to the Merger. In addition, there were increases in professional services and IT costs.

Sales and marketing

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$175,910	$162,179	$13,731	8%

Sales and marketing expenses increased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a $12.4 million increase in personnel related costs and an increase of $3.9 million in costs related to brand campaigns and paid marketing, which were partially offset by a decrease in professional service cost related to the company rebranding in the prior year and a decrease in facility costs. The increase in personnel costs was primarily due to a $9.4 million increase in employee-related expenses due to headcount growth and $3.0 million of employee retention bonuses related to the Merger.

General and administrative

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
General and administrative	$83,383	$71,958	$11,425	16%

General and administrative expenses increased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a $10.0 million increase in personnel related costs and a $2.9 million increase in office expense due to the reopening of our offices, which were partially offset by a $1.3 million decrease in depreciation expense due to the impairment of leasehold costs in the San Mateo, CA headquarters. The increase in personnel costs was primarily due to a $6.9 million increase in employee-related expenses due to headcount growth and $3.1 million of employee retention bonuses related to the Merger.

Restructuring

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Restructuring	$1,982	$—	$1,982	100%

Restructuring expenses recorded for the nine months ended September 30, 2022 were primarily due the restructuring plan implemented in March 2022. For additional information regarding our restructuring activities, see Note 15 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Interest expense	$7,696	$6,940	$756	11%

Interest expense increased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a higher average interest rate offset by a decrease in average debt balances as a result of our repayment of principal under the Term Loan. For additional information regarding our credit facilities, see Note 12 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Other non-operating expense, net

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Other non-operating expense, net	$614	$739	$(125)	(17)%

Other non-operating expense, net for the nine months ended September 30, 2022 decreased compared to the nine months ended September 30, 2021, primarily due to fluctuations in foreign currency exchange rates and an increase in interest income due to a higher average interest rate.

Provision for income taxes

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Provision for income taxes	$1,127	$915	$212	23%
Effective tax rate	(1)%	(1)%

The provision for income taxes increased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a change in the state blended tax rate on amortization of intangible assets.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, our principal sources of liquidity were cash and cash equivalents totaling $193.1 million and $305.5 million, respectively, all of which were bank deposits as well as cash to be received from customers and cash available under our credit facilities.

Since our inception, we have financed our operations primarily through payments received from our customers, borrowings under credit facilities and lines of credit, and our initial public offering in 2018.

On February 26, 2022, our board of directors authorized a stock repurchase program to repurchase up to $200.0 million of our common stock in the open market or in privately negotiated transactions (through 10b5-1 trading plans or otherwise). The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion, and the repurchase program does not have an expiration date. The actual timing, number and value of shares repurchased will be determined by our management at its discretion and will depend on a number of factors, including the market price of our stock, general business and market conditions, and other investment opportunities. During the three months ended September 30, 2022, we repurchased approximately 1.6 million shares of common stock for approximately $15.0 million. During the nine months ended September 30, 2022, we repurchased approximately 6.6 million shares of common stock for approximately $83.5 million. As of September 30, 2022, our remaining share repurchase authorization was approximately $116.5 million.

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

A significant majority of our customers pay in advance for annual subscriptions, which is a substantial source of cash. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which we recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2022 and December 31, 2021, we had deferred revenue of $213.5 million and $201.8 million, respectively, a substantial majority of which we expect to record as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$651	$60,308
Net cash used in investing activities	(7,128)	(6,752)
Net cash provided by (used in) financing activities	(104,559)	23,557
Effects of exchange rate changes on cash	(1,493)	(293)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(112,529)	$76,820

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

During the nine months ended September 30, 2022, cash provided by operating activities was $0.7 million, primarily due to our net loss of $86.3 million, adjusted for non-cash charges of $108.4 million and net cash outflows of $21.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense, gains on lease modifications, impairment of property and equipment, bad debt expense, deferred income taxes and net unrealized foreign currency (gains) losses. The primary drivers of the changes in operating assets and liabilities related to cash provided by a $11.7 million increase in deferred revenue, offset by a $12.3 million increase in prepaid expenses and other assets, a $1.9 million increase in accounts receivable, a $4.1 million decrease in accounts payable and accrued liabilities, a $4.7 million decrease in accrued compensation, and cash used for operating lease liabilities of $10.1 million.

During the nine months ended September 30, 2021, cash provided by operating activities was $60.3 million, primarily due to our net loss of $81.8 million, adjusted for non-cash charges of $118.2 million and net cash inflows of $23.9 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense, bad debt expense, deferred income taxes and net unrealized foreign currency (gains) losses. The primary drivers of the changes in operating assets and liabilities related to cash provided by a $27.0 million increase in deferred revenue, a $13.6 million increase in accounts payable and accrued liabilities, and a $7.1 million increase in accrued compensation, partially offset by cash used for operating lease liabilities of $11.2 million, prepaid expenses and other assets of $9.9 million, and a $2.7 million increase in accounts receivable.

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

Net cash used in investing activities during the nine months ended September 30, 2022 of $7.1 million was primarily attributable to cash used for the development of internal-use software of $6.7 million that is capitalized and purchases of property and equipment of $0.4 million.

Net cash used in investing activities during the nine months ended September 30, 2021 of $6.8 million was primarily attributable to cash used for the development of internal-use software of $6.4 million that is capitalized and purchases of property and equipment of $0.4 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2022 of $104.6 million was primarily attributable to payments for share repurchases of $83.5 million and principal payments on our credit facilities of $26.7 million, partially offset by proceeds from the exercise of stock options of $2.8 million and shares purchased under our employee stock purchase plan of $2.8 million.

Net cash provided by financing activities during the nine months ended September 30, 2021 of $23.5 million was primarily attributable to proceeds from the exercise of stock options of $21.3 million and shares purchased under our employee stock purchase plan of $3.9 million, partially offset by the principal payments on our credit facilities of $1.7 million.

Contractual Obligations

Our principal commitments consist of obligations under our credit facilities and leases for office space. As of September 30, 2022, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter
Credit facilities(1)	$186,200	$550	$2,200	$2,200	$181,250	$—	$—
Interest payments on credit facilities(1)	38,654	3,269	12,873	12,755	9,757	—	—
Operating leases(2)	61,344	2,813	11,074	9,579	9,233	9,505	19,140
Purchase commitments(3)	24,367	3,870	15,844	4,546	61	46	—
Total contractual obligations	$310,565	$10,502	$41,991	$29,080	$200,301	$9,551	$19,140

(1)
Represents the principal balances and related interest payments to be paid in connection with our 2018 Credit Facility. Interest payments on our 2018 Credit Facility are based upon the applicable interest rates as of September 30, 2022 and are subject to change in future periods. For additional information regarding our credit facilities, see Note 12 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these judgements, estimates and actual results, our financial condition or results of operations would be affected. We base our judgements and estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting judgements and estimates of this type as critical accounting policies and estimates, which we discuss below. There have been no material changes to our critical accounting policies and estimates for the three and nine months ended September 30, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We have foreign currency exchange risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British Pound Sterling, the Australian dollar, and the Canadian dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains (losses) related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. To date, we have not entered into any material derivative financial instruments. During the three and nine months ended September 30, 2022 and 2021, we did not have any material amount of derivative financial instruments. A hypothetical 10% change in foreign currency exchange rates for the three and nine months ended September 30, 2022 applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $193.1 million and $305.5 million, respectively, which consisted primarily of bank deposits. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. For the three and nine months ended September 30, 2022, a hypothetical 10% change in interest rates would not have had a material impact on our financial statements.

As of September 30, 2022 and December 31, 2021, we had borrowings under our credit facilities comprising of $186.2 million and $212.9 million aggregate principal value, respectively. Loans under the credit facilities accrue interest based upon, at our option, either at an ABR or a Eurocurrency rate, in each case plus an applicable margin, which exposes us to interest rate risk. Additionally, in March 2021, relevant regulators confirmed that the publication of the one-week and two-month U.S. dollar London Interbank Offered Rate (“LIBOR”) would cease after December 31, 2021, and all remaining U.S. dollar LIBOR tenors would cease after June 30, 2023. Our credit facilities provide that we may borrow at LIBOR or LIBOR-successor benchmark-based rates of interest that vary depending on our credit ratings and prevailing market conventions. The planned phase out of LIBOR as a benchmark may also result in an increase on our future interest obligations. As of September 30, 2022, a hypothetical 10% increase in the ABR would result in an increase in future interest payments on our debt of $1.8 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive and principal financial officer has concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Business and Operations

•
the COVID-19 pandemic has caused economic instability and global uncertainty, and the extent to which it will impact our business, financial condition and results of operations is uncertain and difficult to predict;
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

•
general global economic conditions (including Russia's invasion of Ukraine, inflationary pressures and the impact of climate change) and our inability to compete successfully in our markets may materially and adversely affect demand for our products, services and solutions;

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

Our business depends upon our ability to maintain and expand our relationships with our users. Customers can choose between monthly or annual subscriptions, and customers are not obligated to and may not renew their paid subscriptions after their existing plans expire. As a result, we cannot assure that customers will renew their paid plans utilizing the same tier of our products and solutions or upgrade to our premium products or solutions. Renewals of paid plans may decline or fluctuate because of several factors, such as dissatisfaction with our products, solutions or support, a user no longer having a need for our products or reducing IT spending, such as in response to current or future economic and global market uncertainties or downturns, or the perception that competitive products are better or less expensive options. As our customer base continues to grow, even if our customer retention rates remain the same on a percentage basis, the absolute number of customers we lose each month will increase. We must continually add new customers to replace customers whose accounts are closed and to grow our business beyond our current user base, which may involve significantly higher marketing expenses than we currently anticipate.

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

We have a history of delivering revenue growth and positive cash flow from operations. However, our rates of revenue growth have fluctuated, and may slow in the future. Many factors may contribute to declines in our growth rates, including higher market penetration, increased competition, slowing demand for our survey platform, a failure by us to continue capitalizing on growth opportunities, the maturation of our business, and impacts resulting from general macroeconomic conditions or the COVID-19 pandemic, among others. It can be difficult to predict customer demand, especially as their priorities, resources and economic outlook change, along with other shifting market conditions. These shifts have occurred and may in the future occur more quickly than we anticipate. If we are unable to respond quickly to rapidly changing market conditions and shifts in customer behavior, our business and results of operation could be harmed, and the trading price of our common stock could be adversely affected. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our growth rates decline, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.

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

We have worked to develop a strong culture around our team, which is built on four key pillars of celebrating curiosity, maintaining a diverse, collaborative and inclusive work environment, seeking to positively influence our industry and community, and delivering value to our customers. We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Preservation of our corporate culture is also made more difficult due to restructuring initiatives we have executed that have resulted in changes throughout our business, including the implementation of the workforce reduction from restructuring plans, and due to our shift to a hybrid work model, where most of our employees have the flexibility to determine the amount of time they work from home or in our offices, each of which may present operational challenges and risks, including negative employee morale and productivity, failure to attract and retain qualified employees, and increased compliance and tax obligations in a number of jurisdictions. If we fail to manage our anticipated growth or restructuring initiatives in a manner that preserves the key aspects of our corporate culture, our employee retention may suffer, which could harm our business.

We depend on our talent to grow and operate our business, and if we are unable to hire, integrate, develop, motivate and retain our personnel, we may not be able to grow effectively.

Our future success depends, in part, on our ability to identify, hire, integrate, develop, motivate and retain top talent, including senior management, engineers, designers, product managers, sales representatives and customer support representatives. Our ability to execute efficiently is dependent upon contributions from all of our employees, in particular our senior management team. As we continue to grow, we cannot guarantee we will continue to attract new employees or retain the personnel we need to maintain our competitive position, and this risk may be exacerbated by factors related to restructuring initiatives, the volatility of our stock price and increased recruiting efforts by other companies. Competition for these resources, particularly for engineers, is intense. We may need to invest significant amounts of cash and equity for new and existing employees and have invested heavily in our facilities to accommodate our employees, and we may never realize returns on these investments. In addition, our restructuring initiatives, including the implementation of the workforce reduction from restructuring plans, and any future restructuring initiatives could have an adverse effect on our business, including negative employee morale and the failure to meet operational targets due to the loss of employees. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed. Employees may be more likely to resign if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value, or the trading price of our common stock continues to be volatile, including the recent volatility in our trading price.

In addition, our future also depends on the continued contributions of our senior management team and other key personnel, each of whom would be difficult to replace. The loss of one or more of our key employees, and any failure to have in place and execute an effective succession plan for key executives, or to find a suitable replacement for key executives on a timely basis, on competitive terms, or at all, could seriously harm our business. Although we have entered into employment agreements or offer letters with our key employees, these agreements have no specific duration and constitute at-will employment, and we do not maintain key person life insurance for any employee. In addition, from time to time, there may be changes in our senior management team, including through restructuring initiatives, that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business, results of operations and financial condition could be harmed.

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
•
our ability to successfully implement any restructuring of our operations, including the October 2022 Restructuring Plan;
•
general industry, market and macroeconomic conditions, including the impacts associated with the COVID-19 pandemic, inflationary pressures, an economic downturn or recession, and war;
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
•
changing tax laws and regulations.

Our historical operating results may not be indicative of our future operating results. In addition, global economic concerns, including those caused by the COVID-19 pandemic, inflationary pressures, general economic uncertainty and the Russian invasion of Ukraine, continue to create uncertainty and unpredictability and add risk to our future outlook. An economic downturn in any particular region in which we do business or globally could result in reductions in sales of our products, decreased renewals of existing arrangements and other adverse effects that could harm our business, results of operations and financial condition. In addition, borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. In March 2021, relevant regulators confirmed that the publication of the one-week and two-month U.S. dollar LIBOR would cease after December 31, 2021, and all remaining U.S. dollar LIBOR tenors would cease after June 30, 2023. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Although our existing credit facilities provide for application of successor rates based on prevailing market conditions, it is not currently possible to predict the effect of any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. As a result, our future interest obligations may increase and adversely impact our results of operations.

We have substantial indebtedness and lease obligations, which reduce our capability to withstand adverse developments or business conditions.

We have incurred substantial indebtedness, and as of September 30, 2022, our total aggregate indebtedness was approximately $186.2 million of principal outstanding. We also have, and will continue to have, significant lease obligations. As of September 30, 2022, our total aggregate obligations under our long-term leases was $61.3 million. Our payments on our outstanding indebtedness and lease obligations are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, including the global economic uncertainties and downturns as a result of the COVID-19 pandemic, inflationary pressures or the Russian invasion of Ukraine, since our cash flows would decrease but our required payments under our indebtedness and lease obligations would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit facilities and agreements governing our other indebtedness and lease obligations and may impact our ability to pay or refinance our indebtedness or lease obligations as they come due, which would adversely affect our business, results of operations and financial condition.

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

The scope and complexity of our business have also increased significantly. The growth, expansion and evolution of our business create significant challenges for our management, operational and financial resources. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations. To effectively manage our growth, we must continue to improve our operational, financial and management processes and systems and to effectively expand, train and manage our employee base, and do so in a hybrid work environment where some of our employees are working in the office and others are working remotely. This hybrid work model may present operational challenges and risks, including negative employee morale and productivity, low employee retention, and increased compliance and tax obligations in a number of jurisdictions. As our organization continues to grow and evolve and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and solutions. This could negatively affect our business performance.

Changes in growth in our headcount and operations will continue to place significant demands on our management and our operational and financial infrastructure. As of September 30, 2022, 28% of our employees had been with us for less than one year and 25% for more than one year but less than two years. As we continue to grow and evolve, we must effectively integrate, develop and motivate our current employees and new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other internet, software and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-compensating employees and the challenges of integrating a growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have expanded our operating and financing lease obligations and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs, successfully integrate our new hires and retain current employees in a hybrid work environment, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be adversely affected.

Additionally, if we do not effectively manage the growth of our business and operations, including the implementation of restructuring initiatives, the quality of our products and solutions could suffer, which could negatively affect our brand, results of operations and overall business. Actions we have taken (including the implementation of restructuring plans) or that we may decide to take in the future in our attempt to achieve profitability, may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy of our business. Implementation of a go-forward plan and any other cost-saving initiatives, including possible future restructuring efforts, may be costly and disruptive to our business, have adverse impacts on employee morale and retention, result in expected costs and charges that are greater than forecasted, and result in estimated cost savings that are lower than forecasted. Further, we have made changes in the past, and will likely make changes in the future, to our products that our customers may not like, find useful or agree with. We may also decide to discontinue certain features, products or solutions or charge for certain features, products or solutions that are currently free or increase fees for any of our features, products or solutions. If users are unhappy with these changes, they may decrease their usage of our products or stop using them generally, and in the past we have experienced a decrease in our number of paying users as a result of pricing changes. In addition, they may choose to take other types of action against us, such as organizing petitions or boycotts focused on our company, our website or our products and services, filing claims with the government or other regulatory bodies or filing lawsuits against us. Any of these actions could negatively impact our growth and brand, which would harm our business.

If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.

We conduct our business around the world and a significant portion of our transactions outside of the United States are denominated in foreign currencies. As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates and any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our operating margins. Exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability and hinder our ability to predict our future results and earnings. For example, because we recognize revenue over time, exchange rate fluctuations at one point in time may have a negative impact in future quarters. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition. Additionally, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During the three and nine months ended September 30, 2022 and 2021, we did not have any material amount of derivative financial instruments.

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

We derive, and expect to continue to derive, a substantial majority of our revenue from our paid individual and enterprise subscription offerings to our survey platform. As such, the market acceptance of our survey platform is critical to our success. Demand for subscription access to our survey platform and for our other products and solutions is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our survey platform by customers for existing and new use cases, the timing of development and release of new products, solutions, features and functionality that are lower cost alternatives introduced by us or our competitors, technological changes and developments within the markets we serve, growth or contraction in our addressable markets, and general macroeconomic conditions, including the effects of a general slowdown in the global economy and inflationary pressures. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our survey platform, our business, results of operations and financial condition could be harmed.

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
•
fluctuations in currency exchange rates, economic instability and inflationary pressures could reduce our customers’ ability to obtain financing for software products and solutions or that could make our survey platform and solutions more expensive or could increase our costs of doing business in certain countries;
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

Changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our domestic and foreign earnings and adversely impact our effective tax rate. For example, in August 2022, the United States enacted the Inflation Reduction Act of 2022 which imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations, as well as a one percent excise tax on corporate stock repurchases by publicly traded companies. This act, as well as any other changes to tax laws that are enacted, could adversely affect our tax liability. The same is true for changes to tax laws in the other countries in which we operate. Due to the expanding scale of our international business activities, any changes in the U.S. or international taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations and financial condition.

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

We have incurred net losses on an annual basis since our reincorporation. We incurred net losses of approximately $20.3 million and $86.3 million during the three and nine months ended September 30, 2022, respectively, and $22.9 million and $81.8 million during the three and nine months ended September 30, 2021, respectively. We had an accumulated deficit of approximately $703.8 million as of September 30, 2022. As we strive to grow our business, we expect expenses to increase in the near term, particularly as we continue to make investments to scale our business. For example, we are actively investing in our sales team, and we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. We also expect our research and development expenses to increase as we continue to hire employees for our engineering, product and design teams to support these efforts. In addition, we will incur additional general and administrative expenses to support both our growth as well as our operations as a publicly traded company. These investments may not result in increased revenue or growth in our business. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our survey platform, the entry of competitive survey platforms or other products or the success of existing competitive products and solutions. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business, results of operations and financial condition would be adversely affected.

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

The COVID-19 pandemic has caused economic instability and global uncertainty, and the extent to which it will impact our business and results of operations is uncertain and difficult to predict.

The COVID-19 pandemic has caused economic instability and global uncertainty. As a result of the COVID-19 pandemic, we transitioned to a hybrid work environment where most of our employees have the flexibility to determine the amount of time they work from home and in our offices. We continue to evaluate and refine our hybrid workforce and real estate needs. Although many jurisdictions have relaxed their guidelines and restrictions, in some cases, these have been, or may in the future be, reinstated. The extent to which adverse economic impacts arising from the COVID-19 pandemic could negatively affect our business is uncertain and difficult to predict, and any of such negative impacts could harm our business, results of operations and financial condition. In addition, the severity and spread of new or existing variants of the virus and changes in infection rates may impact the health and productivity of our workforce and may disrupt the operations of our customers, partners and other third-party providers for an indefinite period of time. It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

Our business could be disrupted by catastrophic events and man-made problems, such as power disruptions, data security breaches, war and terrorism.

Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, which could be exacerbated by climate change, including earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, incident of mass violence or pandemics (including the COVID-19 pandemic), which could result in lengthy interruptions in the use of our products. In particular, our U.S. headquarters and certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity and that has experienced and may continue to experience, climate-related events at an increasing rate, including drought and water scarcity, warmer temperatures, wildfires and air quality impacts and power shut-offs associated with wildfire prevention, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake, wildfire or other significant natural disaster. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the Internet or the economy as a whole. Even with the disaster recovery arrangements we've implemented, use of our products could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster, climate change, pandemic, or other event, our ability to deliver products and solutions to our users would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, results of operations, financial condition and reputation would be harmed.

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
•
general economic conditions and trends, including the effects of a general slowdown in the global economy, inflationary pressures, trade conflicts or the imposition of tariffs;
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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Shares of our capital stock outstanding as of September 30, 2022 are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our insiders and subject to periodic “blackout” periods, or held by our “affiliates” as defined in Rule 144 under the Securities Act, and any unvested restricted stock awards.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended September 30, 2022:

Periods	Total Number of Shares Purchased(1) (in thousands)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program(1) (in thousands)
July 1 - 31, 2022	1,617	$9.27	1,617	$116,513
August 1-31, 2022	—	$—	—	$116,513
September 1-30, 2022	—	$—	—	$116,513
Total	1,617		1,617

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

(2) Average price paid per share includes costs associated with the repurchases.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38664	3.1	June 10, 2022
3.2	Fifth Amended and Restated Bylaws of the Registrant.	8-K	001-38664	3.2	June 10, 2022
4.1	Form of common stock certificate of the Registrant.	10-Q	001-38664	4.1	August 5, 2021
10.1*	Offer Letter by and between Registrant and Clarence Ken Ewell, dated August 1, 2022.
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Momentive Global Inc.

Date: November 3, 2022	By:	/s/ ALEXANDER J. LURIE
Alexander J. Lurie
Chief Executive Officer, Interim Chief Financial Officer and Director (Duly Authorized Officer, Principal Executive and Principal Financial Officer)