Form 10-K
period 2022-12-31
MOMENTIVE GLOBAL INC.
filed 2023-02-17
CIK 1739936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Select Market on such date, was approximately $1,138,341,000. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 10, 2023, there were 149,710,820 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

Momentive Global Inc.

Annual Report on Form 10-K

For the year ended December 31, 2022

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
•
our ability to retain paying users;
•
our ability to convert organizations, including enterprise customers, who purchase solely through our self-serve channel to sales-assisted relationships;
•
our ability to maintain and improve our products, including our enterprise-grade product offerings;
•
our ability to upsell and cross-sell within our existing customer and user base;
•
our future financial performance, including trends in revenue, costs of revenue, gross profit or gross margin, operating expenses, capital expenditures and paying users;
•
possible harm caused by significant disruption of service, loss of, or unauthorized access to users’ data, or cyberattacks or other malicious activity on our technology systems;
•
our expectations regarding the potential impacts on our business, including shifting to a hybrid work model, as a result of the COVID-19 pandemic;
•
the effect of general economic and political conditions, including a downturn or recession, inflationary pressures, rising interest rates, fluctuations in foreign currency exchange risks and Russia’s invasion of Ukraine;
•
our ability to prevent serious errors or defects in our products;
•
our ability to respond to rapid technological changes;
•
our ability to compete successfully;
•
our ability to protect our brand and risks related to our rebranding;
•
the demand for our survey platform or for survey software solutions in general;
•
our expectations and management of future growth;
•
our ability to accelerate growth with our investments in sales and marketing activities;
•
our ability to attract large organizations as users;
•
our ability to attract and retain key personnel and highly qualified personnel;
•
our ability to manage our international expansion;
•
our ability to manage commercial space to support the needs of our business;
•
our ability to maintain, protect and enhance our intellectual property;
•
our ability to effectively integrate our products and solutions with others;
•
our ability to achieve or maintain profitability;
•
our ability to successfully implement any restructuring of our operations;
•
our ability to manage our outstanding indebtedness;
•
our ability to manage trading activity under our share repurchase program;

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

PART I

Item 1. Business

Overview

Momentive Global Inc. (the “Company”) is a leader in agile experience management, providing Software-as-a-Service (“SaaS”) solutions that help businesses collect and analyze stakeholder sentiment at scale. We believe the business insights our solutions deliver enable more than 330,000 organizations worldwide to build market leadership, delight their customers, and engage their employees. Our solutions are powered by a platform that combines audience panels, artificial intelligence, and advanced analytics capabilities that help make our products easy-to-use yet powerful to deliver speed-to-insights for our customers.

We have transformed from a provider of digital survey tools sold through the Internet to an enterprise SaaS company that leverages both product-led and sales-led go-to-market motions. In 2022, approximately 38% of our total revenue was generated from customers who purchased software through our enterprise sales force, up from 32% in 2021. To help us engage more deeply with enterprise customers, we rebranded ourselves as “Momentive” in June 2021 and changed our legal name from “SVMK Inc.” to “Momentive Global Inc.” In February 2022, we announced plans to consolidate our product portfolio under the Momentive and SurveyMonkey brands and web surfaces. The Momentive brand represents our suite of upmarket solutions sold primarily through our sales force, while the SurveyMonkey brand represents our forms and survey products sold primarily through our website.

Our Products

Our products address three major business use cases:

•
Building Market Leadership: Used by customers in marketing, insights, product, and investment management roles, our products help businesses spot changing marketing trends, build and price products, optimize ad creatives, and build brand value;
•
Delighting Customers: Used by professionals in customer success, customer support, marketing, and product roles, our products deliver insights that help businesses engage and retain their customers. Specifically, our products help businesses manage programs that measure and optimize their customers’: net promoter score (“NPS”); customer satisfaction (“CSAT”); customer effort scores (“CES”); and experiences with a company’s website, mobile app, and events; and
•
Engaging Employees: Used by customers in human resource and employee management roles, our products help businesses understand and engage with their employees and build a better workplace, addressing areas such as employee engagement and retention, Diversity, Equity and Inclusion (“DEI”), candidate experience, return to work, and performance management.

We offer three product categories, Surveys, Customer Experience, and Insights Solutions, which are summarized below. We believe our products are differentiated in the market due to their ease of use, speed to insight, price relative to alternatives, and ability to integrate with our customers’ third-party systems of record. Today, we offer certain tiers of our Surveys and Insights Solutions product categories on a self-serve basis through our website, and we offer a suite of enterprise-grade experience management solutions from all three product categories through a direct sales force. We generate revenue from these offerings either on a subscription or transactional basis, depending on the product. We believe that these three product categories, combined with our sales-led go-to-market motion, will enable us to continue to increase our penetration of enterprise customers.

Surveys

Our Core Survey Platform

Our leading survey software products, branded under SurveyMonkey, enable our customers to collect, analyze, and act on stakeholder feedback across a broad number of business use cases. We have designed products that optimize the quality of feedback and maximize response rates to help our customers improve customer experiences, develop a diverse and high-performing workforce, and grow their business. We refer to our survey platform as our “core platform” as it powers our self-serve and sales-assisted Survey and Insights Solutions offerings. Key components of our core platform include the following:

•
Templates: Our library of hundreds of customizable survey templates and certified questions, designed by a team of survey scientists, facilitates an easy-to-use and methodologically-sound survey creation process. This enables customers to collect high quality, actionable feedback, regardless of their research expertise;
•
Ease of Use: Our products are flexible and easy to use, which enables individuals and organizations of all sizes to collect and analyze stakeholder feedback. Our survey platform leverages SurveyMonkey Genius, our proprietary survey creation assistant, which uses insights extracted from our diverse data set to guide and optimize survey creation;
•
Artificial Intelligence and Machine Learning: Our platform leverages artificial intelligence and proprietary machine learning models that increase survey and response quality and deliver actionable insights faster. SurveyMonkey Genius helps customers ask the right questions the right way, guiding customers through the survey creation process, predicting response rates and time to complete a survey, and offering suggestions to improve survey quality and the respondent experience. Text analysis features such as Word Cloud visualizations and Sentiment Analysis take the time and effort out of analyzing open-ended survey responses, providing instant insights into what respondents think and feel;
•
Analysis: Our products enable the filtering and comparison of data by cohort, geography, gender, time period, collection method, and more. We help customers weave together data to form a narrative that answers the “why,” which enables them to better understand customer and employee attitudes, predict market appetite, and identify meaningful opportunities more quickly; and
•
Integrations: As discussed in more detail below, our products integrate with a customer’s existing systems of record, allowing them to act on the insights we deliver in the systems they already use to get work done. This allows our customers to improve retention and satisfaction of their customers, maximize employee engagement and retention, and tailor new products to the demands of prospective customers, among other things. SurveyMonkey products also integrate with business applications, as described below.

The core survey platform also supports the panel capabilities discussed in the “—Insights Solutions” and “—Our Technology Infrastructure and Operations” sections below.

Individual Plans

We offer our “Basic” survey plan to individuals at no charge. We also offer multiple tiers of subscriptions to individual paying users through our self-serve channel, with pricing based on volume of data collected and functionality, including: advanced survey logic; branding and customization tools; analysis features; and support options.

Business Plans

SurveyMonkey team plans: Team plans are designed for small teams and departments that need to collaborate on survey projects. In addition to the features available in paid plans for individuals, SurveyMonkey team plans provide advanced collaboration features for survey creation and analysis, centralized team administration, and a team library for survey themes, templates and brand assets. Team plans start at three users per team, billed annually on a subscription basis, and include flexible roles and pricing for survey creators and analysts. Team plans are sold through our self-serve channel.

SurveyMonkey Enterprise: For organizations, we offer SurveyMonkey Enterprise, an AI-powered enterprise feedback management platform that extends SurveyMonkey with enterprise-grade security and an enhanced set of capabilities (including managed user accounts, customized company branding, collaboration capabilities, and deep integrations with a broad set of leading enterprise software applications) that enable users to support multiple, advanced feedback use cases across the organization. Features include:

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

•
Integration and Compatibility: We also offer pre-built integrations and data portability with applications such as those offered by Salesforce, Marketo, Tableau, and Microsoft – allowing for greater workflow automation and operationalized feedback programs, as well as API access for developers who wish to create their own internal apps leveraging feedback data;
•
Managed Accounts and Users: Our survey platform enables organizations to centrally manage users and teams. Within an organization, all survey accounts can be consolidated under a single corporate identity to centralize billing, administration, restrictions and defaults, and access management; and
•
Collaboration: Users can create and share surveys between and within departments allowing others to review, add comments and make edits. Teams gain access to a shared library that ensures consistent organizational branding and survey methodology across all team member accounts, utilizing the images, themes, style preferences and templates for surveys and results presentations that fit an organization’s preferences, as well as a corporate question bank to ensure consistency across surveys deployed by an organization.

SurveyMonkey Enterprise is built on top of our core survey platform and is sold through our sales-assisted channel. We negotiate deployments with organizations based on functionality, the number of users, and the volume of data collected.

Revenue from Surveys is generated primarily on a subscription basis.

Customer Experience

In addition to our core survey platform, we offer a purpose-built Customer Experience solution that enables companies to leverage in-the-moment customer feedback to deliver experiences that engage and retain their customers. Our Customer Experience solution simplifies customer feedback collection and analysis through its integration with customer relationship management (“CRM”) and customer support data to help companies better understand key customer segments, and its accessibility within the systems companies already use to help them take action quickly in service of their customers. Our Customer Experience solution captures a company’s customer feedback from across key digital channels and within offline or proprietary business systems, combines this feedback with operational customer data to build a deeper understanding of their customers and their preferences, and automates feedback-based actions through integrations with that company’s existing system of record and other key business systems. We differentiate our Customer Experience solution in the market based on our software’s ease-of-implementation and use, time-to-value relative to alternative solutions, and rich integration across the Salesforce and Zendesk ecosystems.

Our Customer Experience solution consists of products and features, such as:

•
Open text & sentiment analysis: Leverages Momentive’s artificial intelligence engine to analyze open text responses and quickly understand customer sentiment which enables companies to gain insights quickly from large amounts of unstructured text-based feedback. The feature identifies the top keywords and analyzes the sentiment of phrases within open text responses;
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

•
Zendesk integration: Customers who use Zendesk can improve survey response rates, uncover actionable trends, quickly notify the right person or teams for specific follow up, and aggregate all customer feedback in one place to identify trends by channel;
•
Salesforce Managed App: Automatically push the results of surveys right into Salesforce through a Customer Experience app to help drive awareness and accountability for customer experience programs; and
•
Program Accelerator: Enables companies to launch recurring customer experience programs, easily and at scale, through turnkey templates. Companies can select customer contacts and pre-built survey and email templates based on customer experience best practices to quickly execute customer experience programs and help drive better customer experiences.

We offer the following Customer Experience plans, which can be purchased as a platform, or as individual solutions:

•
GetFeedback Essentials: Gives companies the tools to launch customer experience programs quickly by gathering feedback via email and across their websites, analyzing it in one place, and integrating with their Salesforce CRM platform;
•
GetFeedback Pro: Includes the Essentials plan’s features and adds more feedback collection channels (SMS and chat), advanced analytics, automation and additional pre-built integrations to better assist teams that are scaling their CX programs;
•
GetFeedback Ultimate: Includes the Pro plan features and adds mobile apps as a feedback collection channel and enables single sign-on (“SSO”), which is leveraged by enterprise customers looking to collect feedback across multiple channels;
•
GetFeedback Direct: Can be purchased as a stand-alone solution for customers who are focused on improving in areas like NPS and CSAT. Its deep integration with Salesforce is particularly helpful for customer support and service teams when targeting the right audiences to send surveys at the right time; and
•
GetFeedback Digital: Can be purchased as a stand-alone solution for customers who are focused on leveraging feedback to improve their websites and mobile apps. Customers deploy web and app surveys quickly, and without engineering help, to improve user experiences and friction points in these digital channels.

Our Customer Experience offering is sold through our sales-assisted channel.

Revenue from Customer Experience is generated primarily on a subscription basis.

Insights Solutions

Formerly known as Market Research, our Insights Solutions products enable customers to quickly collect and analyze actionable insights from a targeted audience on a number of market research needs, including analyzing market opportunities, measuring brand and campaign effectiveness, and gaining insights on existing and future product lines.

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
•
Purpose-built solutions: For common, repeatable market research use cases, we have a suite of solutions that streamline the study creation, data collection, and analysis experience into a guided flow. Industry-proven methodologies are built directly into our solutions to ensure the most relevant, accurate data possible. Customers can get started quickly with our easy-to-follow frameworks, or customize their study to meet any requirement. Packaged analysis modules include scorecards with statistical testing, key drivers analysis, configurable dashboards, longitudinal data visualizations, and more. With these artificial intelligence-powered solutions, customers can get actionable insights in hours, compared to the weeks or months it would take a traditional agency. Our purpose-built insights solutions include:
o
Brand Tracking: Provides continuous insights on top brand health and competitive performance metrics including awareness, perception, loyalty, and more;
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
o
Logo Design Testing: Measures the visual appeal and memorability of new logo designs; and
o
Idea Screening: Tests and prioritizes early-stage product or creative ideas among target audience.

Insights Solutions is built on top of our core survey platform and is sold through our sales-assisted channel. Revenue from Insights Solutions is generated primarily on a transactional basis, with our customers having the option to preload credits that can be used to pay for projects, solutions, and services throughout a 12-month term. In the third quarter of 2022, we launched a program to price certain Insights Solutions on a subscription basis for new customers. We expect to expand this initiative throughout 2023.

Professional Services

For customers who need assistance with implementing and optimizing the use of our products, we offer the following categories of professional services, including:

•
Survey: survey design, programming, language translation, and results analysis;
•
Customer Experience: customer journey mapping, customer experience key metrics, measurement and planning, return-on-investment (“ROI”) impact of CSAT and NPS programs, analytics and customer experience related workshops; and
•
Insights Solutions: program methodology consulting, survey programming and language translation, brand tracking program development and execution, product concept testing, due diligence analysis, and custom reporting and analytics.

Revenue from professional services engagements is generated primarily on a transactional basis.

Other Purpose-Built Solutions

In addition to our three major product categories, we offer other products such as:

•
Customer Advocacy: TechValidate is our customer advocacy automation solution. TechValidate collects customer feedback at scale, automatically converting it into validated marketing content, including statistics, charts, testimonials, and case studies;
•
Grant Application Management: SurveyMonkey Apply is our application management solution that is primarily used by educational institutions and non-profits seeking to allocate scholarships and grants; and
•
Forms: Wufoo is our easy-to-use form builder that helps users create web and mobile forms, collect file uploads and receive online payments.

Our Customers

Our global customer base is diversified across multiple industries, including financial services, internet, technology, healthcare, media and entertainment, consumer goods and retail, transportation and logistics, government agencies, manufacturing, energy, education, professional services and non-profit organizations. As of December 31, 2022, we had over 330,000 organizational domain customers, which are customers who register with us using an email account with an organizational domain name such as @momentive.ai or @surveymonkey.com, but excludes customers with email addresses hosted on widely used domains such as @gmail, @outlook or @yahoo. As of December 31, 2022, over 90% of our trailing 12-month bookings were from organizational domain-based customers. As of December 31, 2022, we had approximately 14,500 customers who purchased our software through our sales-assisted channel. No customer represented more than 10% of our revenue in any of the years ended December 31, 2022, 2021 and 2020.

Our Growth Strategy

We are executing on a two-part growth strategy. First, we are delivering new features and product tiers that capitalize on the virality of our core platform and the scale of business to drive overall platform usage and increase the conversion of free users to paid subscribers in our self-serve channel. Second, we are investing further in product innovation and go-to-market initiatives to expand the percentage of our revenue generated through our sales-assisted channel. Specifically, our sales-assisted go-to-market motion focuses on: converting existing self-serve subscribers to sales-assisted customers, selling directly to new customers, and expanding our relationships with existing customers.

Our core survey platform is inherently viral, as existing users send surveys and share survey results that introduce potential new users and customers to our products. This virality, combined with the ease-of-use and price-disruptive nature of our products and the strength of our brands, has enabled us to build an efficient, online self-serve channel for selling versions of our survey products, which we are enhancing with our sales-assisted go-to-market motion. Additionally, our user base includes individuals and teams within organizations who are using our software to collect feedback for business use cases related to their employees, current customers, and potential new customers and markets. Thus, our self-serve channel also serves as a renewable source of prospective customers for our sales team to introduce SurveyMonkey Enterprise and our Customer Experience and Insights Solutions enterprise product categories. We believe this installed base of organization-based customers represents a significant opportunity to drive new business and expand existing relationships with enterprises, which we believe can increase our revenue growth and customer retention rates over time. We believe our existing user base represents a significant opportunity to expand our business and increase our revenue.

Self-Serve Initiatives

Our initiatives to drive continued product-led growth through our self-serve channel include:

•
Optimization of traffic to our website through search engine optimization, search engine marketing and other paid digital marketing programs, and marketing on the end page of surveys deployed;
•
Continued account verification to reduce unauthorized account sharing;
•
Further changes in self-serve product tiers, pricing, and packaging to convert more users of our free “Basic” survey plan into paid subscription plans, and to drive upgrades to higher paid subscriptions for our existing paid customers;
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

Enterprise Growth Initiatives

Our enterprise, or sales-assisted, growth strategy starts with our brand recognition, our existing user base within organizations, and use of our technology to identify opportunities to convert active users to paying users, upsell organizations to SurveyMonkey Enterprise and cross-sell our Customer Experience and Insights Solutions products. Our goal is to increase our total number of enterprise customers and expand our business with existing enterprise customers over time. As we execute on this strategy, we expect to accelerate our revenue growth rate and increase both monetization and retention within organizations over time.

•
Our enterprise growth strategy includes:
o
Expanding Relationships with Existing Self-Serve Customers: Analyzing our self-serve customer base to identify and market to prospective purchasers of SurveyMonkey Enterprise and our Customer Experience and Insights Solutions enterprise product categories;
o
Expanding Relationships with Existing Sales-Assisted Customers: Once we win business in one functional area of an organization (e.g. human resources), we seek to expand our relationship with other parts of the customer’s organization through up-selling more of the enterprise product category already purchased by the customer and/or cross-selling our other enterprise product categories, depending on the needs of the customer;
o
Go-to-Market: Driving continued increased productivity of our sales team through continued investments in enablement, training, cross-selling, and newer pricing models, such as consumption-based with SurveyMonkey Enterprise and a subscription-based model for Insights Solutions;
o
Product Innovation: We continue to add new features to SurveyMonkey Enterprise, Customer Experience and Insights Solutions products; and
o
Partnerships/Integrations: We plan to increasingly leverage our 100+ existing integrations with platforms offered by Microsoft, Salesforce, ServiceNow, HubSpot, Zendesk, and others to power insights within an enterprise customer’s existing systems of record and drive greater adoption of our enterprise product categories.

Other Growth Initiatives

Expanding our business in key international markets: For the years ended December 31, 2022, 2021 and 2020, we generated 35%, 36% and 35% of our revenue from customers outside of the United States, respectively, and we see significant opportunity for growth internationally. We are investing in marketing our self-serve products and increasing awareness of our brand, developing a more localized product experience and expanding our international data center presence to improve user experience and website speed, and to provide locally hosted data.

Our Technology Infrastructure and Operations

Our products are centered on innovation in the following areas:

•
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
•
Data Storage and Analysis: Our architecture allows us to collect data in multiple geographic locales. Our systems are hosted in U.S. and European regions within Amazon Web Services. In addition, we enable certain accounts to store their SurveyMonkey data in other geographic regions hosted by Amazon Web Services.
•
Reliability: We have designed our products to be highly available under peak global load conditions. To enable redundancy and backup, we replicate customer data across multiple data centers in multiple availability zones in each of the U.S. and European regions within Amazon Web Services.
•
Security: Our core survey platform can be connected to enterprise identity management systems such as Microsoft Active Directory and OKTA and can be configured to enable administrators to automate the management of licenses and system access.
•
Integration into Customer Systems and Processes: Companies can integrate SurveyMonkey into their systems and processes by using our pre-built connectors, using one of many third-party applications built on our survey platform, or via a custom integration using our open APIs.

We are focused on research and development to enhance our survey platform, develop new products and features, and improve our infrastructure.

Sales, Marketing, and Customer Success

We believe our SurveyMonkey brand is globally synonymous with collecting feedback. We benefit from the virality of our core platform, where survey creators increase our exposure organically among the respondents to their surveys, and every person who takes a survey is a potential future customer. In addition, our marketing function supports our sales effort targeted at organizations currently using our survey platform as well as prospective new customers seeking enterprise-grade solutions across our three major product categories.

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

In our sales-assisted channel, we have built direct, inside sales teams focused on new sales and cross-sales of our SaaS offerings into small, midsize, and large enterprises. To help us engage more deeply with enterprise sales customers, we rebranded ourselves as “Momentive” in June 2021 and changed our legal name from “SVMK Inc.” to “Momentive Global Inc.”

Our customer success initiatives include an online knowledge base and help center, localized in 16 languages, as well as phone-based, email-based, and dedicated customer support that correspond to the product tier customers have purchased across our major product categories.

Competition

Competitors in the various product categories we offer include Qualtrics, Alchemer (formerly SurveyGizmo), Typeform, Google, and Microsoft in Surveys; Medallia, InMoment, Qualtrics, and Salesforce surveys in Customer Experience; and Nielsen, Kantar, Qualtrics, and YouGov in Insights Solutions. We also compete with offline methods of feedback collection, such as pen-and-paper surveys and telephone surveys. We believe that the principal competitive factors in our markets include the following:

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

As of December 31, 2022, we had seven issued patents and three pending patent applications in the United States. These patents and patent applications seek to protect our proprietary inventions relevant to our business.

Employee and Human Capital Resources

At Momentive, we are on a mission to Power the Curious. Our employee value proposition is to be: A Place Where the Curious Come to Grow and our values guide us every day. Our goal is to create an environment where everyone—no matter their background—can succeed, feel a sense of belonging, and learn from one another. We believe our team around the world delivers value to our customers and drives our business outcomes, and as such, we make significant investments to attract, retain, grow and develop our employees. As of December 31, 2022, we had about 1,400 employees worldwide, of whom about 560 were based outside of the United States; 24% of our employees have been with us for less than one year, and 26% have been with us for more than one year but less than two years.

Momentive’s workforce development strategies are developed and managed by our Chief People Officer, who reports to the CEO. The Compensation Committee of our board of directors has oversight with respect to company-wide organization and talent assessment, employee recruitment, compensation, engagement and retention, leadership development, management depth and strength assessment, workplace environment and culture, employee health and safety, and pay equity.

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

Diversity, Equity and Inclusion

We believe that diversity, equity, and inclusion (“DEI”) improve employee experience, help us understand and serve our customers better, and make us a stronger business. With the strong support of our CEO and leadership, and true passion from our employees, we strive to be an industry leader, create an inspiring culture and have a positive impact in the communities where we live and work. Our Chief Diversity & Social Impact Officer (“CDSIO”) leads a dedicated and specialized team in our DEI efforts. We report our DEI initiatives quarterly to our board of directors and relevant committees of our board of directors.

We track our DEI goals rigorously, and our strategy is operationalized through the following elements:

•
Goals and transparency: We take a data-driven approach to DEI, because you can’t change what you don’t measure. We have set short- and long-term goals for increasing the representation of women and racially and ethnically diverse employees (which we define as Black, Latinx/Hispanic, Indigenous, Native Hawaiian/Other Pacific Islander, and two or more races) in our workforce. We began sharing our diversity goals externally in 2019;
•
Center of Excellence: We have a cross-functional team led by the CDSIO with expertise in enterprise leadership, strategy, human resources and communications all focused on driving a more diverse and inclusive workplace;
•
Employee Resource Groups: Eight employee resource groups bring together team members from all backgrounds and experience and aid in building community across the globe; they empower caregivers, the LGBTQ+ community, the neurodivergent, women, nonbinary and women engineers, and our Black, Latinx and Asian and Pacific Islander employees; together, they drive awareness, create career development opportunities and serve as a vital resource for our business;
•
Diversity, Inclusion, and Impact groups: We have dedicated diversity, inclusion, and impact groups (“DIIGs”) in various offices that drive locally relevant events, programming, and training to foster an inclusive work environment in their office and the local community;
•
Engagement: We survey our team biannually to understand their sense of belonging and what changes are needed;
•
Talent acquisition: We have a diversity sourcing team to help build a pipeline of diverse candidates and invest in programs to support our diversity strategy and initiatives;
•
Accountability: Our board of directors and executives review our progress towards our goals and workforce diversity initiatives at least quarterly.

As of December 31, 2022:

•
Women constituted 50% of our board of directors, 43% of our total employees, 47% of our leadership roles (director and above roles), and 26% of our technology roles (engineering, product, design, research and analytics, and IT roles); and
•
Our racially and ethnically diverse employees (employees who have self-identified as Black, Latinx/Hispanic, Indigenous, Native Hawaiian/Other Pacific Islander, and two or more races) represent 19% of our U.S. and Canada employees, 9% of our U.S. and Canada leadership (director and above roles), and 15% of our U.S. and Canada technology roles (engineering, product, design, research and analytics, and IT roles).

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

Support for Employees in a Hybrid Work Environment

During the COVID-19 pandemic, we transitioned to a hybrid work environment, where most of our employees have the flexibility to determine the amount of time they work from home and in our offices. All employee onboarding and training processes have also been transitioned to remote or online programs. We have made investments to support remote working collaboration to ensure our employees are as productive at home as they would be in our offices worldwide and to promote employee well-being while working in a hybrid work environment, such as additional mental health and wellness benefits and special reimbursements designed to support our employees and their families.

The health, well-being and safety of our employees is a top priority. We will continue to monitor COVID-related developments, including local restrictions across the world, the administration of vaccines and the number of new cases.

Employee Engagement

We hold monthly Town Hall meetings to provide our employees updates and insights on the state of our business, to provide a forum for employees to ask questions and engage with executive leadership at the company, and to recognize colleagues and celebrate wins across the company. We also conduct biannual engagement surveys which allow our employees to provide confidential feedback on our culture, employee happiness, company strategy and trust in executive management as well as their direct leaders. We use these survey results to drive our engagement initiatives.

Labor Relations

Our employees in the Netherlands are represented by a works council and none of our other employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are in good standing, as indicated by the results of our internal survey on employee engagement.

Corporate Social Impact

Through our corporate social impact program, Momentive Together, we act on our convictions to spark meaningful change. Momentive Together is how we put our values into action through philanthropic and community minded commitments such as our annual Week of Service, employee donation matching, and SurveyMonkey Contribute, our nonprofit donation program integrated into the Audience product. At its heart is our belief that together we can drive real progress for equity, sustainability and social justice – to help improve the world we currently live in and shape a better future for everyone.

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

Corporate Information

Momentive Global Inc. was incorporated in October 2011 as SVMK Inc., a Delaware corporation, and is the successor to operations originally begun in 1999. In June 2021, SVMK Inc. was rebranded as “Momentive” and its legal name was changed to Momentive Global Inc. As a result, its common stock began trading under the ticker symbol “MNTV” instead of “SVMK” on The Nasdaq Global Select Market. In February 2022, we announced plans to consolidate our product portfolio under two brands and web surfaces—Momentive and SurveyMonkey. The Momentive brand represents our suite of upmarket solutions, while the SurveyMonkey brand supports our complementary products for value-oriented customers who prioritize speed and ease of use. Our principal executive offices are located at One Curiosity Way, San Mateo, California 94403, and our telephone number is (650) 543-8400. Our website address is www.momentive.ai.

Momentive, the Momentive logo, MNTV, SurveyMonkey, the SurveyMonkey logo, the Goldie logo, SVMK and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of Momentive Inc., our wholly-owned subsidiary. NPS is a registered trademark of Bain &

Company, Inc., Fred Reichheld and Satmetrix Systems, Inc., and other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

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
•
as a substantial portion of our revenue-generating efforts are increasingly targeted at winning sales-assisted customers, we may not succeed in building an efficient and effective salesforce or managing our sales channels effectively, our sales cycle has and may become lengthier and more expensive, we may encounter greater pricing pressure and our customers may be displeased with our support and services;

•
our inability to successfully retain our existing senior management and other key personnel or to attract and retain new qualified personnel could materially and adversely impact our ability to operate, develop or manage our business;
•
general global economic conditions (including the COVID-19 pandemic, Russia's invasion of Ukraine, inflationary pressures, rising interest rates and the impact of climate change) and our inability to compete successfully in our markets may materially and adversely affect demand for our products, services and solutions;

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

Additionally, many of our users initially register to use our free basic survey product. We strive to demonstrate the value of our products to our registered users, thereby encouraging them to convert to paying users through end-of-survey marketing. As of December 31, 2022, we had over 14 million active users, of which approximately 887,400 were paying users. The actual number of unique users may be lower than we report as one person could count as multiple, active users or paying users. For example, if an individual paying user also had a designated seat in a SurveyMonkey Enterprise deployment, we would count that person as two paying users. As a result, we may have fewer unique users that we may be able to convert, upsell or cross-sell. Our inability to determine the number of our unique users is a limitation in the data that we measure and may adversely affect our understanding of certain aspects of our business and make it more challenging to manage our business. Most of our active users never convert to a paying user, and if we are unable to convert free users to paying users, our business, results of operations and financial condition could suffer.

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

As a substantial portion of our revenue-generating efforts are increasingly targeted at winning sales-assisted customers, our sales cycle has and may become lengthier and more expensive, we may encounter greater pricing pressure and our customers may be displeased with our customer support, all of which could harm our business and results of operations.

As a substantial portion of our revenue-generating efforts are increasingly targeted at prospective sales-assisted customers, we face greater costs, longer sales cycles and less predictability in the completion of some of our sales. In this market, the customer’s decision to use our products may be an enterprise-wide decision, in which case these types of sales require us to provide greater levels of customer education to familiarize these customers with the uses, features and benefits of our products and purpose-built solutions, as well as education regarding our security and governance practices and compliance with privacy and data protection laws and regulations, especially for those customers in more heavily-regulated industries. In addition, larger enterprises may demand more support services and features, which puts additional pressure on our support and success organizations to satisfy the increased support required for our customers. Further, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional survey platform resources to paying users in order to familiarize these new customers with our value proposition, or require us to hire additional support personnel, which could increase our costs, further lengthen our sales cycle and divert our own sales and professional services resources to a smaller number of larger customers, while potentially requiring us to delay revenue recognition on some of these transactions. These significant expenditures in time and money may not result in a sale. If a customer is not satisfied with the quality or interoperability of our products and solutions with their own IT environment, we could incur additional costs to address the situation, which could adversely affect our margins. Moreover, any customer dissatisfaction with our products and solutions, or a failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could damage our ability to encourage broader adoption of our products by that customer and generate positive recommendations to other potential users. In addition, any negative publicity resulting from such situations, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

We may not succeed in building an efficient and effective salesforce, and we may fail to manage our sales channels effectively.

While a growing portion of our revenue in recent periods has been derived from our sales efforts, we are investing in strategically developing an efficient, effective and robust salesforce, particularly internationally where our brand is less well known, but we may not be as successful as we anticipate. Our limited experience selling directly to small, medium and large organizations through our salesforce may impede our future growth. Further, our ability to manage a larger direct salesforce is uncertain and we have faced challenges, including reducing the size and adjusting the composition of our sales team in 2022. Identifying and recruiting additional qualified sales personnel and training them requires significant time, expense and attention. In addition, many organizations undertake a significant evaluation and negotiation process, which can lengthen our sales cycle, and some organizations demand more specialized features on our survey platform. We may spend substantial time, effort and money on sales efforts without any assurance that our efforts will produce any sales. As a result, our sales efforts may lead to greater unpredictability in our business, results of operations and financial condition.

Additionally, we have global partners who broaden the scope of our market research solutions by providing access to additional panelists around the world. Our partners are generally in nonexclusive agreements with us, are not subject to minimum obligations, and may be terminated at any time without cause. If we fail to manage our sales efforts successfully or they otherwise fail to perform as we anticipate, it could reduce our sales and increase our expenses, as well as weaken our competitive position.

Our industry is intensely competitive, and competitors may succeed in reducing our sales.

Our products face intense competition from many different companies, including but not limited to:

•
Qualtrics, Alchemer (formerly SurveyGizmo), Typeform, Google and Microsoft in Surveys;
•
Medallia, InMoment, Qualtrics and Salesforce Surveys in Customer Experience; and
•
Nielsen, Kantar, Qualtrics and YouGov in Insights Solutions.

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

We have worked to develop a strong culture around our team, which is built on four key pillars of celebrating curiosity, maintaining a diverse, collaborative and inclusive work environment, seeking to positively influence our industry and community, and delivering value to our customers. We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire strategically as needed in alignment with our business strategy, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Preservation of our corporate culture is also made more difficult due to restructuring initiatives we have executed that have resulted in changes throughout our business, including the implementation of the workforce reduction from restructuring plans, and due to our shift to a hybrid work model, where most of our employees have the flexibility to determine the amount of time they work from home or in our offices, each of which may present operational challenges and risks, including negative employee morale and productivity, failure to attract and retain qualified employees, and increased compliance and tax obligations in a number of jurisdictions. If we fail to manage our anticipated growth or restructuring initiatives in a manner that preserves the key aspects of our corporate culture, our employee retention may suffer, which could harm our business.

We depend on our talent to develop, manage and operate our business, and if we are unable to hire, integrate, develop, motivate and retain our personnel, we may not be able to manage our business effectively.

Our future success depends, in part, on our ability to identify, hire, integrate, develop, motivate and retain top talent, including senior management, engineers, designers, product managers, sales representatives and customer support representatives. Our ability to execute efficiently is dependent upon contributions from all of our employees, in particular our senior management team. As our business continues to develop and evolve, we cannot guarantee we will continue to attract new employees or retain the personnel we need to maintain our competitive position, and this risk may be exacerbated by factors related to restructuring initiatives, the volatility of our stock price and increased recruiting efforts by other companies. Competition for these resources, particularly for engineers, is intense. We may need to invest significant amounts of cash and equity for new and existing employees and have invested heavily in our facilities to accommodate our employees, and we may never realize returns on these investments. In addition, our restructuring initiatives, including the implementation of the workforce reduction from restructuring plans, and any future restructuring initiatives could have an adverse effect on our business, including negative employee morale and the failure to meet operational targets due to the loss of employees. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed. Employees may be more likely to resign if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value, or the trading price of our common stock continues to be volatile, including the recent volatility in our trading price.

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

In addition, we may be subject to regulatory investigations or litigation in connection with a security breach or related issues, and we could also be liable to third parties for these types of breaches. Such litigation, regulatory investigations and our technical activities intended to prevent future security breaches are likely to require additional management resources and expenditures. If our security measures fail to protect this information adequately or we fail to comply with other rules and regulations, such as the Health Insurance Portability and Accountability Act, the GDPR, California Consumer Privacy Act 2018 (“CCPA”), the EU-U.S. and Swiss-U.S. Privacy Shield Framework and Principles or applicable credit card association operating rules, we could be liable to both our users for their losses, as well as the vendors under our agreements with them, we could be subject to fines and higher transaction fees, we could face regulatory action, and our users and vendors could end their relationships with us, any of which could harm our business, results of operations and financial condition.

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
•
general industry, market and macroeconomic conditions, including the impacts associated with the COVID-19 pandemic, inflationary pressures, rising interest rates, an economic downturn or recession, and war;
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
•
the timing and costs associated with investing in our sales organization and delays or inability in achieving expected productivity;
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
•
changing tax laws and regulations.

Our historical operating results may not be indicative of our future operating results. In addition, global economic concerns, including those caused by the COVID-19 pandemic, inflationary pressures, rising interest rates, general economic uncertainty and the Russian invasion of Ukraine, continue to create uncertainty and unpredictability and add risk to our future outlook. An economic downturn in any particular region in which we do business or globally could result in reductions in sales of our products, decreased renewals of existing arrangements and other adverse effects that could harm our business, results of operations and financial condition. In addition, borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. Relevant regulators ceased the calculation and publication of the one-week and two-month U.S. dollar LIBOR on December 31, 2021, and all remaining U.S. dollar LIBOR tenors will cease after June 30, 2023. Although our existing credit facilities provide for application of successor rates based on prevailing market conditions, the transition from LIBOR to any alternative reference rates, such as the secured overnight financing rate (“SOFR”), could be complex and as a result, our future interest obligations may increase and adversely impact our results of operations.

We have substantial indebtedness and lease obligations, which reduce our capability to withstand adverse developments or business conditions.

We have incurred substantial indebtedness, and as of December 31, 2022, our total aggregate indebtedness was approximately $185.7 million of principal outstanding. We also have, and will continue to have, significant lease obligations. As of December 31, 2022, our total aggregate obligations under our long-term leases was $58.7 million. Our payments on our outstanding indebtedness and lease obligations are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, including the global economic uncertainties and downturns as a result of the COVID-19 pandemic, inflationary pressures, rising interest rates or the Russian invasion of Ukraine, since our cash flows would decrease but our required payments under our indebtedness and lease obligations would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit facilities and agreements governing our other indebtedness and lease obligations and may impact our ability to pay or refinance our indebtedness or lease obligations as they come due, which would adversely affect our business, results of operations and financial condition.

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

If we fail to effectively manage our growth and evolution, our business and results of operations could be harmed.

The scope and complexity of our business have also increased significantly. The evolution of our business creates significant challenges for our management, operational and financial resources. In the event of continued expansion of our operations or in the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations. To effectively manage our development and evolution, we must continue to improve our operational, financial and management processes and systems and to train and manage our employee base, and expand as needed, and do so in a hybrid work environment where some of our employees are working in the office and others are working remotely. This hybrid work model may present operational challenges and risks, including negative employee morale and productivity, low employee retention, and increased compliance and tax obligations in a number of jurisdictions. As our organization continues to evolve and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and solutions. This could negatively affect our business performance.

Changes in growth in our headcount and operations will continue to place significant demands on our management and our operational and financial infrastructure. As of December 31, 2022, 24% of our employees had been with us for less than one year and 26% for more than one year but less than two years. As we continue to grow and evolve, we must effectively integrate, develop and motivate our current employees and new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other internet, software and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-compensating employees and the challenges of integrating a growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, during periods of growth, we expanded our operating and financing lease obligations and purchase commitments, which have increased our expenses. If we fail to effectively manage our hiring needs, successfully integrate our new hires and retain current employees in a hybrid work environment, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be adversely affected.

Additionally, if we do not effectively manage the development and evolution of our business and operations, including the implementation of restructuring initiatives, the quality of our products and solutions could suffer, which could negatively affect our brand, results of operations and overall business. Actions we have taken (including the implementation of restructuring plans) or that we may decide to take in the future in our attempt to achieve profitability, may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy of our business. Implementation of a go-forward plan and any other cost-saving initiatives, including possible future restructuring efforts, may be costly and disruptive to our business, have adverse impacts on employee morale and retention, result in expected costs and charges that are greater than forecasted, and result in estimated cost savings that are lower than forecasted. Further, we have made changes in the past, and will likely make changes in the future, to our products that our customers may not like, find useful or agree with. We may also decide to discontinue certain features, products or solutions or charge for certain features, products or solutions that are currently free or increase fees for any of our features, products or solutions. If users are unhappy with these changes, they may decrease their usage of our products or stop using them generally, and in the past we have experienced a decrease in our number of paying users as a result of pricing changes. In addition, they may choose to take other types of action against us, such as organizing petitions or boycotts focused on our company, our website or our products and services, filing claims with the government or other regulatory bodies or filing lawsuits against us. Any of these actions could negatively impact our growth and brand, which would harm our business.

We are exposed to fluctuations in currency exchange rates, which could adversely affect our operating results or financial position.

We conduct our business around the world and a significant portion of our transactions outside of the United States are denominated in foreign currencies. As we continue to invest in our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we have faced, and may face in the future, exposure to fluctuations in currency exchange rates and remeasurement exposure, and any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, which could lead to a decrease in our operating margins. Exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability and hinder our ability to predict our future results and earnings. For example, because we recognize revenue over time, exchange rate fluctuations at one point in time may have a negative impact in future quarters. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition. From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During the years ended December 31, 2022, 2021 and 2020, we did not have any material amount of derivative financial instruments.

Strategic investments in international markets is important for our growth, and as we continue to invest internationally, we will face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs and hinder such growth.

Continuing to invest in our business to attract users in countries other than the United States is a critical element of our business strategy. An important part of targeting international markets is increasing our brand awareness and developing offerings that are localized and customized for the users in those markets. We have a limited operating history as a company outside of the United States. We expect to continue to strategically invest resources to our international expansion efforts through acquisitions and partnerships, the establishment of additional offices and increasing our foreign language offerings. Our ability to grow our business and to attract talented employees and users in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including but not limited to risks associated with recruiting and retaining talented and capable management and employees in foreign countries; challenges caused by distance, time zone, language and cultural differences; developing and customizing products and solutions that appeal to the tastes and preferences of users in international markets; competition from local survey providers with significant market share in those markets and with a better understanding of user preferences; reliance on third parties and partnerships to provide product support and services that we do not resource directly outside of the United States, such as panelists for our SurveyMonkey Audience solution; protecting and enforcing our intellectual property rights; the inability to extend proprietary rights in our brand, content or technology into new jurisdictions; compliance with applicable foreign laws and regulations, including privacy and data protection laws and laws relating to content; credit risk and higher levels of payment fraud; currency exchange rate fluctuations; protectionist laws and business practices that favor local businesses in some countries; foreign tax consequences; foreign exchange controls or U.S. tax restrictions that might restrict or prevent us from repatriating income earned in countries outside of the United States; political, economic and social instability (including Russia's invasion of Ukraine); higher costs associated with doing business internationally; export or import regulations; and trade and tariff restrictions.

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

For example, the European Union has enacted the GDPR, which became effective in May 2018 and the State of California has enacted the CCPA which became effective on January 1, 2020. The California Privacy Rights Act 2020 (“CPRA”) was also passed in November 2020 and became effective on January 1, 2023. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. Additionally, the current data protection legislation in the United Kingdom substantially mirrors the GDPR, but there is uncertainty with regard to how the United Kingdom data protection regime will evolve now that it has left the European Union. These laws require greater compliance efforts for companies with users or operations in the European Union, United Kingdom and/or California and provides for fines of: in the case of the GDPR, up to the greater of €20,000,000 or 4% of global annual revenue for noncompliance; or in the case of the CCPA, up to $2,500 per violation or $7,500 for each intentional violation, as well as a private right of action for certain failures to implement and maintain reasonable security measures.

In the United States, the federal government and many state governments have reviewed and are reviewing the need for greater regulation of the collection, processing, storage, sharing, disclosure, use and security of information concerning consumer behavior with respect to online services, including regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. This review may result in new laws or the promulgation of new regulations or guidelines. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from internet browsers, the ability to delete information of minors and new data breach notification requirements. California has also adopted privacy guidelines with respect to mobile applications and in 2018 enacted the CCPA. The CCPA requires covered companies to provide new disclosures to California consumers, and affords such consumers rights to access and delete personal information and new abilities to opt-out of certain sales of personal information, among other things. The CCPA became enforceable on July 1, 2020. Laws similar to the CCPA have also been proposed in other states, and some states, including Nevada, Virginia, Colorado, Utah and Connecticut have implemented laws imposing obligations similar to the CCPA. Additionally, the CPRA, as currently drafted, would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. We cannot yet predict the full impact of the CCPA, CPRA, or other similar laws or regulations on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. The United Kingdom left the European Union on January 31, 2020 with a transition period through December 31, 2021. Certain risks continue to exist depending on the outcomes of any re-negotiation of the Brexit Withdrawal Agreement. A Data Protection Act has been enacted that substantially implements GDPR, which became law in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations and enforcement strategies will develop in the medium to longer term. The European Union and the United Kingdom have reached agreement on transfers of personal data between the regions which provides that the United Kingdom has adequate measures in place to protect data subjects, however, future changes to UK privacy laws could place this adequacy in jeopardy and there is some uncertainty about the sustainability of that agreement. The United Kingdom has also introduced its own contractual data transfer mechanisms for transfers of personal data to other regions outside the United Kingdom (the “IDTA”). The effectiveness of this new contractual data transfer mechanism has not been legally tested as yet and accordingly, there is still uncertainty about the legality of personal data transfers to some jurisdictions utilizing the new IDTA and in general, UK customers continue to favor data storage in the United Kingdom or European Union.

Additionally, we historically have participated in the EU-U.S. Privacy Shield and a related program, the Swiss-U.S. Privacy Shield, and made use of certain model clauses approved by the European Commission (the “SCCs”), with regard to certain transfers of personal data from the European Economic Area (“EEA”) to the United States. Both the EU-U.S. Privacy Shield Framework and SCCs have been subject to legal challenge, however, and on July 16, 2020, the Court of Justice of the European Union (“CJEU”) issued a decision that invalidated the EU-U.S. Privacy Shield and imposed additional obligations on companies when relying on the SCCs. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner also issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States. These decisions are resulting in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States. This results in those transfers being deemed unlawful. We may be required to take additional steps to legitimize any personal data transfers impacted by these developments and be subject to increasing costs of compliance and limitations on our customers and us. We have analyzed the impact of the decisions, applicable guidance, recommendations, updated SCCs and new IDTA and have implemented a program for compliance. Because the interpretation and application of these laws and regulations relating to privacy, data protection and information security, along with industry standards, are uncertain, it is possible that relevant laws, regulations, or standards may be interpreted and applied in manners that are, or are alleged to be, inconsistent with our data management practices or the features of our products. We may find it necessary or appropriate to take different or additional steps with respect to transfers of personal data, which may result in significant increased costs of compliance and limitations on our customers and us. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA, the United Kingdom or Switzerland. We may experience reluctance or refusal by current or prospective customers in the European Union, the United Kingdom, Iceland, Liechtenstein, Norway and Switzerland (the “impacted jurisdictions”) to use our survey platform or other solutions, and we and our customers may face a risk of orders to suspend our services or enforcement actions by data protection authorities in these impacted jurisdictions or other countries relating to personal data transfers to us and by us from these locations. Any such actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

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

We are subject to a variety of laws in the United States, Europe and elsewhere, including laws regarding privacy, data protection, data security, data retention and consumer protection, accessibility, sending and storing of electronic messages (and related traffic data where applicable), human resource services, employment and labor laws, workplace safety, intellectual property and the provision of online payment services, including credit card processing, consumer protection laws, anti-bribery and anti-corruption laws, import and export controls, federal securities laws and tax regulations, which are continuously evolving and developing. The scope and interpretation of the laws and other obligations that are or may be applicable to us, our vendors or partners or certain groups of our users are often uncertain and may be conflicting, particularly laws and other obligations outside of the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the advertisements posted or the content provided by users.

In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy, spam, data storage, data protection, local storage or processing of data, content regulation, cybersecurity, artificial intelligence, intellectual property infringement, consumer rights, government access to personal information and other matters that may be applicable to our business. For example, the European Union has recently been developing new requirements related to the use of data, artificial intelligence, and consumer protection, including the Digital Services Act, the Digital Markets Act, the Data Governance Act, the Data Act, the Artificial Intelligence Act, and the Omnibus Directive. These new regulations will add additional rules and restrictions on the use of data in our products and services and may reduce demand for and sales of our offerings, which would adversely impact our financial results. In addition, compliance with these laws may require substantial investment, provide technical challenges for our business, or divert engineering resources from other projects. More countries are enacting and enforcing laws related to the appropriateness of content and enforcing those and other laws by blocking access to services that are found to be out of compliance. It is also likely that as our business grows, evolves and an increasing portion of our business shifts to mobile and our solutions are used in a greater number of countries and additional groups, we will become subject to laws and regulations in additional jurisdictions. Users of our site and our solutions could also abuse or misuse our survey platform and other products in ways that violate laws or cause damage to our business. It is difficult to predict how existing laws will be applied to our business and whether we will become subject to new laws or legal obligations that will impact our business.

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

We derive a portion of our revenue from customers located outside of the United States and we have significant operations outside of the United States, including engineering, sales and customer support. We plan to strategically invest in our international operations, but such investment is contingent upon the financial performance of our existing international operations as well as our identification of growth opportunities.

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

The intended tax efficiency of our corporate structure and intercompany arrangements depends on the interpretation and application of the tax laws of various jurisdictions and on how we operate our business; changes to our effective tax rate could adversely impact our results.

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

We have a history of net losses and we may not be able to achieve or maintain profitability.

We have incurred net losses on an annual basis since our reincorporation. We incurred net losses of approximately $89.9 million, $123.2 million and $91.6 million during the years ended December 31, 2022, 2021 and 2020, respectively, and we had an accumulated deficit of approximately $707.4 million as of December 31, 2022. These losses reflect, among other things, significant investments we made to grow our business, particularly to scale our business. We expect to continue to make future investments and expenditures related to the growth of our business, including strategic investments in our sales and marketing activities, hiring employees necessary to meet our needs, investments in technical infrastructure to continue to satisfy the needs of our user base, and continued investments in research and development to support these efforts. In addition, we will continue to incur additional general and administrative expenses to support both our growth as well as our operations as a publicly traded company. These investments may not result in increased revenue or growth in our business. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our survey platform, the entry of competitive survey platforms or other products or the success of existing competitive products and solutions. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business, results of operations and financial condition would be adversely affected.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2022, we had $353.1 million of federal and $215.7 million of state net operating loss carryforwards available to reduce future taxable income, some of which will expire during 2023. As of December 31, 2022, we had federal research and development credits of $27.5 million which will begin to expire in 2034; state research and development credits of $23.6 million which will carryforward indefinitely; and foreign research and development credits of $2.1 million which will begin to expire in 2039. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Based on analysis performed, we have concluded that approximately $45.1 million of net operating loss carryforwards from companies we have previously acquired are subject to limitation under Section 382 of the Code. At this time, for our non-acquired net operating losses, we have not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since our formation. We may have experienced various ownership changes, as defined by the Code, as a result of past financing transactions (or other activities), and we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. Accordingly, our ability to utilize the aforementioned carryforwards may be limited.

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

The severity and spread of new or existing variants of the COVID-19 virus and changes in infection rates may impact the health and productivity of our workforce and may disrupt the operations of our customers, partners and other third-party providers for an indefinite period of time. As a result of the COVID-19 pandemic, we transitioned to a hybrid work environment where most of our employees have the flexibility to determine the amount of time they work from home and in our offices. We will continue to evaluate and refine our hybrid workforce and real estate needs. It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

Our business could be disrupted by catastrophic events and man-made problems, such as power disruptions, data security breaches, war and terrorism.

Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, which could be exacerbated by climate change, including earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyberattack, war, terrorist attack, incident of mass violence or pandemics (including the COVID-19 pandemic), which could result in lengthy interruptions in the use of our products. In particular, our U.S. headquarters and certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity and that has experienced and may continue to experience, climate-related events at an increasing rate, including drought and water scarcity, warmer temperatures, wildfires and air quality impacts and power shut-offs associated with wildfire prevention, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake, wildfire or other significant natural disaster. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the Internet or the economy as a whole. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incident, and use of our products could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster, climate change, pandemic, or other event, our ability to deliver products and solutions to our users would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, results of operations, financial condition and reputation would be harmed.

We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, results of operations and financial condition that may result from interruptions in our product use as a result of system failures.

Our operations are subject to the effects of a rising rate of inflation.

The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 6.5% for 2022. If the inflation rate continues to increase, such as increases in the costs of labor, it will likely affect all of our expenses, especially employee compensation expenses. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a hyper-competitive wage environment that may increase our operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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
•
trading activity under our share repurchase program;
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
•
general economic conditions and trends, including the effects of a general slowdown in the global economy, inflationary pressures, rising interest rates, trade conflicts or the imposition of tariffs;
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

Our existing credit agreement, as amended, contains a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, transfer or dispose of assets, pay dividends or make distributions, incur additional indebtedness, repurchase shares of common stock, create liens, make investments, loans and acquisitions, engage in transactions with affiliates, merge or consolidate with other companies or sell substantially all of our assets. Our credit agreement is guaranteed by us and certain of our subsidiaries and secured by substantially all of the assets of the borrower subsidiary, us and the guarantor subsidiaries. The terms of our credit agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies, including our share repurchase program. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Additionally, our obligations to repay principal and interest on our indebtedness make us vulnerable to economic or market downturns.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Shares of our capital stock outstanding as of December 31, 2022 are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our insiders and subject to periodic “blackout” periods, or held by our “affiliates” as defined in Rule 144 under the Securities Act, and any unvested restricted stock awards.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters occupies approximately 148,000 square feet in San Mateo, California under our master lease agreement and multiple sublease agreements that expire at various times through December 2028. We also lease and sub-lease offices in Portland, Oregon; San Francisco, California; Ottawa, Canada; Dublin, Ireland; London, United Kingdom; Berlin, Germany; and Amsterdam, the Netherlands. For additional information regarding our lease activities, see Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Stockholders of Record

As of February 10, 2023, there were 96 stockholders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2022.

Issuer Purchases of Equity Securities

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

There were no share repurchases for the three months ended December 31, 2022. As of December 31, 2022, the Company's remaining share repurchase authorization was approximately $116.5 million.

Stock Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following stock performance graph compares total stockholder returns for Momentive Global Inc. relative to the S&P 500 Index and the S&P 500 Information Technology (“IT”) Index, assuming a $100 investment at market close on September 26, 2018, which was the initial trading day of our common stock and its reiterative performance is tracked through December 31, 2022. The stock performance shown in the graph below is not necessarily indicative of future price performance.

Company / Index	Base period 9/26/18	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Momentive Global Inc.	$100.00	$71.17	$103.65	$148.20	$122.68	$40.60
S&P 500 Index	100.00	86.27	111.18	129.25	164.01	132.12
S&P 500 IT Index	100.00	83.12	123.05	174.99	233.35	165.89

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

Overview

We were founded under the name “SurveyMonkey” in 1999 and provide SaaS solutions that help businesses collect and analyze stakeholder sentiment at scale. We believe the business insights our solutions deliver enable more than 330,000 organizations worldwide to build market leadership, delight their customers, and engage their employees. Our solutions are powered by a platform that combines audience panels, artificial intelligence, and advanced analytics capabilities that help make our products easy-to-use, yet powerful, to deliver speed-to-insights for our customers.

We offer three product categories, Surveys, Customer Experience, and Insights Solutions, that address three major business use cases: (i) building market leadership, (ii) delighting customers, and (iii) engaging employees.

We believe our products are competitively differentiated through their ease-of-use, speed to insight, price relative to alternatives, and ability to share insights across an organization through integrations with leading business intelligence, collaboration, and customer relationship management platforms. Our solutions are powered by a technology stack that simplifies the processes for creating surveys, collecting high quality data, and surfacing and sharing insights across an organization to drive action. We have transformed from our roots as a provider of digital survey tools sold through the Internet to an enterprise SaaS company that leverages both product-led and sales-led go-to-market motions. To help us engage more deeply with enterprise customers, we rebranded ourselves as “Momentive” in June 2021, and changed our legal name from “SVMK Inc.” to “Momentive Global Inc.” In February 2022, we announced plans to consolidate our product portfolio under the Momentive and SurveyMonkey brands and web surfaces. The Momentive brand represents our suite of upmarket solutions sold primarily through our sales force, while the SurveyMonkey brand represents our forms and survey products sold primarily through our website.

We are executing on a two-part growth strategy. First, we are delivering new features and product tiers that capitalize on the virality of our core platform and the scale of business to drive overall platform usage and increase the conversion of free users to paid subscribers in our self-serve channel. Second, we are investing further in product innovation and go-to-market initiatives to expand the percentage of our revenue generated through our sales-assisted channel. Specifically, our sales-assisted go-to-market motion focuses on converting existing self-serve subscribers to sales-assisted customers, selling directly to new customers, and expanding our relationships with existing customers. As we execute on this strategy and sell more of our products into enterprises directly, we believe we can accelerate our revenue growth profile and increase our customer retention rates over time. We believe our existing user base represents a significant opportunity to expand our business and increase our revenue. In 2022, approximately 38% of our total revenue was generated from customers who purchased software through our sales-assisted channel, up from 32% in 2021.

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

Impact of COVID-19 and other Macroeconomic Factors on our Business

The COVID-19 pandemic has caused economic instability and global uncertainty. As a result of the COVID-19 pandemic, we transitioned to a hybrid work model where most of our employees have the flexibility to determine the amount of time they work from home and in our offices. We continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, and stockholders. The effects of these operational modifications are unknown and may not be realized until further reporting periods as we continue to evaluate and refine our hybrid work model and real estate needs.

In addition, our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on consumer and customer behavior. Worsening economic conditions, including inflation, higher interest rates, slower growth, the stronger dollar versus foreign currencies, particularly the Euro, the British Pound Sterling, the Australian dollar, and the Canadian dollar, and other changes in economic conditions, may adversely affect our results of operations and financial performance.

Our Products

We offer three product categories – Surveys, Customer Experience, and Insights Solutions, that address three major business use cases, (i) building market leadership, (ii) delighting customers, and (iii) engaging employees. We generate revenue either on a subscription or transactional basis, depending on the product.

•
Surveys: Our leading survey software products enable a wide range of customers to collect, analyze and act on stakeholder sentiments across a broad number of business use cases. We have designed products that optimize the quality of feedback and maximize response rates to help our customers improve customer experiences, develop and retain a diverse and high-performing workforce, and grow their business. We offer our basic survey plan to individuals at no charge. We also offer multiple tiers of subscriptions to individual paying users, with pricing based on volume of data collected and functionality, including advanced survey logic; branding and customization tools; analysis features; and support options. We offer SurveyMonkey team plans for small teams and departments that need to collaborate on survey projects. In addition to the features available in paid plans for individuals, SurveyMonkey team plans provide advanced collaboration features for survey creation and analysis, centralized team administration, and a team library for survey themes, templates, and brand assets. Team plans start at three users per team, billed annually on a subscription basis, and include flexible roles and pricing for survey creators and analysts. For organizations, we offer SurveyMonkey Enterprise, an AI powered enterprise feedback management platform that extends SurveyMonkey with enterprise-grade security and an enhanced set of capabilities (including managed user accounts, customized company branding, collaboration capabilities, and deep integrations with a broad set of leading enterprise software applications) that enable users to support multiple, advanced feedback use cases across the organization. Revenue from Surveys is generated primarily on a subscription basis.
•
Customer Experience: Our Customer Experience solution enables companies to leverage in-the-moment customer feedback to deliver experiences that engage and retain their customers. Our Customer Experience solution simplifies customer feedback collection and analysis through its integration with customer relationship management (“CRM”) and customer support data to help companies better understand key customer segments, and its accessibility within the systems companies already use to help them take action quickly in service of their customers. Our Customer Experience solution captures a company’s customer feedback from across key digital channels and within offline or proprietary business systems, combines this feedback with operational customer data to build a deeper understanding of their customers and their preferences, and automates feedback-based actions through integrations with that company’s existing system of record and other key business systems. We differentiate our Customer Experience solution in the market based on our software’s ease-of-implementation and use, time-to-value relative to alternative solutions, and rich integration across the Salesforce and Zendesk ecosystems. Our Customer Experience solution is sold through our sales-assisted channel. Revenue from Customer Experience is generated primarily on a subscription basis.
•
Insights Solutions: Formerly known as Market Research, our Insights Solutions products enable customers to quickly collect and analyze actionable insights from a targeted audience on a number of market research needs, including analyzing market opportunities, measuring brand and campaign effectiveness, and gaining insights on existing and future product lines. Our Insights Solutions is sold through our sales-assisted channel. Revenue from Insights Solutions is generated primarily on a transactional basis, with our customers having the option to preload credits that can be used to pay for projects, solutions, and services throughout a 12-month term. In the third quarter of 2022, we launched a program to price certain Insights Solutions on a subscription basis for new customers. We expect to expand this initiative throughout 2023.
•
Professional Services: For customers who need assistance with implementing and optimizing the use of our products, we offer the following categories of professional services, including:
o
Survey: survey design, programming, language translation, and results analysis;
o
Customer Experience: customer journey mapping, customer experience key metrics, measurement and planning, return-on-investment (“ROI”) impact of CSAT and NPS programs, analytics and customer experience related workshops; and
o
Insights Solutions: program methodology consulting, survey programming and language translation, brand tracking program development and execution, product concept testing, due diligence analysis, and custom reporting and analytics.

Revenue from professional services engagements is generated primarily on a transactional basis.

•
Other Purpose-Built Solutions: In addition to our three major product categories, we offer other products such as:
o
Customer Advocacy: TechValidate is our customer advocacy automation solution. TechValidate collects customer feedback at scale, automatically converting it into validated marketing content, including statistics, charts, testimonials, and case studies;
o
Grant Application Management: SurveyMonkey Apply is our application management solution that is primarily used by educational institutions and non-profits seeking to allocate scholarships and grants; and
o
Forms: Wufoo is our easy-to-use form builder that helps users create web and mobile forms, collect file uploads and receive online payments.

We offer certain tiers of our Survey and Insights Solutions product categories on a self-serve basis through our website, and we offer a suite of enterprise-grade experience management solutions from all three primary product categories through our direct sales force.

As of December 31, 2022 and 2021, we had over 14 million and 17 million active users, respectively. As of December 31, 2022 and 2021, we had approximately 887,400 and 879,600 paying users, respectively, which we define as an individual customer of our survey platform or form-based application, a seat within a SurveyMonkey Enterprise deployment or a subscription to one of our purpose-built solutions. Of our paying users as of December 31, 2022 and 2021, we had approximately 14,500 and 11,900 customers, respectively, who purchased our software through our sales-assisted channel. Our average revenue per paying user (“ARPU”) was $544 and $522 for the years ended December 31, 2022 and 2021, respectively. We calculate ARPU as revenue during a given period divided by the average number of paying users during that period. We calculate the average number of paying users by adding the number of paying users as of the end of the prior period to the number of paying users as of the end of the current period, and then dividing by two. For interim periods, we use annualized revenue which is calculated by dividing the revenue for the period by the number of days in that period and multiplying this value by 365 days.

As of December 31, 2022, over 90% of our trailing 12-month bookings were from organizational domain-based customers, which are customers who register with us using an email account with an organizational domain name, such as @momentive.ai, but excludes customers with email addresses hosted on widely used domains such as @gmail, @outlook or @yahoo. As of December 31, 2022, our dollar-based net retention rate for organizational domain-based customers was over 90%. We calculate bookings as the sum of the monthly and annual contract values for contracts sold during a period for our monthly and annual customers, respectively. We calculate organizational dollar-based net retention rate as of a period end by starting with the trailing 12 months of bookings from the cohort of all domain-based customers as of the 12 months prior to such period end (“Prior Period Bookings”). We then calculate the trailing 12 months of bookings from these same customers as of the current period end (“Current Period Bookings”). Current Period Bookings includes any upsells and is net of contraction or attrition, but excludes bookings from new domain-based customers in the current period. We then divide the total Current Period Bookings by the total Prior Period Bookings to arrive at the organizational dollar-based net retention rate.

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

Remaining Performance Obligation

	As of December 31,
(in thousands)	2022	2021	2020
Remaining performance obligations (“RPO”)	$238,799	$228,207	$187,910

RPO is the amount of consideration allocated to unsatisfied performance obligations related to non-cancelable contracts, which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods, as of the end of the reporting period. For subscription products, we provide customers with the option of monthly, annual or multi-year contractual terms. In general, our customers elect annual contractual terms and we generally invoice 1 year in advance. Our contracts are generally non-cancelable and without refund rights. Billed contractual amounts are reported as deferred revenue in our consolidated financial statements. Unbilled contractual amounts are part of RPO and are not included in our consolidated financial statements.

RPO is intended to provide visibility into future revenue streams. Several factors may contribute to the fluctuation of RPO including timing and frequency of invoicing, number of multi-year non-cancelable contracts, and dollar amount of customer contracts (including changes that we may see to customer contracts as a result of the COVID-19 pandemic).

Non-GAAP Financial Measures

We believe that, in addition to our results determined in accordance with GAAP, non-GAAP measures, specifically free cash flow and non-GAAP (loss) income from operations, are useful in evaluating our business, results of operations and financial condition. We use these non-GAAP measures to compare and evaluate our operating results across periods in order to manage our business, for purposes of determining executive and senior management incentive compensation, and for budgeting and developing our strategic operating plans. We believe that these non-GAAP measures provide useful information about our operating results, enhance the overall understanding of our past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by our management in evaluating our financial performance and for operational decision making, but they are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our definitions for free cash flow and non-GAAP (loss) income from operations used are provided below; however, a limitation of non-GAAP financial measures is that they do not have uniform definitions. Accordingly, our definitions below will likely differ from similarly titled non-GAAP measures used by other companies thereby limiting comparability.

Free cash flow

We define free cash flow as GAAP net cash provided by operating activities less purchases of property and equipment and capitalized internal-use software. We consider free cash flow to be an important measure because it measures our liquidity after deducting capital expenditures for purchases of property and equipment and capitalized software development costs, which we believe provides a more accurate view of our cash generation and cash available to grow our business. We expect to generate positive free cash flow over the long term. Free cash flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by or used in operating activities. Some of the limitations of free cash flow are that free cash flow does not reflect our future contractual commitments and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by or used in operating activities:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$8,801	$57,767	$55,630
Purchases of property and equipment	(449)	(735)	(782)
Capitalized internal-use software	(8,205)	(8,443)	(9,220)
Free cash flow	$147	$48,589	$45,628

Free cash flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP.

Non-GAAP (loss) income from operations

We define non-GAAP income from operations as GAAP loss from operations excluding stock-based compensation, net, amortization of acquisition intangible assets, acquisition-related transaction costs, and restructuring.

The following is a reconciliation of our GAAP loss from operations to non-GAAP income from operations:

	Year Ended December 31,
(in thousands)	2022	2021	2020
GAAP loss from operations	$(81,337)	$(112,572)	$(81,581)
Stock-based compensation, net	98,692	98,564	79,167
Amortization of acquisition intangible assets	5,600	10,142	12,602
Acquisition-related transaction costs(1)	11,900	12,821	—
Restructuring(2)	3,352	—	—
Non-GAAP income from operations	$38,207	$8,955	$10,188

(1) Includes transaction expenses associated with the terminated merger with Zendesk. See Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

(2) For the year ended December 31, 2022, restructuring-related charges for stock-based compensation expense of $2.8 million and amortization of acquisition intangibles of $0.5 million were included in the respective line items.

Components of Results of Operations

Revenue

We derive a majority of our revenue from sales of subscriptions to our software products in the survey and customer experience categories. We also generate a small portion of our revenue from sales of insight/market research solutions.

We recognize subscription revenue ratably over the subscription term, generally one year, as long as all other revenue recognition criteria have been met. Our contracts are generally non-cancellable and do not contain refund provisions. Subscriptions sold through our self-serve channel are collected primarily from credit cards through our website at the beginning of the subscription period. Subscriptions sold through our sales-assisted channel are generally billed annually in advance.

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

Other Non-Operating (Income) Expense, Net

Other non-operating (income) expense, net consists primarily of interest income, net foreign currency exchange gains and losses, gain on sale of private company investments, and other gains and losses.

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

A comparison between the years ended December 31, 2021 and 2020 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 14, 2022.

Comparison of the Year Ended December 31, 2022 and 2021

	Year Ended December 31,
(in thousands)	2022	% of Revenue	2021	% of Revenue
Revenue	$480,917	100%	$443,786	100%
Cost of revenue(1)(2)(3)	86,251	18%	86,421	19%
Gross profit	394,666	82%	357,365	81%
Operating expenses:
Research and development(1)(3)	138,091	29%	139,262	31%
Sales and marketing (1)(2)(3)	223,827	47%	224,008	50%
General and administrative(1)(3)	107,522	22%	106,667	24%
Restructuring (1)(2)	6,563	1%	—	—
Total operating expenses	476,003	99%	469,937	106%
Loss from operations	(81,337)	(17)%	(112,572)	(25)%
Interest expense	11,476	2%	9,261	2%
Other non-operating (income) expense, net	(4,513)	(1)%	934	—
Loss before income taxes	(88,300)	(18)%	(122,767)	(28)%
Provision for income taxes	1,591	—	482	—
Net loss	$(89,891)	(19)%	$(123,249)	(28)%

(1) Includes stock-based compensation, net of amounts capitalized as follows:

	Year Ended December 31,
(in thousands)	2022	% of Revenue	2021	% of Revenue
Cost of revenue	$6,164	1%	$5,862	1%
Research and development	34,711	7%	40,821	9%
Sales and marketing	22,860	5%	23,585	5%
General and administrative	32,196	7%	28,296	6%
Restructuring	2,761	1%	—	0%
Stock-based compensation, net of amounts capitalized	$98,692	21%	$98,564	22%

(2) Includes amortization of acquisition intangible assets as follows:

	Year Ended December 31,
(in thousands)	2022	% of Revenue	2021	% of Revenue
Cost of revenue	$2,234	0%	$5,868	1%
Sales and marketing	2,916	1%	4,274	1%
Restructuring	450	0%	—	0%
Amortization of acquisition intangible assets	$5,600	1%	$10,142	2%

(3) Includes transaction expenses associated with the terminated merger with Zendesk. See Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Revenue and cost of revenue

	Year Ended December 31,
(dollars in thousands)	2022	$ Change	% Change	2021
Revenue	$480,917	$37,131	8%	$443,786
Cost of revenue	86,251	(170)	(0)%	86,421
Gross profit	$394,666	$37,301	10%	$357,365
Gross margin	82%			81%

Revenue increased for the year ended December 31, 2022 compared to the year ended December 31, 2021. Our number of paying users increased 1% from approximately 879,600 as of December 31, 2021 to approximately 887,400 as of December 31, 2022 and ARPU increased 4% from $522 for the year ended December 31, 2021 to $544 for the year ended December 31, 2022.

Revenue growth was driven by an increase of $38.6 million, or 27%, in our sales-assisted channel, as a result of the ongoing refinement of our pricing and packaging that has driven an increase in customer upgrades and expansion, which was slightly offset by a decrease of $1.5 million, or (0.5%), in our self-serve channel. Revenue from our sales-assisted channel accounted for 38% and 32% of revenue for the years ended December 31, 2022 and 2021, respectively.

Cost of revenue slightly decreased for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to a $3.6 million decrease in amortization of acquired developed technology intangible assets related to our prior acquisitions and a $2.5 million decrease in capitalized software amortization, partially offset by a $2.5 million increase in website hosting costs, a $2.3 million increase in personnel costs, and a $1.3 million increase in external sample costs and charitable donations associated with our SurveyMonkey Audience, our market research panel solution. The increase in personnel costs was primarily due to a $2.0 million increase in employee-related expenses due to an increase in average headcount for the year and $0.3 million of employee retention bonuses related to the terminated merger with Zendesk.

Our gross margin increased for the years ended December 31, 2022 and 2021 relative to the respective prior year period primarily due to the increases in revenue.

Research and development

	Year Ended December 31,
(dollars in thousands)	2022	$ Change	% Change	2021
Research and development	$138,091	$(1,171)	(1)%	$139,262

Research and development expenses decreased for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to a $2.2 million decrease in personnel costs, partially offset by a $1.3 million increase in IT costs. The decrease in personnel costs includes a $5.9 million decrease in stock-based compensation primarily due to executive terminations, offset by a $2.1 million increase in employee retention bonuses related to the terminated merger with Zendesk and a $1.6 million increase in employee-related expenses due to an increase in average headcount for the year.

Sales and marketing

	Year Ended December 31,
(dollars in thousands)	2022	$ Change	% Change	2021
Sales and marketing	$223,827	$(181)	(0)%	$224,008

Sales and marketing expenses slightly decreased for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to a $5.4 million decrease in facilities and depreciation costs and a $1.4 million decrease in amortization of acquired trade name and customer relationship intangible assets related to our prior acquisitions, which were partially offset by a $4.7 million increase in personnel costs and a $1.9 million increase in brand campaigns and paid marketing. The increase in personnel costs is due to a $2.5 million increase in employee-related expenses due to an increase in average headcount for the year and a $1.9 million increase in retention bonuses related to the terminated merger with Zendesk.

General and administrative

	Year Ended December 31,
(dollars in thousands)	2022	$ Change	% Change	2021
General and administrative	$107,522	$855	1%	$106,667

General and administrative expenses increased for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to a $8.0 million increase in personnel related costs, which were partially offset by a $2.6 million decrease in professional services and a $1.8 million decrease in depreciation expense due to the impairment of leasehold costs in the San Mateo, CA headquarters. In addition, there were decreases in office expenses. The increase in personnel costs is due to a $5.8 million increase in employee-related expenses due to an increase in average headcount for the year and a $2.2 million increase in retention bonuses related to the terminated merger with Zendesk.

Restructuring

	Year Ended December 31,
(dollars in thousands)	2022	$ Change	% Change	2021
Restructuring	$6,563	$6,563	100%	$—

Restructuring expenses recorded for the year ended December 31, 2022 included employee severance, stock-based compensation, contract termination expenses, and lease modifications in connection with restructuring plans implemented in 2022. For additional information regarding our restructuring activities, see Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Interest expense

	Year Ended December 31,
(dollars in thousands)	2022	$ Change	% Change	2021
Interest expense	$11,476	$2,215	24%	$9,261

Interest expense increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher average interest rates offset by a decrease in average debt balances as a result of our repayment of principal under the Term Loan.

For additional information regarding our credit facilities, see Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Other non-operating (income) expense, net

	Year Ended December 31,
(dollars in thousands)	2022	$ Change	% Change	2021
Other non-operating (income) expense, net	$(4,513)	$(5,447)	(583)%	$934
Other non-operating income, net for the year ended December 31, 2022 increased compared to the year ended December 31, 2021 (where the amounts resulted in non-operating expense), primarily due to a $3.2 million gain on sale of a private company investment and an increase of $2.7 million in interest income due to higher average interest rates, which were partially offset by fluctuations in foreign currency exchange rates.

Provision for (benefit from) income taxes

	Year Ended December 31,
(dollars in thousands)	2022	$ Change	% Change	2021
Provision for income taxes	$1,591	$1,109	230%	$482
Effective tax rate	(2)%			*

* less than 1%

The provision for income taxes increased for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to a change in the state taxes related to the amortization of intangible assets and fewer tax credits recorded in the current year.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, our principal sources of liquidity were cash and cash equivalents totaling $202.8 million and $305.5 million, respectively, all of which were bank deposits as well as cash to be received from customers and cash available under our credit facilities.

We have historically financed our operations primarily through payments received from our customers and borrowings under credit facilities and lines of credit.

On February 26, 2022, our board of directors authorized a share repurchase program to repurchase up to $200.0 million of our common stock in the open market or in privately negotiated transactions (through 10b5-1 trading plans or otherwise). The share repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion, and the repurchase program does not have an expiration date. The actual timing, number and value of shares repurchased is determined by our management at its discretion and depends on a number of factors, including the market price of our stock, general business and market conditions, and other investment opportunities. During the year ended December 31, 2022, the Company repurchased approximately 6.6 million shares of common stock for approximately $83.5 million.

On March 2, 2022, we repaid $25.0 million of principal under the Term Loan, which was in accordance with the prepayment terms of the 2018 Credit Facility.

We believe our existing cash and cash equivalents, our credit facilities and cash provided by sales of our products will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our long-term future capital requirements will depend on many factors, including the timing and amount of cash received from customers, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and the continuing market adoption of our products. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our results of operations. Ongoing worldwide business and economic disruptions could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

A significant majority of our customers pay in advance for annual subscriptions, which is a substantial source of cash. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which we recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2022 and 2021, we had deferred revenue of $207.4 million and $201.8 million, respectively, a substantial majority of which we expect to record as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$8,801	$57,767	$55,630
Net cash used in investing activities	(8,654)	(9,008)	(8,907)
Net cash provided by (used in) financing activities	(102,271)	33,206	46,669
Effects of exchange rate changes on cash	(739)	(458)	(461)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(102,863)	$81,507	$92,931

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

During the year ended December 31, 2022, cash provided by operating activities was $8.8 million, primarily due to our net loss of $89.9 million, adjusted for non-cash charges of $134.2 million and net cash outflows of $35.5 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense, gain on lease modification, impairment of long-lived assets, bad debt expense, deferred income taxes, gain on sale of a private company investment, and net unrealized foreign currency (gains) losses. The primary drivers of the changes in operating assets and liabilities related to cash were provided by a $5.6 million increase in deferred revenue and a $1.8 million increase in accounts payable and accrued liabilities, offset by a $13.7 million decrease in accrued compensation, a $13.0 million decrease in operating lease liabilities, a $11.7 million increase in prepaid expenses and other assets, and a $4.5 million increase in accounts receivable.

During the year ended December 31, 2021, cash provided by operating activities was $57.8 million, primarily due to our net loss of $123.2 million, adjusted for non-cash charges of $157.3 million and net cash inflows of $23.7 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense, impairment of long-lived assets, bad debt expense, deferred income taxes and net unrealized foreign currency (gains) losses. The primary drivers of the changes in operating assets and liabilities related to cash were provided by a $31.2 million increase in deferred revenue, a $17.5 million increase in accounts payable and accrued liabilities, and a $14.0 million increase in accrued compensation, partially offset by cash used for prepaid expenses and other assets of $14.2 million and operating lease liabilities of $15.0 million, and an increase in accounts receivable of $9.8 million.

During the year ended December 31, 2020, cash provided by operating activities was $55.6 million, primarily due to our net loss of $91.6 million, adjusted for non-cash charges of $142.8 million and net cash inflows of $4.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense, bad debt expense, deferred income taxes and net unrealized foreign currency (gains) losses. The primary drivers of the changes in operating assets and liabilities related to cash were provided by a $29.7 million increase in deferred revenue, a $1.1 million increase in accounts payable and accrued liabilities, and a $7.9 million increase in accrued compensation, partially offset by cash used for prepaid expenses and other assets of $12.1 million and operating lease liabilities of $14.6 million, and an increase in accounts receivable of $7.6 million.

Cash Flows from Investing Activities

Our primary investing activities have consisted of capital expenditures to purchase equipment necessary to support our network and other operations and capitalization of internal-use software necessary to deliver significant new features and functionality in our survey platform which provides value to our customers. As our business expands, we expect our capital expenditures to continue to increase.

Net cash used in investing activities during the year ended December 31, 2022 of $8.7 million was primarily attributable to cash used for the development of internal-use software of $8.2 million that is capitalized and purchases of property and equipment of $0.5 million.

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

Cash Flows from Financing Activities

Net cash used in financing activities during the year ended December 31, 2022 of $102.3 million was primarily attributable to payments for share repurchases of $83.5 million and principal payments on our credit facilities of $27.2 million, partially offset by shares purchased under our employee stock purchase plan of $5.6 million and proceeds from the exercise of stock options of $2.8 million.

Net cash provided by financing activities during the year ended December 31, 2021 of $33.2 million was primarily attributable to proceeds from the exercise of stock options of $27.9 million and shares purchased under our employee stock purchase plan of $7.5 million, partially offset by the principal payments on our credit facilities of $2.2 million.

Net cash provided by financing activities during the year ended December 31, 2020 of $46.7 million was primarily attributable to proceeds from the exercise of stock options of $42.2 million and shares purchased under our employee stock purchase plan of $6.7 million, partially offset by the principal payments on our credit facilities of $2.2 million.

Contractual Obligations

Our material cash requirements and principal commitments consist of obligations under our credit facilities and leases for office space. As of December 31, 2022, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	2023	2024	2025	2026	2027	Thereafter
Credit facilities(1)	$185,650	$2,200	$2,200	$181,250	$—	$—	$—
Interest payments on credit facilities(1)	41,968	15,212	15,196	11,560	—	—	—
Operating leases(2)	58,650	11,143	9,599	9,243	9,515	9,787	9,363
Purchase commitments(3)	27,610	18,748	7,289	1,521	49	3	—
Total contractual obligations	$313,878	$47,303	$34,284	$203,574	$9,564	$9,790	$9,363

(1)
Represents the principal balances and related interest payments to be paid in connection with our 2018 Credit Facility. Interest payments on our 2018 Credit Facility are based upon the applicable interest rates as of December 31, 2022 and are subject to change in future periods. For additional information regarding our credit facilities, see Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
(2)
Primarily consists of future non-cancelable minimum rental payments under operating leases for our corporate headquarters and our other facilities. The amounts above exclude expected sublease payments to be received of approximately $2.2 million. For additional information regarding our operating lease obligations, see Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
(3)
Primarily consists of open non-cancellable purchase orders for data center hosting services and the procurement of goods and services in the ordinary course of business.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP. In the preparation of these consolidated financial statements, we are required to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. To the extent that there are material differences between these judgements, estimates and actual results, our financial condition or results of operations would be affected. We base our judgements and estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. While our significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, we believe that the accounting policies described below involve a greater degree of judgment and estimation uncertainty.

Revenue Recognition

We generate a majority of our revenue from the sale of subscriptions to our software products for survey feedback and customer experience. We also generate revenue from our transactional insight/market research solutions services. We normally sell each of these products in separate contracts to our customers and each product is distinct. The most critical judgments required in applying Topic 606 and our revenue recognition policy relate to the determination of distinct performance obligations. Our policy is to exclude sales and other indirect taxes when measuring the transaction price of our subscription agreements. We account for revenue contracts with customers through the following steps:

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

The transactional insight/market research solution services are generally billed in advance and revenue is recognized after the services have been delivered.

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

Stock-Based Compensation

We recognize stock-based compensation expense for all share-based payments to employees, including restricted stock units, stock options, restricted stock awards, and shares issuable under our employee stock purchase plan (the “ESPP”), based on the grant-date fair value of our common stock estimated in accordance with the provisions of ASC 718, Compensation-Stock Compensation. For time-based equity awards, stock-based compensation expense is recognized on a straight-line basis over the award’s requisite service period, which is generally four years for new hires and generally three years for subsequent grants to existing employees. For shares issuable under the ESPP, stock-based compensation expense is recognized on a straight-line basis over the award’s requisite service period, which is an offering period. For performance-based stock awards, stock-based compensation expense is recognized using the accelerated attribution method over the requisite service period. We recognize excess tax benefits from stock-based compensation expense in earnings, which are substantially offset by a valuation allowance. We also made a policy election to account for forfeitures as they occur.

We estimate the fair values of time-based restricted stock units and restricted stock awards based on the fair value of our common stock on the grant date. We estimate the fair values of our time-based stock options and shares issuable under the ESPP using the Black-Scholes-Merton option-pricing model. We use the Monte Carlo simulation model to determine the fair value of our performance-based stock awards.

Determining the grant date fair value of share-based payments to employees requires management to make assumptions and judgments. If any of the assumptions used in the valuation models change significantly, stock-based compensation expense for future awards may differ materially compared with the awards granted previously. The assumptions and estimates are as follows:

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

Determining if an impairment triggering event has occurred (which may include, but is not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows) requires significant management judgement. We did not recognize any impairment of goodwill or intangible assets during each of the years ended December 31, 2021 and 2020. During the year ended December 31, 2022, we accelerated the amortization of an acquired trade name from a prior acquisition in connection with the restructuring plan we implemented in March 2022. See Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

Foreign Currency Exchange Risk

Where the functional currency of our subsidiaries is the U.S. dollar, monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of remeasurements of transactions denominated in foreign currencies and are included in other non-operating (income) expense, net in the consolidated statements of operations.

Where the functional currency of our foreign subsidiaries is the local currency, the assets and liabilities of those foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date and revenue and expense amounts are translated at a rate approximating the average exchange rate for the period. Foreign currency translation gains and losses are recorded to accumulated other comprehensive income (loss).

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

From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During the years ended December 31, 2022, 2021 and 2020, we did not have any material amount of derivative financial instruments. A hypothetical 10% change in foreign currency exchange rates for the years ended December 31, 2022 and 2021, applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

As of December 31, 2022 and 2021, we had cash and cash equivalents of $202.8 million and $305.5 million, respectively, which consisted primarily of bank deposits. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. For the year ended December 31, 2022, a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements.

As of December 31, 2022 and 2021, we had borrowings under our credit facilities comprising $185.7 million and $212.9 million aggregate principal value, respectively. Loans under the credit facilities accrue interest based upon, at our option, an ABR or a Eurocurrency rate, in each case plus an applicable margin, which exposes us to interest rate risk. Additionally, relevant regulators ceased the calculation and publication of the one-week and two-month U.S. dollar LIBOR on December 31, 2021, and all remaining U.S. dollar LIBOR tenors would cease after June 30, 2023. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates, such as the SOFR. Although our existing credit facilities provide for application of successor rates based on prevailing market conditions, the shift from LIBOR to any alternative reference rates, such as the SOFR, could be complex and as a result, our future interest obligations may increase and adversely impact our results of operations. As of December 31, 2022 and 2021, a hypothetical 10% increase in the interest rates would result in an increase in interest payments on our debt of $2.3 million and $0.1 million, respectively.

Inflation Risk

While the historical impact of inflation is difficult to accurately measure due to the imprecise nature of the estimates required, we do not believe the effects of inflation on our consolidated results of operations and financial condition have been material. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including by heightened levels of inflation currently experienced globally. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Momentive Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Momentive Global Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

February 17, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Momentive Global Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Momentive Global Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Momentive Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Momentive Global Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 17, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

San Francisco, California

February 17, 2023

MOMENTIVE GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$202,816	$305,525
Accounts receivable, net of allowance of $1,121 and $894	33,656	32,489
Deferred commissions, current	9,775	7,945
Prepaid expenses and other current assets	17,207	11,363
Total current assets	263,454	357,322
Property and equipment, net	1,006	5,442
Operating lease right-of-use assets	32,252	52,232
Capitalized internal-use software, net	29,595	28,158
Acquisition intangible assets, net	5,156	10,773
Goodwill	459,817	463,736
Deferred commissions, non-current	14,307	13,200
Other assets	4,568	9,061
Total assets	$810,155	$939,924
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,418	$7,204
Accrued expenses and other current liabilities	24,969	30,725
Accrued compensation	31,893	45,873
Deferred revenue, current	206,728	200,658
Operating lease liabilities, current	8,046	9,587
Debt, current	1,900	1,900
Total current liabilities	289,954	295,947
Deferred revenue, non-current	719	1,165
Deferred tax liabilities	6,337	5,701
Debt, non-current	182,916	209,816
Operating lease liabilities, non-current	39,584	66,938
Other non-current liabilities	3,885	5,883
Total liabilities	523,395	585,450
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.00001 par value; 100,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.00001 par value; 800,000 shares authorized; 149,711 and 150,398 shares issued and outstanding)	1	2
Additional paid-in capital	997,621	971,604
Accumulated other comprehensive income (loss)	(3,425)	414
Accumulated deficit	(707,437)	(617,546)
Total stockholders’ equity	286,760	354,474
Total liabilities and stockholders’ equity	$810,155	$939,924

See accompanying Notes to Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Revenue	$480,917	$443,786	$375,610
Cost of revenue(1)(2)(3)	86,251	86,421	83,917
Gross profit	394,666	357,365	291,693
Operating expenses:
Research and development(1)(3)	138,091	139,262	112,989
Sales and marketing (1)(2)(3)	223,827	224,008	172,376
General and administrative(1)(3)	107,522	106,667	87,909
Restructuring (1)(2)	6,563	—	—
Total operating expenses	476,003	469,937	373,274
Loss from operations	(81,337)	(112,572)	(81,581)
Interest expense	11,476	9,261	10,257
Other non-operating (income) expense, net	(4,513)	934	(1,436)
Loss before income taxes	(88,300)	(122,767)	(90,402)
Provision for income taxes	1,591	482	1,179
Net loss	$(89,891)	$(123,249)	$(91,581)
Net loss per share, basic and diluted	$(0.61)	$(0.84)	$(0.65)
Weighted-average shares used in computing basic and diluted net loss per share	148,476	147,045	139,887

(1) Includes stock-based compensation, net of amounts capitalized as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cost of revenue	$6,164	$5,862	$4,450
Research and development	34,711	40,821	30,693
Sales and marketing	22,860	23,585	19,707
General and administrative	32,196	28,296	24,317
Restructuring	2,761	—	—
Stock-based compensation, net of amounts capitalized	$98,692	$98,564	$79,167

(2) Includes amortization of acquisition intangible assets as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cost of revenue	$2,234	$5,868	$7,495
Sales and marketing	2,916	4,274	5,107
Restructuring	450	—	—
Amortization of acquisition intangible assets	$5,600	$10,142	$12,602

(3) Includes transaction expenses associated with the terminated merger with Zendesk. See Note 1 for additional information.

See accompanying Notes to Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net loss	$(89,891)	$(123,249)	$(91,581)
Other comprehensive income (loss):
Foreign currency translation adjustment(1)	(3,839)	(4,794)	5,652
Total other comprehensive income (loss)(1)	(3,839)	(4,794)	5,652
Total comprehensive loss	$(93,730)	$(128,043)	$(85,929)

(1) Net of tax effect which was not material.

See accompanying Notes to Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2019	136,054	$1	$705,143	$(444)	$(402,716)	$301,984
Common stock issued upon vesting of restricted stock units	4,115	—	—	—	—	—
Common stock issued upon stock option exercise	3,088	—	42,172	—	—	42,172
Common stock issued under employee stock purchase plan	563	—	6,719	—	—	6,719
Stock-based compensation expense	—	—	81,410	—	—	81,410
Comprehensive income	—	—	—	5,652	—	5,652
Net loss	—	—	—	—	(91,581)	(91,581)
December 31, 2020	143,820	$1	$835,444	$5,208	$(494,297)	$346,356
Common stock issued upon vesting of restricted stock units	3,841	—	—	—	—	—
Common stock issued upon stock option exercise	2,003	1	27,930	—	—	27,931
Issuance of restricted stock awards	329	—	—	—	—	—
Cancellation of restricted stock awards	(65)	—	—	—	—	—
Common stock issued under employee stock purchase plan	470	—	7,453	—	—	7,453
Stock-based compensation expense	—	—	100,777	—	—	100,777
Comprehensive loss	—	—	—	(4,794)	—	(4,794)
Net loss	—	—	—	—	(123,249)	(123,249)
December 31, 2021	150,398	$2	$971,604	$414	$(617,546)	$354,474
Common stock issued upon vesting of restricted stock units	4,003	—	—	—	—	—
Common stock issued upon stock option exercise	206	—	2,827	—	—	2,827
Common stock issued under employee stock purchase plan	712	—	5,589	—	—	5,589
Issuance of restricted stock awards	1,031	—	—	—	—	—
Issuance of performance stock awards	361	—	—	—	—	—
Repurchases of common stock	(6,596)	(1)	(83,486)	—	—	(83,487)
Cancellation of restricted stock awards	(404)	—	—	—	—	—
Stock-based compensation expense	—	—	101,087	—	—	101,087
Comprehensive loss	—	—	—	(3,839)	—	(3,839)
Net loss	—	—	—	—	(89,891)	(89,891)
December 31, 2022	149,711	$1	$997,621	$(3,425)	$(707,437)	$286,760

See accompanying Notes to Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities
Net loss	$(89,891)	$(123,249)	$(91,581)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,725	42,857	47,822
Non-cash leases expense	10,693	13,057	13,092
Stock-based compensation expense, net of amounts capitalized	98,692	98,564	79,167
Deferred income taxes	415	(331)	814
Bad debt expense	2,756	1,248	1,352
Gain on lease modification	(6,370)	—	—
Gain on sale of private company investments	(3,202)	—	(1,001)
Impairment of long-lived assets	838	503	—
Unrealized foreign currency (gains) losses, net and other	1,652	1,379	1,588
Changes in assets and liabilities:
Accounts receivable	(4,500)	(9,817)	(7,643)
Prepaid expenses and other assets	(11,728)	(14,231)	(12,106)
Accounts payable and accrued liabilities	1,788	17,453	1,148
Accrued compensation	(13,669)	14,044	7,865
Deferred revenue	5,592	31,249	29,742
Operating lease liabilities	(12,990)	(14,959)	(14,629)
Net cash provided by operating activities	8,801	57,767	55,630
Cash flows from investing activities
Purchases of property and equipment	(449)	(735)	(782)
Capitalized internal-use software	(8,205)	(8,443)	(9,220)
Proceeds from sale of a private company investment and other	—	170	1,095
Net cash used in investing activities	(8,654)	(9,008)	(8,907)
Cash flows from financing activities
Proceeds from stock option exercises	2,827	27,953	42,150
Proceeds from employee stock purchase plan	5,589	7,453	6,719
Payments to repurchase common stock	(83,487)	—	—
Repayment of debt	(27,200)	(2,200)	(2,200)
Net cash provided by (used in) financing activities	(102,271)	33,206	46,669
Effect of exchange rate changes on cash	(739)	(458)	(461)
Net increase (decrease) in cash, cash equivalents and restricted cash	(102,863)	81,507	92,931
Cash, cash equivalents and restricted cash at beginning of period	306,121	224,614	131,683
Cash, cash equivalents and restricted cash at end of period	$203,258	$306,121	$224,614
Supplemental cash flow data:
Interest paid for term debt	$10,668	$8,620	$9,590
Income taxes paid	$695	$996	$583
Non-cash investing and financing transactions:
Stock compensation included in capitalized software costs	$2,395	$2,213	$2,243
Lease liabilities arising from obtaining right-of-use assets, net of terminations and modifications	$(13,620)	$2,676	$—

See accompanying Notes to Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview and Basis of Presentation

Business

Momentive Global Inc. (the “Company”) provides Software-as-a-Service (“SaaS”) solutions that enable organizations to collect and analyze market, customer and employee sentiment data quickly and at scale. The Company offers three product categories, Surveys, Customer Experience, and Insights Solutions, that address three major business use cases: (i) building market leadership, (ii) delighting customers, and (iii) engaging employees. The Company was incorporated in 2011 as SVMK Inc., a Delaware corporation, and is the successor to operations originally started in 1999. In June 2021, SVMK Inc. was rebranded and changed its legal name to Momentive Global Inc. As a result, its common stock began trading under the ticker symbol “MNTV” instead of “SVMK” on The Nasdaq Global Select Market. In February 2022, the company announced plans to consolidate its product portfolio under two brands and web surfaces—Momentive and SurveyMonkey. The Momentive brand represents the Company's suite of upmarket solutions, while SurveyMonkey represents the Company's complementary products for value-oriented customers who prioritize speed and ease of use. The Company’s headquarters are located in the United States and its international operations are primarily based in Ireland, Canada and the Netherlands.

Termination of Proposed Merger with Zendesk

On February 25, 2022, the Agreement and Plan of Merger (the “Merger Agreement”) the Company entered into with Zendesk Inc. (“Zendesk”) and Milky Way Acquisition Corp. (“Merger Sub”) on October 28, 2021 was terminated due to Zendesk stockholders’ failure to approve the issuance of Zendesk shares in connection with the proposed merger (the “Merger”). None of the Company, Zendesk or Merger Sub are expected to have any further liability under the Merger Agreement, subject to its terms. The Company incurred transaction expenses related to employee retention bonuses, legal, accounting, financial advisory, and other costs associated with the Merger. For the year ended December 31, 2022, transaction expenses amounted to $11.9 million, of which, $0.6 million is included in cost of revenue, $3.4 million is included in research and development, $3.1 million is included in sales and marketing, and $4.8 million is included in general and administrative expenses in the accompanying consolidated statement of operations. For the year ended December 31, 2021, transaction expenses amounted to $12.8 million, of which, $0.3 million is included in cost of revenue, $1.3 million is included in research and development, $1.2 million is included in sales and marketing, and $10.0 million is included in general and administrative expenses in the accompanying consolidated statement of operations. The employee retention bonuses granted in connection with the transaction were subject to the employee's continued service through June 30, 2022 and paid in July 2022.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods covered by the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates due to a variety of factors. The Company is not aware of any specific event or circumstances that would require an update to its estimates, judgments or assumptions or a revision to the carrying value of its assets or liabilities as of the date of issuance of its financial statements. These estimates, judgments and assumptions may change in the future, as new events occur or additional information is obtained. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. The Company’s most significant estimates and use of judgment involve the determination of distinct performance obligations in enterprise customer contracts, the valuation of acquired

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

goodwill and intangibles from acquisitions and the fair value of goodwill, right-of-use assets and other long-lived assets when evaluating for impairments.

Segment Information

The Company operates as a single operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews the Company’s operating results on a consolidated basis in order to make decisions about allocating resources and assessing performance for the entire company. The CODM uses one measure of profitability and does not segment the Company’s business for internal reporting. See Note 4 for additional information regarding the Company’s revenue and long-lived assets by geographic area.

Related Party Transactions

Certain members of the Company’s board of directors serve as board members, are executive officers of and/or (in some cases) are investors in companies that are customers and/or vendors of the Company. The Company incurred related party expenses of $4.0 million, $3.5 million and $4.3 million during the years ended December 31, 2022, 2021 and 2020, respectively.

2. Summary of Significant Accounting Policies

Revenue Recognition and Deferred Revenue

The Company generates a majority of its revenue from the sale of subscriptions to its software products for survey feedback and customer experience. The Company also generates a portion of revenue from its transactional insight/market research solutions services. The Company normally sells each of these products in separate contracts to its customers and each product is distinct. The Company’s policy is to exclude sales and other indirect taxes when measuring the transaction price of its subscription agreements. The Company accounts for revenue contracts with customers through the following steps:

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

The transactional insight/market research solution services are generally billed in advance and revenue is recognized after the services have been delivered.

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

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

external sample costs. Personnel costs include salaries and bonuses, stock-based compensation expense, other employee benefits and travel-related expenses for employees whose primary responsibilities relate to supporting the Company’s infrastructure and delivering user support. Other related costs include amortization of acquired developed technology intangible assets and allocated overhead.

Deferred Commissions

Certain commissions earned by the Company’s salesforce are considered to be incremental and recoverable costs of obtaining a contract with a customer. Such costs are deferred and amortized on a straight-line basis over their estimated period of benefit which is generally estimated as four years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortization of deferred commissions, which is included in the sales and marketing expense line within the consolidated statements of operations, was $9.5 million, $6.9 million and $4.2 million during the years ended December 31, 2022, 2021 and 2020, respectively. There was no impairment loss in relation to the deferred commissions for any period presented.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for all share-based payments to employees, including restricted stock units, stock options, restricted stock awards, and shares issuable under the Company’s 2018 employee stock purchase plan, as amended (“the ESPP”) based on the grant-date fair value of the Company’s common stock estimated in accordance with the provisions of ASC 718, Compensation‑Stock Compensation. For time-based equity awards, stock-based compensation expense is recognized on a straight-line basis over the award’s requisite service period, which is generally four years for new hires and generally three years for subsequent grants to existing employees. For shares issuable under the ESPP, stock-based compensation expense is recognized on a straight-line basis over the award’s requisite service period, which is an offering period. For performance-based stock awards, stock-based compensation expense is recognized using the attribution method over the requisite service period. The Company recognizes excess tax benefits from stock-based compensation expense in earnings, which are substantially offset by a valuation allowance. The Company made a policy election to account for forfeitures as they occur.

The Company estimates the fair value of time-based restricted stock units and restricted stock awards based on the fair value of the Company’s common stock on the grant date. The Company estimates the fair values of its time-based stock options and shares issuable under the ESPP using the Black-Scholes-Merton option-pricing model. The Company uses the Monte Carlo simulation model to determine the fair value of its performance-based stock awards. The valuation models require input of the following key assumptions:

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

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash on deposit with banks and investments in money market funds with maturities of 90 days or less from the date of purchase. The Company also classifies amounts in transit from payment processors for customer credit card and debit card transactions as cash equivalents, because such amounts generally convert to cash within five days with little or no default risk.

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

The Company records an allowance for credit losses based upon its assessment of various factors including the Company’s a) historical experience (including historical bad debt expense trends), the age of a customers’ accounts receivable balance, and a customers’ credit quality, b) expected losses over the remaining estimated contractual life of the receivable and c) other reasonable and supportable factors pertaining to a customers’ ability to pay (including consideration of current economic conditions). Amounts deemed uncollectible and expected credit losses are recorded to the allowance for doubtful accounts with an offsetting charge in the consolidated statements of operations. The Company evaluated its allowance for credit losses using its consolidated gross accounts receivable balance as a single portfolio segment. Accounts receivables are written off against the recorded allowance when the Company has exhausted collection efforts without success. Bad debt expense recognized in the consolidated statements of operations was $2.8 million, $1.2 million and $1.4 million during the years ended December 31, 2022, 2021 and 2020, respectively. Write-off of uncollectible accounts receivable was $2.5 million, $0.9 million and $1.0 million during the years ended December 31, 2022, 2021 and 2020, respectively, and was recorded against the allowance for doubtful accounts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in banks that management believes are high-credit quality financial institutions. Such amounts may at times exceed the federally insured limits. Cash equivalents consist of short-term money market funds which are managed by reputable financial institutions. As of December 31, 2022, $163.0 million of the Company’s cash and cash equivalents are held in one financial institution. For purposes of its customer concentration disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. No single customer accounted for more than 10% of revenue during each of the years ended December 31, 2022, 2021 and 2020. No customers accounted for more than 10% of accounts receivable, net as of December 31, 2022 and 2021, respectively.

Business Combinations

When the Company acquires a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 2022, in connection with the restructuring plan implemented in March 2022 (the “March 2022 Restructuring Plan”), the Company executed a partial termination to reduce the leased space for its San Mateo, CA headquarters. As a result, the Company recorded $0.8 million impairment on certain leasehold improvements associated with the vacated space. Also in connection with the March 2022 Restructuring Plan, the Company concluded that the acquired trade name from a prior acquisition had no future economic benefit due to its plan to simplify its brand positioning by the end of 2022. As such, the Company has accelerated the amortization of the related intangible. These charges were included in restructuring in the consolidated statement of operations for the year ended December 31, 2022. See Note 15 for additional information.

In 2021, the Company entered into a sublease agreement for its existing office space in San Francisco, CA. As a result of the sublease transaction, the Company recorded a lease impairment charge of $0.5 million during the year ended December 31, 2021, which was the excess of the carrying value of the associated operating lease ROU asset over its estimated fair value. The Company estimated the fair value using cash flows from the estimated sublease rental income. The impairment charge is included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2021. The Company did not recognize any impairment of long-lived assets during the year ended December 31, 2020.

The Company believes that the carrying values of long-lived assets as of December 31, 2022 are recoverable.

Goodwill is not amortized but rather tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the carrying value

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of goodwill exceeds the implied fair value of the Company. The Company did not recognize any impairment of goodwill during each of the years ended December 31, 2022, 2021 and 2020.

Foreign Currencies

Where the functional currency of the Company’s foreign subsidiaries is the U.S. dollar, monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of remeasurements of transactions denominated in foreign currencies and are included in other non-operating (income) expense, net in the consolidated statements of operations.

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

Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive loss until realized.

See Note 6 for additional disclosures regarding fair value measurements.

Private Company Investment

The Company accounts for one private company investment, without readily determinable fair value, under the cost method. This investment, for which the Company is not able to exercise significant influence over the investee, is measured and accounted for using an alternative measurement basis of a) the security’s carrying value at cost, b) less any impairment and c) plus or minus any qualifying observable price changes. Observable price changes or impairments recognized on the Company’s private company investment would be classified as a Level 3 financial instrument within the fair value hierarchy based on the nature of the fair value inputs. Any adjustments to the carrying value are recognized in other non-operating (income) expense, net in the consolidated statements of operations. As of December 31, 2021, the carrying value of the Company's private company investment at cost was $3.6 million and was classified as other asset on the consolidated balance sheet as this investment did not have a stated contractual maturity date. There were no impairments or observable price changes during the year ended December 31, 2021.

In December 2022, the Company sold its private company investment for a cash consideration of $6.8 million which was subsequently received in January 2023. As such, the Company included the expected proceeds from the sale as a receivable in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2022, and recorded a gain on the sale within other non-operating (income) expense in the consolidated statement of operations for the year ended December 31, 2022. As of December 31, 2022, the Company had no private company investments.

Impairment of Investments

The Company periodically reviews its investments for impairment. If the Company concludes that if any of these investments are impaired, the Company determines whether such impairment is other-than-temporary. Factors considered to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period and the Company’s intent to sell. For debt securities, the Company also considers whether (1) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and (2) the amortized cost basis cannot be recovered as a result of credit losses. If the investment is considered to be other-than-temporarily impaired, the Company will record the investment at

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair value by recognizing an impairment within other non-operating (income) expense in the consolidated statements of operations and establishing a new carrying value for the investment.

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

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Liability for Sabbatical Leave

The Company provides an employee sabbatical leave program accounted for in accordance with ASC 710, Compensated Absences. As of December 31, 2022, the accrued balance was $5.9 million ($2.9 million included in accrued compensation and $3.0 million in other non-current liabilities). As of December 31, 2021, the accrued balance was $6.5 million ($3.1 million included in accrued compensation and $3.4 million in other non-current liabilities).

Advertising and Promotion Costs

Expenses related to advertising, marketing and promotion of the Company’s product offerings are expensed as incurred. These costs mainly consist of search engine marketing related costs. The Company incurred $70.5 million, $68.5 million and $44.6 million during the years ended December 31, 2022, 2021 and 2020, respectively, which are included in sales and marketing expenses in the consolidated statements of operations.

Other Non-Operating (Income) Expense

Other non-operating (income) expense, net consists primarily of interest income, net foreign currency exchange (gains) losses, gain on sale of private company investments, net realized gains and losses related to investments, and other. The components of other non-operating (income) expense recognized in the consolidated financial statements is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Interest Income	$(3,263)	$(556)	$(780)
Foreign currency (gains) losses, net	2,045	1,077	225
Gain on sale of private company investments	(3,202)	—	(1,001)
Other (income) expense, net	(93)	413	120
Other non-operating (income) expense, net	$(4,513)	$934	$(1,436)

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

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting Pronouncements Not Yet Adopted

Reference Rate Reform: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. In December 2022, the FASB extended the effective date through December 31, 2024. The Company’s 2018 Credit Facility has clauses to facilitate the use of a successor rate index agreed to by lenders. As such, the Company does not expect this update will have a material impact on its consolidated financial statements and related disclosures.
3. Revenue and Deferred Revenue

Disaggregated revenue

Revenue by sales channel was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Self-serve revenue	$299,592	$301,097	$267,703
Sales-assisted revenue	181,325	142,689	107,907
Revenue	$480,917	$443,786	$375,610

Self-serve revenues are generated from products purchased independently through our website.

Sales-assisted revenues are generated from products sold to organizations through our sales team.

In addition, see Note 4 for information regarding the Company’s revenue by geographic area.

Deferred revenue

The Company recognized into revenue $197.0 million, $167.1 million and $137.6 million during the years ended December 31, 2022, 2021 and 2020, respectively, that was included in the deferred revenue balances at the beginning of each respective period.

Transaction price allocated to the remaining performance obligations

As of December 31, 2022, future estimated revenue related to non-cancelable performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period was $238.8 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Geographical Information

Revenue by geography is generally based on the billing address of the customer. For purposes of its geographic revenue disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. The following table sets forth the percentage of revenue by geographic area:

	Year Ended December 31,
	2022	2021	2020
United States	65%	64%	65%
Rest of world	35%	36%	35%

No other country outside of the United States comprised 10% or greater of the Company’s revenue for each of the years ended December 31, 2022, 2021 and 2020.

As of December 31, 2022 and 2021, the following table summarizes the percentage of the Company’s long-lived assets by geographic area:

	Operating lease ROU assets		Acquisition intangibles, net		Property and equipment, net
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
United States	94%	94%	64%	56%	9%	57%
Canada	4%	2%	—	*	81%	38%
Ireland	2%	2%	36%	28%	2%	1%
Netherlands	*	2%	—	15%	8%	4%
Rest of world	—	*	—	1%	—	*

* less than 1%

5. Cash and Cash Equivalents

As of December 31, 2022 and 2021, the following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of such amounts shown in the consolidated statements of cash flows:

(in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$202,816	$305,525
Restricted cash included in prepaid expenses and other current assets	442	271
Restricted cash included in other assets	—	325
Total cash, cash equivalents and restricted cash	$203,258	$306,121

Included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions of $1.1 million and $1.1 million as of December 31, 2022 and 2021, respectively.

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

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments, which generally include cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the fair value of the Company’s debt was approximately $180.1 million and $211.8 million as of December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, respectively, the Company did not have any significant financial instruments accounted for pursuant to ASC 820, Fair Value Measurement.

7. Property and Equipment

As of December 31, 2022 and 2021, property and equipment consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Computer equipment	$7,492	$8,017
Leasehold improvements	45,710	54,500
Furniture, fixtures, and other assets	7,565	10,577
Gross property and equipment	60,767	73,094
Less: Accumulated depreciation	(59,761)	(67,652)
Property and equipment, net	$1,006	$5,442

Depreciation expense was $3.6 million, $13.2 million and $16.2 million, during the years ended December 31, 2022, 2021 and 2020, respectively.

In May 2022, in connection with the March 2022 Restructuring Plan, the Company executed a partial termination to reduce the leased space for its San Mateo, CA headquarters. As a result, the Company impaired certain leasehold improvements associated with the vacated space, which is included in restructuring in the consolidated statement of operations for the year ended December 31, 2022. See Note 15 for additional information.

8. Acquisitions, Intangible Assets and Goodwill

Acquisition intangible assets, net

As of December 31, 2022 and 2021, intangible assets, net consisted of the following:

	December 31, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,100	$(4,944)	$5,156	$20,426	$(12,927)	$7,499
Trade name	900	(900)	—	2,125	(1,094)	1,031
Developed technology	—	—	—	17,074	(14,831)	2,243
Acquisition intangible assets, net	$11,000	$(5,844)	$5,156	$39,625	$(28,852)	$10,773

Amortization expense was $5.6 million, $10.1 million and $12.6 million during the years ended December 31, 2022, 2021 and 2020, respectively.

The decrease in gross acquisition intangible assets is due to the removal of $26.8 million of fully amortized acquisition intangible assets during the fourth quarter of 2022.

In connection with the March 2022 Restructuring Plan, the Company simplified its brand positioning. As a result, the Company concluded that the acquired trade name from a prior acquisition had no future economic benefit beyond

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that date and has accelerated the amortization of the related intangible, which is included in restructuring in the consolidated statement of operations. See Note 15 for additional information.

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of December 31, 2020	$468,764
Foreign currency translation	(5,028)
Balance as of December 31, 2021	$463,736
Foreign currency translation	(3,919)
Balance as of December 31, 2022	$459,817

Capitalized internal-use software

As of December 31, 2022 and 2021, capitalized internal-use software consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Gross capitalized internal-use software	$62,249	$51,395
Less: Accumulated amortization	(32,654)	(23,237)
Capitalized internal-use software, net	$29,595	$28,158

Amortization expense related to capitalized internal-use software was $9.4 million, $11.9 million and $14.2 million during the years ended December 31, 2022, 2021 and 2020, respectively, and is included in cost of revenue in the consolidated statements of operations.

Future amortization expense

As of December 31, 2022, future amortization expense by year is expected to be as follows:

(in thousands)	Capitalized internal-use software, net	Acquisition intangible assets, net
2023	$4,735	$1,483
2024	2,203	1,483
2025	697	1,390
2026	—	800
Total amortization expense	$7,635	$5,156

Future capitalized internal-use software amortization excludes $22.0 million of costs which are currently in the development phase.

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stockholders’ Equity and Employee Benefit Plans

Common stock and preferred stock

Pursuant to the Company’s Fifth Amended and Restated Certificate of Incorporation, as amended, the Company stockholders authorized the issuance of up to 900,000,000 shares, consisting of 800,000,000 shares of common stock at par value of $0.00001 per share and 100,000,000 shares of preferred stock at par value $0.00001 per share.

Common Stock Repurchases

On February 26, 2022, the Company's board of directors authorized a share repurchase program to repurchase up to $200.0 million of the Company’s common stock in the open market or in privately negotiated transactions (through 10b5-1 trading plans or otherwise). The share repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended at any time at the Company’s discretion, and the share repurchase program does not have an expiration date. The actual timing, number and value of shares repurchased is determined by management at its discretion and depends on a number of factors, including the market price of the Company’s stock, general business and market conditions, and other investment opportunities.

During the year ended December 31, 2022, the Company repurchased approximately 6.6 million shares of common stock for approximately $83.5 million. As of December 31, 2022, the Company’s remaining share repurchase authorization was approximately $116.5 million.

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

As of December 31, 2022, 18,575,514 shares of common stock remain available for grant under the 2018 Plan.

The following is a summary of restricted stock units for the year ended December 31, 2022:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2021	5,996,059	$21.33	1.1
Granted	8,646,868	$13.56
Vested	(4,002,985)	$18.91
Forfeited/cancelled	(2,616,769)	$18.54
Unvested at December 31, 2022	8,023,173	$15.07	1.2

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock options for the year ended December 31, 2022:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2021	14,527,520	$17.11	$61,227	6.3
Granted	940,000	$7.14
Exercised	(206,132)	$13.71
Forfeited	(868,071)	$19.57
Expired	(1,259,871)	$17.64
Outstanding, vested and expected to vest at December 31, 2022	13,133,446	$16.24	$—	4.2
Vested and exercisable at December 31, 2022	10,921,225	$16.50	$—	3.9

The following is a summary of restricted stock awards for the year ended December 31, 2022:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2021	241,765	$24.17	2.0
Granted	1,392,871	$16.72
Vested	(340,235)	$18.40
Forfeited/cancelled	(404,182)	$18.22
Unvested at December 31, 2022	890,219	$17.43	1.9

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

The grant-date fair value of the award is $3.4 million, which will be recognized using the accelerated attribution method over the performance period. The grant-date fair value was determined using the Monte Carlo valuation method, which incorporates various assumptions including expected stock price volatility, contractual term, dividend yield, and stock price at grant date. During the year ended December 31, 2022, the Company recognized

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$1.7 million of stock-based compensation expense related to this award, which is included in general and administrative expense in the consolidated statement of operations.

Fair Value of Stock Options

The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of time-based stock options granted using the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected life (in years)	2.0	5.8	5.8
Risk-free interest rate	3.4%	0.8%	1.2%
Volatility	53%	52%	49%
Dividend yield	—%	—%	—%
Fair value of common stock	$7.14	$21.51	$21.46

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

Under the reset provision, if the closing stock price on the purchase date falls below the closing stock price on the offering date of an ongoing offering period, the ongoing offering terminates immediately following the purchase of ESPP shares on the purchase date and participants in the terminated offering are automatically enrolled in the new offering period (“ESPP reset”), resulting in a modification charge to be recognized over the new offering period. During the year ended December 31, 2022, there were ESPP resets that resulted in a total modification charge of $12.2 million, which is being recognized over the new offering period ending in November 2024.

During the year ended December 31, 2022, the Company’s employees purchased 711,771 shares of its common stock under the ESPP with a weighted average purchase price of $7.85 per share and aggregate proceeds to the Company of $5.6 million. During the year ended December 31, 2021, the Company’s employees purchased 469,721 shares of its common stock under the ESPP with a weighted average purchase price of $15.87 per share and aggregate proceeds to the Company of $7.5 million.

As of December 31, 2022, 5,984,411 shares of common stock remain available for grant under the ESPP.

The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of ESPP purchase rights granted using the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected life (in years)	1.3	1.3	1.3
Risk-free interest rate	3.0%	0.1%	0.1%
Volatility	55%	53%	56%
Dividend yield	—%	—%	—%
Fair value of common stock	$10.52	$19.12	$20.42

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the consolidated financial statements is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cost of revenue	$6,164	$5,862	$4,450
Research and development	34,711	40,821	30,693
Sales and marketing	22,860	23,585	19,707
General and administrative	32,196	28,296	24,317
Restructuring	2,761	—	—
Stock-based compensation expense, net of amounts capitalized	98,692	98,564	79,167
Capitalized stock-based compensation expense	2,395	2,213	2,243
Stock-based compensation expense	$101,087	$100,777	$81,410

During the first quarter of 2022, the Company modified the terms of approximately 1.2 million stock options and 0.1 million restricted stock units and awards in connection with the March 2022 Restructuring Plan (see Note 15 for additional discussion). The modification resulted in additional stock-based compensation expense of $2.8 million which was fully recognized at the modification date as restructuring costs in the consolidated statement of operations for the year ended December 31, 2022.

As of December 31, 2022, unamortized stock-based compensation was as follows:

	Unrecognized stock-based compensation (in thousands)	Weighted average recognition period (in years)
Restricted stock units	$110,623	2.1
Stock options	8,485	1.2
Restricted stock awards	9,901	2.1
ESPP	14,057	1.9
Total unrecognized stock-based compensation	$143,066

401(k) Plan

In the United States, the Company offers its employees a defined contribution plan that qualifies as a deferred salary arrangement under Section 401 of the U.S. Internal Revenue Code (“401(k) Plan”). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowed by the Internal Revenue Service. The Company currently provides a matching contribution of 25% of deferrals for eligible employees. Compensation expense for the Company's matching contributions was $5.1 million, $4.9 million and $4.2 million during the years ended December 31, 2022, 2021 and 2020, respectively.

10. Leases

The Company leases certain equipment and facilities under operating leases which expire at various dates through 2028. The Company’s operating lease costs were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Operating lease cost (gross lease expense)	$10,721	$13,141	$13,377
Variable lease costs	4,487	4,737	5,636
Sublease income (including reimbursed expenses)	2,277	4,817	5,303

During the years ended December 31, 2022, 2021 and 2020, the Company’s short-term lease costs were nominal.

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The weighted average remaining operating lease term was 5.7 years and 6.7 years as of December 31, 2022 and 2021, respectively.

The weighted average discount rate used to estimate operating lease liabilities was 7.1% and 7.5% as of December 31, 2022 and 2021, respectively.

In May 2022, in connection with the March 2022 Restructuring Plan, the Company executed a partial termination to reduce the leased space for its San Mateo, CA headquarters. The amendment resulted in the reduction in total future undiscounted fixed minimum lease cost payments and associated right-of-use assets. See Note 15 for additional information.

As of December 31, 2022, maturities of operating lease liabilities and sublease income, by year, are as follows:

(in thousands)	Operating Lease Payments	Sublease Income
2023	$11,143	$(1,781)
2024	9,599	(372)
2025	9,243	—
2026	9,515	—
2027	9,787	—
Thereafter	9,363	—
Gross lease payments (income)	$58,650	$(2,153)
Less: Imputed interest	10,603
Less: Tenant improvement receivables	417
Total operating lease liabilities	$47,630

11. Commitments and Contingencies

Non-Cancellable Purchase Commitments

The Company enters into commitments under non-cancellable purchase orders for the procurement of goods and services in the ordinary course of business. As of December 31, 2022, expected payments under such commitments are as follows (in thousands):

2023	$18,748
2024	7,289
2025	1,521
2026	49
2027	3
Total purchase commitments	$27,610

Letters of Credit

The Company has a standby letter of credit for $1.0 million which is issued in connection with the San Mateo headquarters.

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

12. Debt

As of December 31, 2022 and 2021, the carrying values of debt were as follows:

			December 31, 2022		December 31, 2021
	Issuance date	Maturity date	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
2018 Refinancing Facility Agreement	October 2018	October 2025	$185,650	3.9% - 8.1%	$212,850	3.8% - 3.9%
Less: Unamortized issuance discount and issuance costs, net			834		1,134
Less: Debt, current			1,900		1,900
Debt, non-current			$182,916		$209,816

In October 2018, the Company entered into a Refinancing Facility Agreement (“2018 Credit Facility”), comprising a $220.0 million term loan (the “Term Loan”) and $75.0 million revolving credit facility. Loans under the 2018 Credit Facility accrue interest based upon, at the Company’s option, either at an alternate base interest rate (“ABR”) or a Eurocurrency rate, plus, in each case, an applicable margin. The applicable margin for the Term Loan is 2.75% in the case of a ABR loan and 3.75% in the case of a Eurocurrency loan, and the applicable margin for the revolving loan ranges from 0.75% to 1.50% in the case of a ABR loan and 1.75% to 2.50% in the case of a Eurocurrency loan, and is based on the Company’s leverage ratio. The Company will make quarterly principal payments of $550,000 on the Term Loan with any remaining principal amounts due on October 10, 2025. The principal amount on the revolving credit facility is due and all revolver commitments terminate on October 10, 2023.

On March 2, 2022, the Company repaid $25.0 million of principal under the Term Loan, which was in accordance with the prepayment terms of the 2018 Credit Facility.

The Company has $74.0 million of borrowing available under the line of credit portion of the 2018 Credit Facility.

The Company’s obligations under the 2018 Credit Facility are guaranteed by certain of its subsidiaries and secured by liens on substantially all of the assets of the Company and such subsidiaries. The 2018 Credit Facility contains financial, affirmative and negative covenants that, if violated, may require the Company to pay down the loans earlier than the stated maturity dates with higher interest rates. As of December 31, 2022, the Company was compliant with all of its debt covenant requirements in the 2018 Credit Facility. The Company believes that it will continue to comply with the terms of the loan agreements through the stated maturity dates. However, if the Company’s projections do not materialize, the Company may require additional equity or debt financing. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, future minimum payment obligations of principal amounts due by year under the 2018 Credit Facility were as follows (in thousands):

2023	$2,200
2024	2,200
2025	181,250
Total principal outstanding	$185,650

13. Income Taxes

Loss from operations before income taxes is categorized geographically as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
United States	$(86,035)	$(101,742)	$(46,409)
Foreign	(2,265)	(21,025)	(43,993)
Total loss from operations before income taxes	$(88,300)	$(122,767)	$(90,402)

The provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current income tax expense:
Federal	$—	$—	$—
State	343	119	28
Foreign	834	695	337
Total current income tax expense	1,177	814	365
Deferred income tax expense:
Federal	300	318	324
State	350	261	3
Foreign	(236)	(911)	487
Total deferred income tax expense (benefit)	414	(332)	814
Total provision for income taxes	$1,591	$482	$1,179

A reconciliation of the Company’s effective tax rate to the federal statutory rate is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Tax at federal statutory rate	$(18,543)	$(25,781)	$(18,984)
State income tax, net of federal tax benefit	(2,517)	(6,517)	(4,468)
Foreign tax rate differential	1,062	3,450	10,009
Stock-based compensation	11,870	1,305	(3,429)
Research and development credits	(2,002)	(3,752)	(3,066)
Other	1,111	387	492
Change in valuation allowance	10,610	31,390	20,625
Total provision for income taxes	$1,591	$482	$1,179

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022 and 2021, the tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating losses	$99,689	$96,340
Tax credits	44,370	43,696
Stock-based compensation	21,994	21,469
Accrued compensation and related expenses	1,829	3,690
Lease liabilities	12,468	19,780
Financing related	15,337	13,519
Intangible assets	74,962	75,059
Depreciation and amortization	6,773	4,766
Capitalized research and development expenses	10,649	—
Other	1,698	5,051
Total deferred tax assets:	289,769	283,370
Valuation allowance	(248,720)	(239,045)
Total deferred tax assets, net of valuation allowance:	41,049	44,325
Deferred tax liabilities:
Goodwill	(32,523)	(29,638)
Right-of-use assets	(11,312)	(17,060)
Total deferred tax liabilities:	(43,835)	(46,698)
Total net deferred tax liabilities:	$(2,786)	$(2,373)

As of December 31, 2022, the Company had federal and state net operating losses of $353.1 million and $215.7 million, respectively. Unutilized federal and state net operating loss carryforwards will continue to expire in 2023 and onwards.

As of December 31, 2022, the Company had federal research and development credits of $27.5 million which will begin to expire in 2034; state research and development credits of $23.6 million which will carryforward indefinitely; and foreign research and development credits of $2.1 million which will begin to expire in 2039.

Assessing the realizability of the Company’s deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company has evaluated the criteria for realization of deferred tax assets and, as a result, has determined that certain deferred tax assets are not realizable on a more likely than not basis. Accordingly, the Company recorded a valuation allowance of $248.7 million, $239.0 million, and $201.8 million as of December 31, 2022, 2021 and 2020, respectively. The $9.7 million increase in the 2022 valuation allowance was primarily attributable to an increase in deferred tax assets related to capitalized research and development cost. The $37.2 million increase in the 2021 valuation allowance and the $26.9 million increase in the 2020 valuation allowance were primarily attributable to an increase in deferred tax assets related to U.S. research and development credits and net operating losses carried forward.

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

The Company recorded cumulative unrecognized tax benefits pursuant to ASC 740-10 in the amount of $9.3 million, $9.9 million and $6.9 million during the years ended December 31, 2022, 2021 and 2020, respectively.

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued for interest and penalties were not significant as of December 31, 2022 and 2021, respectively or during years ended December 31, 2022, 2021 and 2020, respectively. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

The Tax Cuts and Jobs Act of 2017 made a significant change to Section 174 that went into effect for taxable years beginning after December 31, 2021, requiring companies to capitalize and amortize Section 174 expenses over a period of five years if conducted in the U.S. or 15 years if associated outside of the U.S. Although the implications apply to the Company, this provision is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Changes in balances during 2022 and 2021 and ending balances as of December 31, 2022 and 2021 in gross unrecognized tax benefits were as follows:

(in thousands)	December 31, 2022	December 31, 2021
Beginning balances	$9,902	$6,867
Increases related to tax positions taken during a prior year	—	387
Increases related to tax positions taken during the current year	737	2,648
Decreases related to tax positions taken during a prior year	(1,357)	—
Decreases related to tax settlements with taxing authorities	—	—
Ending balances	$9,282	$9,902

The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. None of the unrecognized tax benefits, if recognized, would affect the income tax provision.

The Company files income tax returns in the U.S. federal, state, and certain foreign jurisdictions. The Company’s U.S federal income tax return years 2015 through 2022 remain open to examination. The Company’s respective state and foreign income tax return years 2014 through 2022 remain open to examination. There are no income tax audits currently in progress.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Numerator:
Net loss	$(89,891)	$(123,249)	$(91,581)
Denominator:
Weighted-average shares outstanding - basic and diluted	148,476	147,045	139,887
Net loss per common share - basic and diluted:	$(0.61)	$(0.84)	$(0.65)

The Company was in a loss position for the periods presented. Accordingly, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Prior to application of the treasury stock method, share equivalents (comprising of restricted stock units, stock options, restricted stock awards, and shares issuable under the ESPP) excluded from the calculations of diluted net loss per share were 24.2 million, 21.4 million and 23.0 million during the years ended December 31, 2022, 2021 and 2020, respectively.

15. Restructuring Costs

March 2022 Restructuring Plan

In March 2022, the Company implemented the March 2022 Restructuring Plan to streamline its business, increase operating efficiency, and reduce costs over the long-term after the termination of its proposed merger with Zendesk. During the year ended December 31, 2022, the Company incurred costs of approximately $2.4 million associated with the March 2022 Restructuring Plan, which are primarily comprised of employee severance, stock-based compensation expense, the partial termination of its San Mateo, CA headquarters lease and related leasehold improvement impairment costs, and other contract termination costs related to the Company's decision to abandon its future office expansion plans. Additionally, the Company has streamlined its brand positioning and will focus on the SurveyMonkey and Momentive brands. As such, it has determined that its brand-related intangibles from a prior acquisition has no future economic benefit and has accelerated the amortization of such through the end of 2022, when the Company has discontinued those brand names.

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

Substantially all of the costs related to the March 2022 Restructuring Plan has been recognized as of December 31, 2022.

October 2022 Restructuring Plan

On October 10, 2022, the Company committed to a plan designed to improve operating margin and create efficiencies in its go-to-market motion and in other areas throughout the Company (the “October 2022 Restructuring Plan”). The October 2022 Restructuring Plan resulted in a reduction of the Company’s workforce by approximately 11%. The total estimated restructuring costs associated with the October 2022 Restructuring Plan was approximately

MOMENTIVE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$4.5 million, consisting of cash expenditures for employee severance, employee benefits, and related facilitation costs, and was substantially recognized during the fourth quarter of 2022.

The restructuring plans were subject to applicable laws and consultation processes as part of the Company's strategic plan to reduce costs and improve efficiencies. In connection with these actions, the Company incurred the following pre-tax costs for the year ended December 31, 2022 (in thousands):

Employee severance	$7,224
Gain on lease modification	(6,370)
Impairment of property and equipment	838
Stock-based compensation	2,761
Contract termination and other costs	1,660
Amortization of intangible assets	450
Total restructuring costs	$6,563

Restructuring costs included $0.7 million recorded in accrued compensation and accrued expenses and other current liabilities lines in the consolidated balance sheet as of December 31, 2022. The majority of the amounts accrued pertain to severance costs which will be paid through the first quarter of 2023.

16. Subsequent Events

On February 15, 2023, the Company committed to a plan designed to improve operating margin (the “February 2023 Restructuring Plan”). The February 2023 Restructuring Plan includes a reduction of the Company’s workforce by approximately 14%.

The Company estimates that it will incur approximately $7.0 million to $9.0 million in charges related to employee severance, employee benefits, and related facilitation costs in connection with the February 2023 Restructuring Plan. The Company expects that the majority of these costs will be incurred and paid in the first quarter of 2023.

Potential position eliminations in each country are subject to local law and consultation requirements, which may extend this process beyond the first quarter of 2023 in certain countries. The charges that the Company expects to incur are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual expenses may differ materially from the estimates disclosed above.

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

Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the 2013 framework. Based on our assessment under the 2013 framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its audit report, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended December 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, our ability to maintain an effective internal control environment has not been impacted by our shift to a hybrid work model brought about by the COVID-19 pandemic. We continue to monitor the design and operating effectiveness of our controls and, despite our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX
		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant, as amended.	8-K	001-38664	3.1	June 10, 2022
3.2	Fifth Amended and Restated Bylaws of the Registrant.	8-K	001-38664	3.2	June 10, 2022
4.1	Form of common stock certificate of the Registrant.	10-Q	001-38664	4.1	August 5, 2021
4.2	Description of Registrant’s Securities.	10-K	001-38664	4.2	February 27, 2020
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.	10-Q	001-38664	10.1	August 5, 2021
10.2*	Momentive Global Inc. 2018 Equity Incentive Plan and related form agreements.	10-Q	001-38664	10.2	August 5, 2021
10.3*	Momentive Global Inc. 2018 Employee Stock Purchase Plan (as amended on August 22, 2019) and related form agreements.	10-Q	001-38664	10.3	August 5, 2021
10.4*	Confirmatory Employment Letter between the Registrant and Alexander J. Lurie, dated as of September 10, 2018.	S-1/A	333-227099	10.9	September 13, 2018
10.5*	Confirmatory Employment Letter between the Registrant and Lora D. Blum, dated as of September 10, 2018.	S-1/A	333-227099	10.10	September 13, 2018
10.6*	Confirmatory Employment Letter between the Registrant and Rebecca Cantieri, dated as of September 10, 2018.	S-1/A	333-227099	10.11	September 13, 2018
10.7*	Confirmatory Employment Letter between the Registrant and Thomas E. Hale, dated as of September 10, 2018.	S-1/A	333-227099	10.11	September 13, 2018
10.8*	Transition Agreement and Release by and between Registrant and Thomas E. Hale, dated February 27, 2022.	10-Q	001-38664	10.3	May 5, 2022
10.9*	Consulting Agreement by and between Registrant and Thomas E. Hale, dated February 27, 2022.	10-Q	001-38664	10.4	May 5, 2022
10.10*	Confirmatory Employment Letter between the Registrant and John S. Schoenstein, dated as of September 10, 2018.	S-1/A	333-227099	10.11	September 13, 2018
10.11*	Offer Letter by and between the Registrant and Justin Coulombe, dated as of June 15, 2021.	8-K	001-38664	3.2	June 21, 2021
10.12*	Offer Letter by and between the Registrant and Clarence Ken Ewell, dated August 1, 2022.	10-Q	001-38664	10.1	November 3, 2022
10.13*	Offer Letter by and between the Registrant and Priyanka Carr, dated February 27, 2022.	10-Q	001-38664	10.2	May 5, 2022
10.14*	Offer Letter by and between the Registrant and Richard E. Sullivan Jr., dated November 18, 2022.
10.15*	Change in Control and Severance Agreement between the Registrant and Richard E. Sullivan Jr., effective as December 12, 2022.
10.16	Cooperation Agreement between Momentive Global Inc. and Legion Partners Asset Management, LLC	10-Q	001-38664	10.5	May 5, 2022

10.17*	Form of Change in Control and Severance Agreements between the Registrant and each of its officers.	10-Q	001-38664	10.1	May 5, 2022
10.18*	Momentive Global Inc. Outside Director Compensation Policy.	10-Q	001-38664	10.5	August 4, 2022
10.19*	Momentive Global Inc. Executive Incentive Compensation Plan.	10-Q	001-38664	10.6	August 5, 2021
10.20*	John S. Schoenstein Sales Compensation Plan.	10-Q	001-38664	10.1	August 7, 2020
10.21	First Amendment to Lease between Bay Meadows Station 4 Investors, LLC and Momentive Inc., dated as of May 12, 2022.	10-Q	001-38664	10.1	August 4, 2022
10.22	Refinancing Facility Agreement, dated as of October 10, 2018, by and among SurveyMonkey Inc., as borrower, SVMK Inc., as guarantor, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	001-38664	10.1	October 12, 2018
10.23	Second Amended and Restated Credit Agreement, dated as of October 10, 2018, by and among SurveyMonkey Inc., as borrower, SVMK Inc., as guarantor, the lenders party thereto and JPMorgan Chase Bank, N.A.	8-K	001-38664	10.2	October 12, 2018
21.1	List of subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in signature page).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Momentive Global Inc.

Date: February 16, 2023	By:	/s/ RICHARD E. SULLIVAN JR.
Richard E. Sullivan Jr.
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexander J. Lurie, Richard E. Sullivan Jr. and Lora D. Blum, jointly and each one of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to this Annual Report on Form 10-K (including any amendments), and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Alexander J. Lurie	Chief Executive Officer and Director	February 16, 2023
ALEXANDER J. LURIE	(Principal Executive Officer)

/s/ Richard E. Sullivan Jr.	Chief Financial Officer	February 16, 2023
RICHARD E. SULLIVAN JR.	(Principal Financial Officer)

/s/ Cherie Buntyn	Chief Accounting Officer and Controller	February 16, 2023
CHERIE BUNTYN	(Principal Accounting Officer)

/s/ David A. Ebersman	Chair of the Board of Directors	February 16, 2023
DAVID A. EBERSMAN

/s/ Lauren Antonoff	Director	February 16, 2023
LAUREN ANTONOFF

/s/ Susan L. Decker	Director	February 16, 2023
SUSAN L. DECKER

/s/ Dana L. Evan	Director	February 16, 2023
DANA L. EVAN

/s/ Ryan Finley	Director	February 16, 2023
RYAN FINLEY

/s/ Sagar Gupta	Director	February 16, 2023
SAGAR GUPTA

/s/ Erika H. James	Director	February 16, 2023
ERIKA H. JAMES

/s/ Sheryl K. Sandberg	Director	February 16, 2023
SHERYL K. SANDBERG

/s/ Benjamin C. Spero	Director	February 16, 2023
BENJAMIN C. SPERO