Form 10-K/A
period 2022-12-31
MOMENTIVE GLOBAL INC.
filed 2023-04-14
CIK 1739936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 7, 2023, there were 150,689,947 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Momentive Global Inc.
Amendment No. 1 to Annual Report on Form 10-K/A
For the year ended December 31, 2022

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A is filed with respect to Momentive Global Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2023. This Amendment updates the Form 10-K, which omitted Part III (Items 10, 11, 12, 13 and 14) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.

Accordingly, this Amendment is being filed solely to (i) amend Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K to include the information required by such Items, (ii) delete the reference on the cover of the Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Form 10-K, and (iii) file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). No financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K; accordingly, paragraphs 3, 4 and 5 of the certifications have been omitted.

We expect the proposed acquisition of Momentive Global by entities affiliated with STG Partners, LLC (the “Proposed Acquisition”) to close in the second or third quarter of 2023 and, as such, the Board of Directors of Momentive has decided not to hold the 2023 Annual Meeting at this time. In the event we decide to hold the 2023 Annual Meeting, we will issue a press release, with sufficient notice to stockholders, announcing: (i) the date, time and location of the planned 2023 Annual Meeting and (ii) the new deadline for receipt of stockholder proposals to be submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in our proxy materials for the planned 2023 Annual Meeting.

This Amendment makes no changes to the Form 10-K except for those to Part III and the filing of related certifications. This Amendment does not amend, update, or change the financial statements or any other items or disclosures contained in the Form 10-K and does not otherwise reflect events occurring after the original date of the Form 10-K; accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

Unless indicated otherwise, throughout this Amendment, references to “we,” “us,” “our,” “the Company,” or “Momentive” mean Momentive Global Inc. and its subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Composition of the Board of Directors

Our business is managed under the direction of our board of directors, which is currently comprised of ten members. Nine of our ten directors are independent within the meaning of the independent director requirements of the Nasdaq Stock Market LLC (“Nasdaq”). Our board of directors is currently divided into three classes, but undergoing a phased declassification in accordance with an amendment to our amended and restated Certificate of Incorporation approved by our Board and stockholders in fiscal year 2022 (the “Declassification Amendment”).  Under the terms of the Declassification Amendment, beginning at the 2022 Annual Meeting of Stockholders, each class of directors will stand for election to one-year terms after the expiration of their respective current terms with the result that the entire Board will be elected on an annual basis at the 2024 Annual Meeting of Stockholders and at each annual meeting thereafter.

The following table sets forth the names, ages as of March 31, 2023 and certain other information for each member of our board of directors.  Serena Williams resigned as a member of our board of directors effective July 29, 2022.
Name	Class	Age	Position	Director Since	Current Term Expires
Alexander J. “Zander” Lurie	I	49	Chief Executive Officer & Director	2009	2023
Lauren Antonoff(2)	II	52	Director	2022	2023
Dana L. Evan(1)	I	63	Director	2012	2023
Ryan Finley(3)	II	46	Director	1999	2023
Sagar Gupta(4)	I	35	Director	2022	2023
Benjamin C. Spero(1)(2)	II	47	Director	2009	2023
Susan L. Decker(1)(4)	III	60	Director	2017	2024
David A. Ebersman(3)(4)	III	53	Chair of the Board	2015	2024
Erika H. James(3)	III	53	Director	2018	2024
Sheryl K. Sandberg(2)	III	53	Director	2015	2024

(1)	Member of our audit committee.
(2)	Member of our compensation committee.
(3)	Member of our nominating and corporate governance committee.
(4)	Member of our strategic committee.

Alexander J. “Zander” Lurie. Mr. Lurie has served as our Chief Executive Officer since January 2016, and he has served as a member of our board of directors since December 2009, including as Chair of our board of directors from July 2015 to January 2016. Mr. Lurie also has served as our interim Chief Financial Officer: most recently from September 2022 to December 2022, following the departure of Justin Coulombe, our former Chief Financial Officer; previously from March 2021 through June 2021, following the departure of Deborah L. Clifford, our former Chief Financial Officer; and prior to that, from April 2019 through July 2019, following the retirement of Timothy J. Maly, our former Chief Financial Officer and Chief Operating Officer. Prior to joining Momentive, Mr. Lurie served as Senior Vice President of Entertainment at GoPro, a consumer company focused on building cameras, software and accessories, from November 2014 until January 2016. From February 2013 to January 2014, Mr. Lurie served as Executive Vice President for Guggenheim Digital Media, an internet media company. From April 2010 to August 2012, Mr. Lurie served as Senior Vice President, Strategic Development at CBS, a mass media corporation. From February 2008 to April 2010, Mr. Lurie served as Chief Financial Officer and Head of Business Development for CBS Interactive, a division of CBS. Mr. Lurie came to CBS Interactive via its acquisition of CNET Networks, a media website focused on technology and consumer electronics, where he served as head of Corporate Development from February 2006 to February 2008, and just prior to the acquisition he also served as Chief Financial Officer. Mr. Lurie began his career in the investment banking group at J.P. Morgan where he led equity transactions and mergers and acquisitions in the internet sector. Mr. Lurie has served on the board of directors of GoPro since February 2016. Mr. Lurie holds a J.D. and M.B.A. from Emory University and a B.A. in political science from the University of Washington.

Mr. Lurie was selected to serve on our board of directors because of the perspective and experience he brings as our Chief Executive Officer and his extensive background as an executive of companies in the technology industry.

Lauren Antonoff. Ms. Antonoff served as President, Independents at GoDaddy, Inc. (“GoDaddy”) an internet domain registrar and web hosting company, from November 2019 to January 2022. Prior to this role, she served as Senior Vice President & General Manager, Presence and Commerce at GoDaddy from March 2015 to November 2019. From November 1996 to February 2015, Ms. Antonoff served in various program manager roles at Microsoft Corporation, a computer software company. Ms. Antonoff holds a B.A. in Rhetoric and a B.A. in Political Science from the University of California, Berkeley.

Ms. Antonoff was selected to serve on our board of directors because of her perspective and leadership experience with technology companies.

Dana L. Evan. Ms. Evan has served as a member of our board of directors since March 2012. From 2013 to July 2020, Ms. Evan served as a Venture Partner at Icon Ventures, a venture capital firm, and since July 2007, has invested in and served on the boards of directors of companies in the internet, technology and media sectors. From May 1996 until July 2007, Ms. Evan served as Chief Financial Officer of VeriSign, a provider of intelligent infrastructure services. Ms. Evan currently serves on the board of directors of Box, a cloud content management company, and Farfetch Limited, a fashion industry technology platform provider and marketplace. In April 2019, Ms. Evan was selected as Director of the Year by the National Association of Corporate Directors (NACD). Ms. Evan holds a B.S. in commerce from Santa Clara University and is a certified public accountant (inactive).

Ms. Evan was selected to serve on our board of directors because of her experience in operations, strategy, accounting and financial management and investor relations at both publicly and privately-held technology companies.

Ryan Finley. Mr. Finley started SurveyMonkey in 1999 and has served as a member of our board of directors since our founding. Mr. Finley also currently serves on the Board of Trustees of the Portland Art Museum. Mr. Finley studied computer science at the University of Wisconsin-Madison.

Mr. Finley was selected to serve on our board of directors because of his perspective and experience as our founder.

Sagar Gupta. Mr. Gupta has served as a member of our board of directors since March 2022. Mr. Gupta has served as a Senior Analyst and Head of Technology, Media and Telecommunications (“TMT”) Investing at Legion Partners, a value-oriented activist investment manager, since January 2018. Previously, from March 2015 to March 2018, Mr. Gupta was a member of the founding team at Finchwood Capital, a concentrated, long/short TMT equity hedge fund. Prior to Finchwood, from March 2014 to February 2015, he was at Balyasny Asset Management, a multi-strategy hedge fund, where he focused on TMT long/short equity investing and from July 2012 to March 2014 was at KKR & Co. Inc. as a member of the special situations and private debt investment teams. Mr. Gupta began his career as an investment banker with UBS. He holds a B.S. in business administration from the Haas School of Business at the University of California, Berkeley.

Mr. Gupta was selected to serve on our board of directors because of his experience in the financial services industry.

Benjamin C. Spero. Mr. Spero has served as a member of our board of directors since April 2009. Mr. Spero has served as a Managing Director at Spectrum Equity, a growth stage private equity firm, since January 2001. Mr. Spero currently serves on the boards of directors of numerous privately-held companies, and he previously served on the board of GrubHub, an online food ordering company, and Ancestry.com, a genealogy company. Mr. Spero holds a B.A. in economics and history from Duke University.

Mr. Spero was selected to serve on our board of directors because of his experience in the venture capital industry and as a director of both publicly and privately held technology companies.

Susan L. Decker. Ms. Decker has served as a member of our board of directors since November 2017. In February 2018, Ms. Decker founded Raftr, a communications and event platform for university campuses, and she also serves as its Chief Executive Officer. Ms. Decker has served on various boards of directors of several public and private companies since 2009. Currently, those include Berkshire Hathaway, a conglomerate holding company, Vail Resorts, a ski resorts operator, Costco, an operator of warehouse clubs, Vox Media, a digital media company, Automattic, a private web development company, and Chime Financial, a financial technology company.  Ms. Decker also serves as a trustee of the University of Denver. From June 2000 to April 2009, Ms. Decker served in various executive management positions at Yahoo, a web services provider, including President from June 2007 to April 2009, Executive Vice President, Advertiser and Publisher Group from December 2006 to June 2007 and Chief Financial Officer from June 2000 to June 2007. Prior to Yahoo, she served as Director of Global Research at Donaldson, Lufkin & Jenrette, an investment bank. Ms. Decker is a Chartered Financial Analyst and served on the Financial Accounting Standards Advisory Council. Ms. Decker holds a B.S. from Tufts University, with a double major in computer science and economics, and an M.B.A. from Harvard Business School.

Ms. Decker was selected to serve on our board of directors because of her executive experience at a public technology company and her financial expertise as a former equity securities analysist and her service on the boards of directors of numerous public companies.

David A. Ebersman. Mr. Ebersman has served as a member of our board of directors since June 2015. Since January 2015, Mr. Ebersman has served as co-founder and Chief Executive Officer of Lyra Health, a behavioral health care technology company. From September 2009 to June 2014, Mr. Ebersman served as Chief Financial Officer of Facebook, an online social networking company. Prior to Facebook, Mr. Ebersman served in various positions at Genentech, a biotechnology company, most recently as Chief Financial Officer and Executive Vice President from March 2005 to April 2009. Mr. Ebersman also served as a member of the board of directors of Castlight Health, a health technology company, from 2012 to 2022. Mr. Ebersman holds an A.B. in international relations and economics from Brown University and was selected for a Henry Crown Fellowship in 2000.

Mr. Ebersman was selected to serve on our board of directors because of his perspective and leadership experience with technology companies.

Erika H. James. Ms. James has served as a member of our board of directors since August 2018. Ms. James joined the board of directors of Morgan Stanley in January 2022 and has served as the Dean of the Wharton School at the University of Pennsylvania since July 2020. Ms. James also serves on the board of directors of the Philadelphia Orchestra and Kimmel Center Inc. From July 2014 to May 2020, Ms. James served as Dean of Emory University’s Goizueta Business School. From January 2012 to July 2014, Ms. James served as Senior Associate Dean for Executive Education at Darden School of Business, University of Virginia and was the President of the Institute for Crisis Management, a consulting and research organization for crisis preparedness and response, from November 2012 to June 2014. Ms. James holds a B.A. in psychology from Pomona College and a Ph.D. in organizational psychology from the University of Michigan.

Ms. James was selected to serve on our board of directors because of her extensive leadership experience in higher education.

Sheryl K. Sandberg. Ms. Sandberg has served as a member of our board of directors since July 2015. Ms. Sandberg served as Chief Operating Officer of Meta Platforms, Inc. (formerly known as Facebook, Inc.) from March 2008 to September 2022. Ms. Sandberg has served as a member of Meta’s board of directors since June 2012, and previously served as a member of the boards of directors of The Walt Disney Company from March 2010 to March 2018 and Starbucks from March 2009 to March 2012. From November 2001 to March 2008, Ms. Sandberg served in various positions at Google, most recently as Vice President of Global Online Sales & Operations. Ms. Sandberg is also a former Chief of Staff of the U.S. Treasury Department and previously served as a consultant with McKinsey & Company, a management consulting company, and as an economist with The World Bank. Ms. Sandberg holds an A.B. in economics from Harvard University and an M.B.A. from Harvard Business School.

Ms. Sandberg was selected to serve on our board of directors because of her extensive senior management experience at public internet and technology companies.

Director Independence

Our common stock is listed on the Nasdaq Global Select Stock Market. Under the listing standards of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within a specified period after the completion of its initial public offering. In addition, the listing standards of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Audit committee members and compensation committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under the Exchange Act. Under the listing standards of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered independent for purposes of Rule 10A-3 and under the listing standards of Nasdaq, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, board of directors, or any other board committee, (i) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries, or (ii) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 and under the listing standards of Nasdaq, the board of directors must affirmatively determine that the member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the Company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to, (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the Company to such director, and (ii) whether such director is affiliated with the Company, a subsidiary of the Company or an affiliate of a subsidiary of the Company.

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Mses. Antonoff, Decker, Evan, James, and Sandberg and Messrs. Ebersman, Finley, Gupta, and Spero do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards of Nasdaq. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in Part III, Item 13 “Certain Relationships and Related Party Transactions.” In addition, our board of directors has determined that all members of our audit, compensation, and nominating and corporate governance committees are independent.

There are no family relationships among any of our directors or executive officers.

Board Leadership Structure

Mr. Ebersman currently serves as the Chair of our board of directors. The general policy outlined in our Corporate Governance Guidelines is that the Chair of the board of directors and the Chief Executive Officer (“CEO”) positions may, but need not be, served by the same person. Currently, the Chair of our board of directors and the CEO positions are served by separate individuals. Our board of directors believes that the current board leadership structure provides effective independent oversight of management while allowing our board of directors and management to benefit from Mr. Ebersman’s years of experience in leadership and executive roles in the technology industry.

Board and Stockholder Meetings and Committees

During the fiscal year ended December 31, 2022, our board of directors held 7 meetings (including regularly scheduled and special meetings) and acted by unanimous written consent from time to time. In order to encourage and enhance communication among independent directors, our independent directors meet in executive session without management directors or company management at least twice per year, as provided in our corporate governance guidelines. Each director, with the exception of Ms. James, attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she served as a director, and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served. Ms. James attended less than 75% of the total number of meetings of our board of directors held during the last fiscal year.

Although we do not have a formal policy regarding attendance by members of our board of directors at annual meetings of stockholders, we encourage, but do not require, our directors to attend. At our 2022 annual meeting of stockholders, held on June 7, 2022, four of our directors attended.

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, which are standing committees of the board of directors. Additionally, in connection with the exploration and evaluation of strategic alternatives available to the Company, our board of directors established a strategic committee in August 2021. The current membership of our committees and the number of meetings held by each committee in fiscal year 2022 is set forth below. Each of our standing committees operates under a written charter that complies with the applicable requirements of the Nasdaq listing standards and the applicable rules and regulations of the SEC. Each of the charters is posted on the “Governance” section of our investor relations website at investor.momentive.ai/governance/governance-documents.

Name of Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Strategic Committee
Lauren Antonoff(1)		Member
Susan L. Decker	Member			Chair
Ryan Finley(2)			Member
Sagar Gupta				Member
David A. Ebersman			Member	Member
Dana L. Evan	Chair
Erika H. James			Chair
Sheryl K. Sandberg		Member
Benjamin C. Spero	Member	Chair
Total Number of Meetings	4	5	3	15

(1)	Ms. Antonoff was appointed as a member of the compensation committee effective November 9, 2022, replacing Mr. Finley, who resigned therefrom on November 9, 2022.
(2)
Mr. Finley served as a member of the compensation committee until November 9, 2022, and was appointed as a member of the nominating and corporate governance committee effective November 9, 2022, replacing Ms. Decker, who resigned therefrom on November 9, 2022.

Audit Committee

Our audit committee is responsible for, among other things:

•	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•	helping to ensure the independence and overseeing performance of the independent registered public accounting firm;
•
reviewing and discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent registered public accounting firm, our interim and year-end operating results;

•	reviewing our financial statements and our critical accounting policies and estimates;
•	reviewing the adequacy and effectiveness of our internal controls;
•	developing and overseeing procedures for employees to submit concerns anonymously about questionable accounting, internal accounting controls or audit matters;
•	overseeing our policies on risk assessment and risk management;
•	overseeing compliance with our code of business conduct and ethics;
•	reviewing related party transactions; and
•	pre-approving all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Each of the members of our audit committee meets the requirements for independence under the listing standards of Nasdaq and the applicable rules and regulations of the SEC. Each member of our audit committee also meets the financial literacy and sophistication requirements of the listing standards of Nasdaq. In addition, our board of directors has determined that each of Mses. Decker and Evan and Mr. Spero is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933.

Compensation Committee

Our compensation committee is responsible for, among other things:

•	reviewing, approving and determining, or making recommendations to our board of directors regarding, the compensation of our executive officers;
•	administering our equity compensation plans;
•	reviewing and approving and making recommendations to our board of directors regarding incentive compensation and equity compensation plans;
•	establishing and reviewing general policies relating to compensation and benefits of our employees; and
•	making recommendations regarding non-employee director compensation to our full board of directors.

Each of the members of our compensation committee meets the requirements for independence under the listing standards of Nasdaq and the applicable rules and regulations of the SEC. Each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for, among other things:

•	identifying, evaluating and selecting, or making recommendations to our board of directors regarding, nominees for election to our board of directors and its committees;
•	evaluating the performance of our board of directors and of individual directors;
•	considering and making recommendations to our board of directors regarding the composition of our board of directors and its committees;
•	reviewing developments in corporate governance practices;
•	evaluating the adequacy of our corporate governance practices and reporting;
•	approving our committee charters;
•	overseeing compliance with our code of business conduct and ethics;
•	overseeing the Company’s strategy, policies and practices relating to environmental, social and governance matters;
•	contributing to succession planning;
•	reviewing actual and potential conflicts of interest of our directors and officers other than related party transactions reviewed by our audit committee; and
•	developing and making recommendations to our board of directors regarding corporate governance guidelines and matters.

Board of Directors Diversity Matrix

Our board of directors and nominating and corporate governance committee are committed to diversity of experience, gender, race and ethnicity, and seeks to ensure that there is diversity of thought among our directors. We believe that diversity of thought stems from many factors including professional experience, life experience, socio-economic background, gender, race, ethnicity, religion, skill set, and geographic representation. We believe that the backgrounds and qualifications of the directors, considered as a group, should provide a significant composite mix of experience, knowledge, abilities, and shareholder and community representation that will allow the board of directors to fulfill its responsibilities.

In August 2021, the SEC approved a Nasdaq Stock Market proposal to adopt new listing rules relating to board diversity and disclosure. As approved by the SEC, the new Nasdaq listing rules require all Nasdaq listed companies to disclose consistent, transparent diversity statistics regarding their boards of directors. The rules also require most Nasdaq listed companies to have, or explain why they do not have, at least two diverse directors, including one who self-identifies as female and one who self-identifies as either an under-represented minority or LGBTQ+. In this regard, five self-identify as female, and four self-identify as an under-represented minority. Accordingly, the Company is in compliance with Nasdaq’s diversity requirement. This new Nasdaq disclosure is also aligned with recent requirements by the State of California, where our headquarters is located, regarding board diversity. The Board Diversity Matrix below presents our board of directors’ diversity statistics in the format prescribed by the Nasdaq rules.
Board Diversity Matrix (As of March 31, 2023)
Total Number of Directors 10
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	5	4		1
Part II: Demographic Background
African American or Black	1
Alaskan Native or Native American
Asian		1
Hispanic or Latinx	1
Native Hawaiian or Pacific Islander
White	4	3
Two or More Races or Ethnicities	1
LGBTQ+
Did Not Disclose Demographic Background				1

Communications with the Board of Directors

Interested parties wishing to communicate with our non-management directors may do so by writing to the board of directors or to the particular member or members of our board of directors and mailing the correspondence to our Chief Legal Officer at Momentive Global Inc., One Curiosity Way, San Mateo, California 94403. Our Chief Legal Officer or Legal Department, in consultation with appropriate members of our board of directors, as necessary, will review all incoming communications and, if appropriate, all such communications will be forwarded to the appropriate member or members of our board of directors, or if none is specified, to the Chair of our board of directors.

Role of the Board in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process which risks include, among others, strategic, financial, business and operational, cybersecurity, legal and regulatory compliance, and reputational risks. Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through the board of directors as a whole, as well as through its standing committees that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure. Our audit committee is responsible for reviewing and discussing our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies with respect to risk assessment and risk management. In addition to oversight of the performance of our external audit function, our audit committee also monitors compliance with legal and regulatory requirements and reviews related party transactions. Our nominating and corporate governance committee monitors the effectiveness of our Corporate Governance Guidelines. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Executive Officers

The following table sets forth certain information about our executive officers and their respective ages as of March 31, 2023, except as set forth below. Officers are elected by the board of directors to hold office until their successors are elected and qualified. We had no other executive officers serving at the end of our fiscal year ended December 31, 2022.
Name	Age	Position
Zander Lurie	49	Chief Executive Officer & Director
Lora D. Blum	49	Chief Legal Officer and Secretary
Rebecca Cantieri	48	Chief People Officer
Priyanka Carr	37	Chief Operating Officer
Clarence “Ken” Ewell	57	Chief Customer Officer
Richard E. “Rich” Sullivan, Jr.	50	Chief Financial Officer

For the biography of Mr. Lurie, see Part III, Item 10 “Composition of the Board of Directors.”

Lora D. Blum. Ms. Blum has served as our Chief Legal Officer and Secretary since January 2017. Prior to joining us, Ms. Blum spent over six years at LinkedIn, a professional social media networking company, from June 2010 to January 2017 in various legal leadership roles, including most recently as Vice President, Legal-Corporate. Prior to LinkedIn, Ms. Blum was in private practice for over ten years, including serving as a Partner in capital markets at Jones Day and a Shareholder at Heller Ehrman. Ms. Blum holds a J.D. from UCLA and a B.A. in history from the University of California, Berkeley.

Rebecca Cantieri. Ms. Cantieri has served as our Chief People Officer since February 2018, and previously served as our Senior Vice President, Human Resources from January 2016 to January 2018 and our VP, Human Resources from September 2011 to January 2016. Prior to joining us, Ms. Cantieri spent over eleven years at Yahoo!, an internet services provider, in various human resources leadership roles, including as Senior Director, Human Resources and Director, Human Resources (Mergers & Acquisitions). Ms. Cantieri holds a B.A. in public administration from San Diego State University and an M.B.A. from San Francisco State University.

Priyanka Carr. Ms. Carr has served as our Chief Operating Officer since March 2022, and previously served as the general manager of our market research business. Ms. Carr joined Momentive in 2014, and previously led our strategy, corporate development, and partnerships function. Prior to joining us, Ms. Carr led teams at Bain & Company in its technology, media, telecommunication, and private equity practices. Ms. Carr holds a Ph.D. in psychological science from Stanford University and a B.A. in psychological science from Williams College.

Clarence “Ken” Ewell. Mr. Ewell joined the Company in December 2020 as its Chief Customer Officer. From May 2019 to December 2020, Mr. Ewell served as an independent management consultant providing services to startup and early-stage venture companies focused on technology and software ventures. Prior to that, he served as Vice President, Customer Success of Neustar, Inc., an information services and technology company, from January 2018 to May 2019, and Senior Vice President, Worldwide Professional Services at Aspect Software, a large enterprise contact center software development company, from September 2013 to December 2017. Mr. Ewell has an M.B.A. in Management and Strategy, Finance and Organizational Behavior from Northwestern University, Kellogg School of Management and a B.S. in Computer Science from Hampton University.

Richard E. “Rich” Sullivan, Jr. Mr. Sullivan joined the Company in December 2022 as its Chief Financial Officer.  From August 2021 to December 2022, he served as Chief Financial Officer of Acorns Grow Incorporated, one of the leading subscription businesses in consumer financial and technology services. Prior to that, Mr. Sullivan served as Vice President of Financial Planning and Analysis at Twitter from August 2019 to August 2021, and in Chief Financial Officer and Chief Operating Officer roles at STX Entertainment from September 2014 to June 2019. Prior to his time at STX Entertainment, Mr. Sullivan held various finance roles, including as Deputy Chief Financial Officer, at Dreamworks Animation from January 2005 to September 2014 as well as Vice President of Investor Relations for AT&T from 2002 to 2005. Mr. Sullivan holds an M.B.A. from Columbia Business School and a B.S. in Economics from Hamilton College.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, certain officers and beneficial owners of more than ten percent of our outstanding common stock to file initial reports of beneficial ownership on Form 3, and reports of subsequent changes in beneficial ownership on Forms 4 or 5, with the SEC. Based solely on our review of these forms, we believe that all directors, officers and beneficial owners subject to Section 16 complied with the filing requirements applicable to them for the fiscal year ended December 31, 2022, with two exceptions:

•
On October 12, 2022, Legion Partners Asset Management, LLC and certain of its affiliates (the “Legion Group”), which has determined that it may be deemed a director by deputization by virtue of its representation on our board of directors, filed a Form 3 to report Legion Group’s aggregate holdings as of March 1, 2022.

•	The Legion Group also filed a Form 4 on October 12, 2022, to report the Legion Group’s purchase of an aggregate 772,500 shares of our common stock on August 22, 2022.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

Our board of directors has adopted Corporate Governance Guidelines. These guidelines address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer, and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is posted on our investor relations webpage at investor.momentive.ai in the “Governance” section. We intend to post any amendments to our Code of Business Conduct and Ethics, and any waivers of our Code of Business Conduct and Ethics for directors and executive officers, on the same website.

Stockholder Recommendations for Nominations to the Board of Directors

There were no material changes to the procedures described in our proxy statement relating to the 2022 annual meeting of stockholders by which stockholders may recommend nominees to our board of directors.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis provides information regarding the 2022 compensation program for our principal executive officer, each of the individuals who served as our principal financial officer during the last completed fiscal year, the three executive officers (other than our principal executive officer and each of the individuals who served as our principal financial officer) at fiscal year-end who were our most highly compensated executive officers, and one former executive officer (our “Named Executive Officers”). For 2022, our Named Executive Officers were:

•	Alexander J. “Zander” Lurie, our Chief Executive Officer, interim Chief Financial Officer (from September 30, 2022 through December 12, 2022) and Director (our “CEO”);

•	Richard E. “Rich” Sullivan, Jr., our Chief Financial Officer;

•	Lora D. Blum, our Chief Legal Officer and Secretary;

•	Clarence “Ken” Ewell, our Chief Customer Officer;

•	Priyanka Carr, our Chief Operating Officer;

•	Justin Coulombe, our former Chief Financial Officer (until September 30, 2022); and

•	John S. Schoenstein, our former Chief Revenue Officer (until October 3, 2022).

This Compensation Discussion and Analysis describes the material elements of our executive compensation program during 2022. It also provides an overview of our executive compensation philosophy, including our principal compensation policies and practices. Finally, it analyzes how and why our compensation committee arrived at the specific compensation decisions for our Named Executive Officers in 2022 and discusses the key factors that the compensation committee considered in determining their compensation.

Executive Officer Transitions in 2022

On September 30, 2022, Mr. Coulombe resigned as our Chief Financial Officer to pursue another career opportunity. Upon Mr. Coulombe’s departure, Mr. Lurie, our CEO, became our interim Chief Financial Officer and served in that capacity until December 12, 2022. On December 12, 2022, we announced that Mr. Sullivan was appointed as our Chief Financial Officer effective December 12, 2022. Mr. Lurie received no additional compensation for his services as interim Chief Financial Officer.

Ms. Carr, our then-current General Manager, Market Research, was appointed Chief Operating Officer of the Company, effective March 1, 2022.

On October 3, 2022, Mr. Schoenstein resigned as our Chief Revenue Officer to pursue other career opportunities.  Upon Mr. Schoenstein’s departure, Mr. Ewell expanded his role as Chief Customer Officer to assume Mr. Schoenstein’s Chief Revenue Officer responsibilities.

Executive Summary

We are a leader in agile experience management, providing Software-as-a-Service (“SaaS”) solutions that help businesses collect and analyze stakeholder sentiment at scale. Our mission is to power the curious, and our vision is to raise the bar for human experiences by amplifying individual voices. We believe the business insights our solutions deliver enable our customers to build market leadership, delight their customers and engage their employees. We have transformed from a provider of digital survey tools sold through the Internet to an enterprise SaaS company that leverages both product-led and sales-led go-to-market motions.

2022 Business Highlights

2022 business highlights included the following:

2022 Key Results (1)

•	Total revenue was $480.9 million, an increase of 8% year-over-year. On a constant currency basis, revenue increased 9% year-over-year.

•	Sales-assisted revenue was $181.3 million, an increase of 27% year-over year.

•	Self-serve revenue was $299.6 million, approximately flat year-over-year.

•	GAAP operating margin was negative 16.9% and non-GAAP operating margin was 7.9%.

•	GAAP net loss was $89.9 million and GAAP diluted net loss per share was $0.61. Non-GAAP net income was $27.1 million and non-GAAP diluted net income per share was $0.18.

•
Net cash provided by operating activities was $8.8 million and free cash flow was $0.1 million. Cash and cash equivalents totaled $202.8 million and total debt was $184.8 million for net cash of $18.0 million as of December 31, 2022.

•
The Company repurchased approximately 6.6 million shares of common stock for approximately $83.5 million. As of December 31, 2022, the Company’s remaining share repurchase authorization was approximately $116.5 million.

(1)
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures. For a full reconciliation of the GAAP to non-GAAP measures, please see Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC February 16, 2023.

We endeavor to maintain sound governance standards consistent with our executive compensation policies and practices. The compensation committee reviews our executive compensation program on an annual basis to ensure consistency with our short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent. The following summarizes our executive compensation-related policies and practices that were in effect during 2022:

What We Do:

•
Maintain Independent Compensation Committee. The compensation committee is comprised solely of independent directors who determine our compensation policies and practices and who have established effective means for communicating with our stockholders regarding their executive compensation views and concerns, as described in this 10-K/A.

•
Annual Executive Compensation Review. The compensation committee reviews and approves our compensation strategy annually, including a review of our compensation peer group used for comparative purposes and a review of our compensation-related risk profile to ensure that our compensation programs do not encourage excessive or inappropriate risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company.

•
Maintain Independent Compensation Advisor. The compensation committee has engaged its own compensation consultant to assist with its 2022 compensation review. This consultant performed no other consulting or other services for us in 2022.

•
Compensation At-Risk. Our executive compensation program is designed so that a significant portion of our Named Executive Officers’ compensation is “at risk” based on corporate performance, as well as equity-based, to align the interests of our Named Executive Officers and stockholders.

•	Multi-Year Vesting Requirements. The annual equity awards granted to our Named Executive Officers vest over multi-year periods, consistent with current market practice and our retention objectives.

•	Stock Ownership Guidelines. We maintain a stock ownership policy for our Chief Executive Officer and the non-employee members of our board of directors.

•
Compensation Clawback Policy. In the event of a material restatement of our financial results, a violation of a non-compete covenant, or an ethical or criminal violation, our officers who were subject to Section 16 of the Securities Exchange Act of 1934 and certain executive vice presidents may be required to forfeit and repay any incentive-based compensation paid to them beginning with the 2021 performance period.

•
“Double-Trigger” Change-in-Control Arrangements. All change-in-control payments and benefits are based on a “double-trigger” arrangement (that is, they require both a change-in-control of the Company plus a qualifying termination of employment before payments and benefits are paid).

•	Health and Welfare Benefits. Our Named Executive Officers participate in broad-based Company-sponsored health and welfare benefit programs on the same basis as our other full-time, salaried employees.

•	Succession Planning. We review the risks associated with our key executive officer positions to ensure adequate succession plans are in place.

What We Don’t Do:

•
No Executive Retirement Plans. We do not currently offer, nor do we have plans to offer, defined benefit pension plans or any non-qualified deferred compensation plans or arrangements to our Named Executive Officers other than the plans and arrangements that are available to all employees. Our Named Executive Officers are eligible to participate in our Section 401(k) retirement plan on the same basis as our other employees.

•	No Excessive Perquisites. We provide minimal perquisites and other personal benefits to our Named Executive Officers.

•	No Tax Payments on Perquisites. We do not provide any tax reimbursement payments (including “gross-ups”) on any perquisites or other personal benefits, other than on standard relocation benefits.

•
No Tax Payments on Change-in-Control Arrangements. We do not provide any excise tax reimbursement payments (including “gross-ups”) on payments or benefits contingent upon a change in control of the Company.

•
No Hedging or Pledging of our Equity Securities. We prohibit our employees, including our Named Executive Officers, and the non-employee members of our board of directors from hedging or pledging our equity securities.

Stockholder Advisory Votes on Named Executive Officer Compensation

The compensation committee considered the results of the non-binding stockholder advisory vote on the compensation of our Named Executive Officers conducted at our June 7, 2022 Annual Meeting of Stockholders. As reported in our current report on Form 8-K, filed with the SEC on June 10, 2022, approximately 94.8% of the votes cast on the proposal expressed support for the compensation program offered to our Named Executive Officers as disclosed in last year’s proxy statement (the “Say-on-Pay Vote”). Accordingly, the compensation committee made no changes to our executive compensation program as a result of the Say-on-Pay Vote.

Further, consistent with the results of the advisory vote on the frequency of obtaining a Say-on-Pay Vote, our board of directors has elected to conduct the Say-on-Pay Vote annually, thereby giving our stockholders the opportunity to provide feedback on the compensation of our Named Executive Officers each year.

We value the opinions of our stockholders. Our board of directors and the compensation committee will consider the outcome of the Say-on-Pay Vote, as well as feedback received throughout the year, when making compensation decisions for our executive officers in the future.

Executive Compensation Highlights

Based on our overall operating environment and these results, the compensation committee took the following key actions with respect to the compensation of our Named Executive Officers for and during 2022:

•
Base Salaries. Approved a base salary increase of 7.2%, to $520,000, for our CEO and annual base salary increases ranging from 4.2% to 12.0% for our other Named Executive Officers who did not first become Named Executive Officers in 2022.

•
Annual Cash Bonuses. Approved changes to the annual bonus plan design for fiscal 2022 to shift the weighting of 2022 performance metrics to 50% revenue and 50% Non-GAAP operating income (prior to 2022, weighting was 70% revenue and 30% Non-GAAP operating income) to emphasize profitability. We also gave our CEO discretion to adjust Named Executive Officer bonus payments for 2022 performance using an individual performance multiplier that ranges from 0% - 130% of the resulting corporate score.  Given the results of our corporate goals yielded a multiplier below 75% (54.5% for 2022) the individual performance multiplier was capped with a range from 0% - 100%.  Discretion was reviewed and approved by the compensation committee, where applied.

Approved annual cash bonus awards for our then-current Named Executive Officers (other than Mr. Sullivan who was not eligible to receive a bonus in 2022) ranged between 49% to 55% of their target annual cash bonus opportunities, based on the exercise of CEO discretion under the 2022 Terms and Conditions pursuant to the Momentive Global Inc. Executive Incentive Compensation Plan (the “Executive Bonus Plan”).

•
Long-Term Incentive Compensation. Our goal is to deliver market competitive long-term incentive compensation opportunities that help motivate and retain our executives.  As a part of our ongoing diligence, we monitor the retentiveness of the outstanding equity holdings of our Named Executive Officer group and maintain the flexibility to address issues in the unvested holdings with respect to our Named Executive Officers.  We exercised such discretion in 2022 given the volatility in the market.

For annual long-term incentive opportunities, we granted awards in the form of restricted stock awards and units (“RSAs” and “RSUs”) with grant date fair values ranging in aggregate from approximately $2.0 million to approximately $3.75 million for the Named Executive Officers, other than our CEO.

For our CEO, we granted a long-term incentive compensation opportunity in the form of RSAs and performance stock awards (“PSAs”) with a grant date fair value of approximately $6.9 million.  The RSAs vest quarterly over three years and the PSAs will vest based on our relative total shareholder return (“TSR”) as compared to the TSR of the S&P Software & Services Select Industry Index (“SPSISS”) over a 3-year performance period.

•
Management Retention Equity Grants.  Additionally, we granted additional long-term incentive opportunities in the form of stock options to address retention concerns due to the volatility in the stock price and its effect on the retentive power of our Named Executive Officer’s equity holdings.  Of the management team, three of our Named Executive Officer received these retention awards; our CEO did not receive a retention award.

•
Appointment of Chief Operating Officer. In connection with Ms. Carr’s promotion to Chief Operating Officer of our Company, we entered into an employment offer letter dated February 18, 2022 with Ms. Carr. The terms of our compensation arrangements with Ms. Carr were as follows:

o	An annual base salary of $380,000.

o	A target annual cash bonus opportunity under the Executive Bonus Plan equal to 70% of her annual base salary, which will be pro-rated for the 2022 fiscal year.

o
Ms. Carr’s Change in Control and Severance Agreement was amended to provide payments and benefits that are aligned with a Section 16 position in our structure.  The payments would be made if her employment is either terminated without cause or she resigns for good reason, including in connection with a change in control of the Company. For a description of these post-employment compensation arrangements, see “Potential Payments upon Termination or Change in Control” below.

o	Ms. Carr entered into our standard form of Indemnification Agreement.

o	The grant date fair value of the equity awards granted to Ms. Carr are set forth in the “2022 Summary Compensation Table” and the “2022 Grants of Plan-Based Awards Table” below.

•
Expansion of Role of Chief Customer Officer. In connection with the expansion of Mr. Ewell’s role as Chief Customer Officer to assume the responsibilities of our sales-assisted business, we entered into an employment offer letter dated August 1, 2022 with Mr. Ewell. The terms of our compensation arrangements with Mr. Ewell were as follows:

o	An annual base salary of $415,000.

o	A target annual cash bonus opportunity under the Executive Bonus Plan equal to 70% of his annual base salary, which will be pro-rated for the 2022 fiscal year.

o
An RSU grant equal to $630,000 in value for shares of our common stock, which will vest over a three-year period, with one-twelfth of the RSUs vesting in mid-November 2022 and the remaining shares vesting quarterly thereafter.

o
Mr. Ewell’s Change in Control and Severance Agreement was amended to provide payments and benefits that are aligned with a Section 16 position in our structure.  The payments would be made if his employment is either terminated without cause or he resigns for good reason, including in connection with a change in control of the Company. For a description of these post-employment compensation arrangements, see “Potential Payments upon Termination or Change in Control” below.

o	The grant date fair value of the equity awards granted to Mr. Ewell are set forth in “2022 Summary Compensation Table” and the “2022 Grants of Plan-Based Awards Table” below.

•
Appointment of Chief Financial Officer. In connection with Mr. Sullivan’s appointment as our Chief Financial Officer, we entered into an employment offer letter dated November 18, 2022 with Mr. Sullivan. The terms of our initial compensation arrangements with Mr. Sullivan were as follows:

o	An initial annual base salary of $430,000.

o
A target annual cash bonus opportunity under the Executive Bonus Plan equal to 70% of his annual base salary, beginning fiscal 2023. In addition, Mr. Sullivan received a signing bonus totaling $150,000, half of which was paid upon start and the other half was paid in alignment with the timing of the 2022 corporate bonus payments.

o
An RSU grant equal to $2,500,000 in value for shares of our common stock, which will vest over a four-year period, with one quarter of the RSUs vesting on the first anniversary of the vesting commencement date (with the first vesting date anticipated to be in November 2023) and the remaining shares vesting ratably over the following three years on successive quarterly vesting dates.

o
An RSU grant equal to $2,500,000 in value for shares of our common stock, which will vest over a one-year period, with one quarter of the RSUs vesting on May 15, 2023, and the remaining shares vesting ratably over the following three quarters.

o
Mr. Sullivan also entered into a Change in Control and Severance Agreement that provides for certain payments and benefits if his employment is either terminated without cause or he resigns for good reason, including in connection with a change in control of the Company. For a description of these post-employment compensation arrangements, see “Potential Payments upon Termination or Change in Control” below.

o	Mr. Sullivan entered into our standard form of Indemnification Agreement.

o	The grant date fair value of the equity awards granted to Mr. Sullivan are set forth in the “2022 Summary Compensation Table” and the “2022 Grants of Plan-Based Awards Table” below.

The compensation arrangements for Ms. Carr, Mr. Ewell and Mr. Sullivan were approved by our compensation committee. In establishing these compensation arrangements, we took into consideration the requisite experience and skills that a qualified candidate would need to manage a growing business in a dynamic and ever-changing environment, the competitive market for similar positions at other comparable companies based on a review of compensation survey data and the need to integrate them into the executive compensation structure that we had developed since our initial public offering of our equity securities, balancing both competitive and internal equity considerations. For a summary of the material terms and conditions of Ms. Carr’s, Mr. Ewell’s and Mr. Sullivan’s employment arrangements, see “Employment Arrangements” below.

Relationship Between Pay and Performance

We design our executive compensation program to align the attraction, motivation, rewards and retention of our Named Executive Officers with the goal of promoting the interests of our stockholders. To ensure this balance and to motivate and reward individual impact and accountability, we seek to ensure that a meaningful portion of our Named Executive Officers’ target annual total direct compensation opportunity is both “at-risk” and variable in nature.

We emphasize variable compensation that appropriately rewards our Named Executive Officers through the following two principal compensation elements:

•
First, we provide the opportunity to participate in our Executive Bonus Plan, which provides cash payments if they produce short-term results aligned with long-term stockholder value that meet or exceed certain business objectives set forth in our annual operating plan.

•
In addition, we grant RSAs and RSUs, which in the aggregate comprise a majority of their target total direct compensation opportunities. We initially shifted the mix of vehicles from 50% stock options and 50% RSAs to 100% RSAs and/or RSUs to better align with the trends within our compensation peer group and help improve our annual dilution profile, but in 2022, we granted additional long-term incentive opportunities to certain Named Executive Officers in the form of stock options to address retention concerns due to the volatility in the stock price.  The value of these equity awards depends entirely on the value of our common stock, thereby incentivizing our Named Executive Officers to build sustainable long-term value for the benefit of our stockholders.

These variable pay elements ensure that, each year, a substantial portion of our Named Executive Officers’ target total direct compensation is contingent (rather than fixed) in nature, with the amounts ultimately payable subject to variability above or below target levels commensurate with our actual performance.

We believe that these compensation elements provide balanced incentives for our Named Executive Officers to meet our business objectives and drive long-term growth. To ensure that we remain faithful to our compensation philosophy, the compensation committee regularly evaluates the relationship between the reported values of the equity awards granted to our Named Executive Officers, the amount of compensation realizable (and, ultimately, realized) from such awards in subsequent years, and performance over this period.

Executive Compensation Philosophy and Objectives

Our executive compensation program is guided by our overarching philosophy of paying for demonstrable performance. We strive to provide an executive compensation program that is competitive, rewards achievement of our business objectives and aligns our executives’ interests with those of our stockholders. Consistent with this philosophy, we have designed our executive compensation program to achieve the following primary objectives:

•
provide market competitive compensation opportunities and benefit levels that will attract, motivate, reward and retain a highly talented team of executives within the context of responsible cost management that is internally consistent and fair;

•	establish a direct link between our financial and operational results and strategic objectives and the compensation of our executives; and

•
align the interests and objectives of our executives with those of our stockholders by linking their long-term incentive compensation opportunities to stockholder value creation and their cash incentives to our annual performance.

We structure the annual compensation of our Named Executive Officers using three principal elements: base salary, annual cash bonus opportunities and long-term incentive opportunities in the form of equity awards. The design of our executive compensation program is influenced by a variety of factors, with the primary goals being to align the interests of our Named Executive Officers and stockholders and to link pay with performance.

We have not adopted policies or employed guidelines for allocating compensation between short and long-term compensation, between cash and non-cash compensation or among different forms of non-cash compensation. As described below, the compensation committee considers a variety of factors in determining the appropriate yearly mix among such compensatory elements, including our compensation philosophy and the value of outstanding equity awards granted in prior years.

Compensation-Setting Process

Role of Compensation Committee

The compensation committee discharges the responsibilities of our board of directors relating to the compensation of our Named Executive Officers and the non-employee members of our board of directors. The compensation committee has the overall responsibility for overseeing our compensation and benefits policies generally, and overseeing and evaluating the compensation plans, policies and practices applicable to our Named Executive Officers.

In carrying out its responsibilities, the compensation committee evaluates our compensation policies and practices with a focus on the degree to which these policies and practices reflect our executive compensation philosophy, develops strategies and makes decisions that it believes further our philosophy or align with developments in best compensation practices and reviews the performance of our Named Executive Officers when making decisions with respect to their compensation.

The compensation committee’s authority, duties and responsibilities are further described in its charter, which is reviewed annually and revised and updated as warranted. The charter is available at www.investor.momentive.ai.

In May 2022, the compensation committee approved the continued delegation of authority to an Equity Grant Committee comprised of our CEO to grant up to 500,000 RSUs under the Momentive Global Inc. 2018 Equity Incentive Plan to employees who hold positions with the Company that are below the level of executive vice president and who are not, for the avoidance of doubt, subject to Section 16 of the Securities Exchange Act of 1934. Under such delegation of authority, the Equity Grant Committee is to provide a quarterly report to the compensation committee regarding any grant activity.

The compensation committee retains a compensation consultant (as described below) to provide support in its review and assessment of our executive compensation program; however, the compensation committee exercises its own judgment in making final decisions with respect to the compensation of our Named Executive Officers.

Role of Management

In discharging its responsibilities, the compensation committee works with members of our management, including our CEO. Our management assists the compensation committee by providing information on corporate and individual performance, market compensation data and management’s perspective on compensation matters. The compensation committee solicits and reviews our CEO’s proposals with respect to program structures, as well as his recommendations for adjustments to annual cash compensation, long-term incentive compensation opportunities and other compensation-related matters for our Named Executive Officers (except with respect to his own compensation) based on his evaluation of their performance for the prior year.

At the beginning of each year, our CEO reviews the performance of our other Named Executive Officers based on such individual’s level of success in accomplishing the business objectives established for him or her for the prior year and his or her overall performance during that year, and then shares these evaluations with, and makes recommendations to, the compensation committee for each element of compensation as described above. The annual business objectives for each Named Executive Officer are developed through mutual discussion and agreement between our CEO and the Named Executive Officers and take into account the Company’s business objectives, which are reviewed with our board of directors.

The compensation committee reviews and discusses our CEO's proposals and recommendations with him and considers them as one factor in determining and approving the compensation of our Named Executive Officers. Our CEO also attends meetings of our board of directors and the compensation committee at which executive compensation matters are addressed, except with respect to discussions involving his own compensation.

Role of Compensation Consultant

The compensation committee has the sole authority to retain an external compensation consultant to assist it by providing information, analysis and other advice relating to our executive compensation program and the decisions resulting from its annual executive compensation review, including the authority to approve the consultant’s reasonable fees and other retention terms. The compensation consultant reports directly to the compensation committee and its chair, and serves at the discretion of the compensation committee, which reviews the engagement annually.

In 2022, the compensation committee engaged Compensia, Inc. (“Compensia”), a national compensation consulting firm, to serve as its compensation consultant to advise on executive compensation matters, including competitive market pay practices for our Named Executive Officers, and with the data analysis and selection of the compensation peer group.

During 2022, Compensia attended the meetings of the compensation committee (both with and without management present) as requested and provided various services including the following:

•	the review, analysis and updating of our compensation peer group;

•
the review and analysis of the base salary levels, annual cash bonus opportunities and long-term incentive compensation opportunities of our Named Executive Officers against competitive market data based on the companies in our compensation peer group and selected compensation surveys;

•	an assessment of executive compensation trends within our industry, and updating on corporate governance and regulatory issues and developments;

•	an analysis of the Company’s equity utilization;

•	a compensation risk assessment;

•	consultation with the compensation committee chair and other members between compensation committee meetings; and

•	support on other ad hoc matters throughout the year.

The terms of Compensia’s engagement included reporting directly to the compensation committee chair. Compensia also coordinated with our management for data collection and informal market comparisons for our executive officers. In 2022, Compensia did not provide any other services to us.

During fiscal 2022, in light of the evolving complexity and maturity of our executive compensation programs, the compensation committee assessed its consulting needs and providers, and invited compensation consulting firms to discuss these executive compensation needs with the compensation committee and other members of management.  This process enabled the compensation committee to reevaluate its compensation consultant and take a fresh look at our compensation practices and policies.  As a result of this review, the compensation committee appointed Meridian Compensation Partners, LLC (“Meridian”) in February 2023 as its independent compensation consultant for fiscal 2023, replacing Compensia.

The compensation committee has evaluated its relationship with Compensia to ensure that it believes that such firm is independent from management. This review process included a review of the services that such compensation consultant provided, the quality of those services and the fees associated with the services provided during 2022. Based on this review, as well as consideration of the factors affecting independence set forth in Exchange Act Rule 10C-1(b)(4), Rule 5605(d)(3)(D) of the NASDAQ Marketplace Rules and such other factors as were deemed relevant under the circumstances, the compensation committee has determined that no conflict of interest was raised as a result of the work performed by Compensia.  Upon engaging with Meridian, the compensation committee also reviewed firm independence and determined that there also was no conflict as a result of the engagement.

Competitive Positioning

The compensation committee believes that peer group comparisons are useful guides to evaluate the competitiveness of our executive compensation program and related policies and practices. For the purpose of assessing our executive compensation against the competitive market, the compensation committee reviews and considers the compensation levels and practices of a select group of peer companies. This compensation peer group consists of technology companies that are similar to us in terms of revenue, market capitalization and industry focus. The competitive data drawn from this compensation peer group is one of several factors that the compensation committee considers in making its decisions with respect to the compensation of our Named Executive Officers.

The compensation committee reviews our compensation peer group at least annually and makes adjustments to its composition if warranted, taking into account changes in both our business and the businesses of the companies in the peer group.
Updated in August 2021 with the assistance of Compensia and then approved by the compensation committee in November 2021, the compensation peer group for 2022 used to analyze the compensation of our Named Executive Officers was comprised of publicly traded technology companies against which we compete for executive talent. In identifying and selecting the companies to comprise the compensation peer group, Compensia considered the following primary criteria:

•	publicly traded, U.S. Headquartered companies, with a preference on companies located in the San Francisco Bay Area or the U.S. west coast;

•	similar industry – companies with a primary focus on cloud-based software, but including broader software industries where otherwise warranted;

•	similar revenues – within a range of ~0.5x to ~2.0x of our trailing four fiscal quarters’ revenue of approximately $390 million (approximately $195 million to approximately $974 million); and

•	similar market capitalization – within a range of ~0.25x to ~4.0x of our then-market capitalization of approximately $3.1 billion (approximately $770 million to approximately $12.3 billion).

After evaluating the current peer companies against these criteria, the compensation committee approved the following set of companies for use in 2022:
Alteryx	Dropbox	Sumo Logic*
Anaplan*	LivePerson	Talend S.A.
Appfolio	Medallia	Yext
Blackline	New Relic	Zendesk
Box	Pager Duty*	Zuora
Cloudera	Smartsheet
Coupa Software	SPS Commerce

* Added to the compensation peer group for 2022. DocuSign, Five9, Hubspot and Slack Technologies were removed from the compensation peer group for 2022 from the compensation peer group used for 2021.

The compensation committee used data drawn from the companies in our compensation peer group, as well as data from custom data cuts drawn from the Radford Global Compensation Database and from Compensia’s proprietary database, to evaluate the competitive market when determining the total direct compensation packages for our Named Executive Officers, including base salary, target annual cash bonus opportunities and long-term incentive compensation opportunities.

Setting Target Total Direct Compensation

Each year, the compensation committee conducts an annual review of the compensation arrangements of our Named Executive Officers, typically during the first quarter of the fiscal year. As part of this review, the compensation committee evaluates the base salary levels, annual cash bonus opportunities and long-term incentive compensation opportunities of our Named Executive Officers and all related performance criteria.

The compensation committee does not establish a specific target for formulating the target total direct compensation opportunities of our Named Executive Officers. In making decisions about the compensation of our Named Executive Officers, the members of the compensation committee rely primarily on their general experience and subjective considerations of various factors, including the following:

•	our executive compensation program objectives;

•	our performance against the financial, operational and strategic objectives established by the compensation committee and our board of directors;

•
each individual Named Executive Officer’s knowledge, skills, experience, qualifications and tenure relative to other similarly situated executives at the companies in our compensation peer group and/or selected broad-based compensation surveys;

•
the scope of each Named Executive Officer’s role and responsibilities compared to other similarly situated executives at the companies in our compensation peer group and/or selected broad-based compensation surveys;

•
the prior performance of each individual Named Executive Officer, based on a subjective assessment of his or her contributions to our overall performance, ability to lead his or her business unit or function and work as part of a team, all of which reflect our core values;

•	the potential of each individual Named Executive Officer to contribute to our long-term financial, operational and strategic objectives;

•	our CEO’s compensation relative to that of our Named Executive Officers, and compensation parity among our Named Executive Officers;

•	our financial performance relative to our peers;

•
the compensation practices of our compensation peer group and the companies in selected broad-based compensation surveys and the positioning of each Named Executive Officer’s compensation in a ranking of peer company compensation levels based on an analysis of competitive market data; and

•	the recommendations of our CEO with respect to the compensation of our Named Executive Officers (except with respect to his own compensation).

These factors provide the framework for compensation decision-making and final decisions regarding the compensation opportunity for each Named Executive Officer. No single factor is determinative in setting compensation levels, nor is the impact of any individual factor on the determination of pay levels quantifiable.

The compensation committee does not weight these factors in any predetermined manner, nor does it apply any formulas in developing its compensation decisions. The members of the compensation committee consider this information in light of their individual experience, knowledge of the Company, knowledge of the competitive market, knowledge of each Named Executive Officer and business judgment in making their decisions.

The compensation committee does not engage in formal benchmarking against other companies’ compensation programs or practices to establish our compensation levels or make specific compensation decisions with respect to our Named Executive Officers. Instead, in making its determinations, the compensation committee reviews information summarizing the compensation paid at a representative group of peer companies, to the extent that the executive positions at these companies are considered comparable to our positions and informative of the competitive environment and more broad-based compensation surveys to gain a general understanding of market compensation levels.

Compensation Elements

Generally, our executive compensation program consists of three principal elements – base salary, annual cash bonus opportunities and long-term incentive compensation in the form of equity awards:
Element	Type of Element	Compensation Element	Objective
Base Salary	Fixed	Cash	Designed to attract and retain executives by providing fixed compensation amounts that are competitive in the market and reward performance
Annual Cash Bonuses	Variable	Cash	Designed to motivate our executives to achieve annual business objectives and provide financial incentives when we meet or exceed these annual objectives
Long Term Incentive Compensation	Variable	Equity awards in the form of RSUs and RSAs for Named Executive Officers, other than the CEO	Designed to align the interests of our executives and our stockholders by motivating them to create sustainable long-term stockholder value

Base Salary

Base salary represents the fixed portion of the compensation of our Named Executive Officers and is an important element of compensation intended to attract and retain highly talented individuals. Generally, we use base salary to provide each Named Executive Officer with a specified level of cash compensation during the year with the expectation that he or she will perform his or her responsibilities to the best of his or her ability and in our best interests.

Generally, we establish the initial base salaries of our Named Executive Officers through arm’s-length negotiation at the time the individual is hired into the role, taking into account his or her position, qualifications, experience, prior salary level and the base salaries of our other executive officers. Thereafter, the compensation committee reviews the base salaries of our Named Executive Officers each year as part of its annual review of our executive compensation program, with input from our CEO (except with respect to his own base salary) and makes adjustments as it determines to be reasonable and necessary to reflect the scope of a Named Executive Officer’s performance, individual contributions and responsibilities, position in the case of a promotion and market conditions.

In February 2022, the compensation committee reviewed the base salaries of our Named Executive Officers, taking into consideration a competitive market analysis prepared by its compensation consultant and the recommendations of our CEO (except with respect to his own base salary), as well as the other factors described in “Compensation-Setting Process – Setting Target Total Direct Compensation” above. Following this review, the compensation committee determined to adjust the base salaries for a number of Named Executive Officers to bring their base salaries to levels that were comparable to those of similarly-situated executives in the competitive marketplace.

The base salaries of our Named Executive Officers (who did not first become Named Executive Officers in 2022) as determined for 2022 were as follows:
Named Executive Officer	2021 Base Salary($)	2022 Base Salary ($)(1)	Percentage Adjustment (%)
Zander Lurie	485,000	520,000	7.2%
Justin Coulombe(2)	375,000	420,000	12.0%
Lora Blum	360,000	375,000	4.2%
John Schoenstein(3)	425,000	425,000	—

(1)	These base salaries were effective February 1, 2022.
(2)	Mr. Coulombe resigned from his position as Chief Financial Officer on September 30, 2022.
(3)	Mr. Schoenstein resigned from his position as Chief Revenue Officer on October 3, 2022.

In connection with her promotion to the position of Chief Operating Officer effective March 1, 2022, the compensation committee approved an increase to the annual base salary for Ms. Carr from $345,000 to $380,000, effective February 1, 2022.

In connection with his appointment to the position of Chief Financial Officer effective December 12, 2022, the compensation committee approved an annual base salary for Mr. Sullivan of $430,000, effective December 12, 2022.

Mr. Ewell received multiple increases to his base salary in 2022.  Effective February 1, 2022, as part of the annual base salary review, his salary increased from $335,000 to $375,000 and in connection with expanding his role to assume responsibility for our sales-assisted business, the compensation committee approved an increase from $375,000 to $415,000, effective August 4, 2022.

The actual salary amounts paid to our Named Executive Officers during 2022 are set forth in “2022 Summary Compensation Table” below.

Annual Cash Bonuses

We use an annual cash bonus plan to motivate our Named Executive Officers to achieve our annual business goals. In February 2022, the compensation committee approved the terms and conditions of the Executive Bonus Plan to provide incentives for our Named Executive Officers to meet or exceed the principal business objectives set forth in our 2022 annual operating plan. Pursuant to the Executive Bonus Plan, the compensation committee established a target annual cash bonus opportunity for each participant in the plan and a bonus pool, with actual awards payable from such bonus pool, with respect to our 2022 performance. To be eligible to receive a bonus payment, a Named Executive Officer must have remained employed by us through December 31, 2022, and have remained an employee through the time of the bonus payment.

Target Annual Cash Bonus Opportunities

For purposes of the Executive Bonus Plan, cash bonuses were to be based upon a specific percentage of each Named Executive Officer’s actual annual base salary paid during the year. In February 2022, as part of its annual review of our executive compensation program, the compensation committee reviewed the target annual cash bonus opportunities of our Named Executive Officers, taking into consideration a competitive market analysis prepared by its compensation consultant and the recommendations of our CEO (except with respect to his own target annual cash bonus opportunity), as well as the other factors described in “Compensation-Setting Process – Setting Target Total Direct Compensation” above. Following this review, the compensation committee determined to maintain the target annual cash bonus opportunities for Messrs. Lurie and Ms. Blum at their 2021 levels.

The target annual cash bonus opportunities of our Named Executive Officers as determined for 2022 were as follows:
Named Executive Officer(1)	2022 Target Annual Cash Bonus Opportunity (as a percentage of base salary)	2022 Target Annual Cash Bonus Opportunity ($)(2)
Zander Lurie	100%	517,027
Priyanka Carr(3)	70%	260,989
Rich Sullivan(4)	70%	N/A
Lora D. Blum	55%	205,549
Ken Ewell(3)	70%	228,130

(1)	Mr. Coulombe and Mr. Schoenstein resigned prior to the end of our fiscal year and were not eligible for 2022 bonus payments.
(2)	Amounts are based on actual earnings in 2022, not annual base salary rates, which were effective in February 2022.
(3)	Pursuant to the terms of their respective offer letters, 2022 bonus targets were pro-rated in conjunction with the individual’s start date. Amounts shown above reflect this proration.
(4)	Mr. Sullivan joined the Company in December 2022 and was not eligible to receive a 2022 bonus payment.

In connection with the expansion of Mr. Ewell’s role as Chief Customer Officer and Ms. Carr’s promotion to the position of Chief Operating Officer, the compensation committee approved a target annual cash bonus opportunity under the Executive Bonus Plan for Mr. Ewell and Ms. Carr at 70% of their annual base salary (to be pro-rated for 2022 based on the effective date of the compensation increase). Prior to their promotion, Mr. Ewell and Ms. Carr participated in the Company’s Non-Executive Employee Bonus Plan.

Potential annual cash bonuses for our Named Executive Officers under the Executive Bonus Plan could range from zero to 195% of their target annual cash bonus opportunity.

Corporate Performance Measures

Participants in the Executive Bonus Plan were eligible to receive a bonus payment based upon the attainment of one or more corporate performance measures that were established by the compensation committee and which related to financial and operational objectives that were important to us. The Executive Bonus Plan was funded based on our actual results for the year as evaluated against these performance measures.

In February 2022, the compensation committee selected performance measures in two areas for the Executive Bonus Plan: revenue (weighted 50%) and non-GAAP Operating Income (weighted 50%). The compensation committee believed these performance measures were appropriate because, in its view, they were strong indicators of successful execution of our annual operating plan, and they provided a strong emphasis on growth while managing expenses and strengthening our customer and employee relationships. The compensation committee believed these measures would also most directly influence the creation of sustainable long-term stockholder value. In prior years, the weighting between the two measures was focused more on revenue; however, the compensation committee approved a change to weight the two measures equally and emphasize profitability while maintaining the growth orientation.

For purposes of the Executive Bonus Plan:

•	“revenue” meant our GAAP revenue, as reflected in our audited financial statements for 2022; and

•
“non-GAAP operating income” was calculated as GAAP loss from operations excluding (i) stock-based compensation, net, (ii) acquisition-related transaction costs, (iii) amortization of acquisition intangible assets, and (iv) restructuring costs.

In February 2022, the compensation committee established a threshold, target and outperformance achievement level for each of these performance measures. To the extent that performance for any measure was below the threshold performance level, there would be no payment with respect to that measure. In addition, the potential payment for any measure was capped at the outperformance level. Achievement levels and payment percentages for performance between the threshold and outperformance performance levels were set forth in tables approved by the compensation committee. Payment for performance for points between those reflected in the table were to be calculated using straight-line interpolation. The table below shows these measures as determined in February 2022.

	Target Performance Level (in millions)($)
Corporate Performance Measure	Threshold	Target	Outperformance
Revenue	485.3	510.8	528.3
Non-GAAP Operating Income	4.5% op mgn	7% op mgn	12% op mgn

Any earned bonus for a current Named Executive Officer (other than Mr. Sullivan) who did not participate in the Executive Bonus Plan for the full plan year but was employed through the end of the plan year was to be pro-rated based on the portion of the plan year that he or she were actively providing services for us and what would have been earned had such Named Executive Officer remained employed through the full plan year.  Because he was hired in December 2022, Mr. Sullivan was not eligible to receive a 2022 bonus payment.

In addition, the Executive Bonus Plan provided that our CEO may make a recommendation to adjust a Named Executive Officer’s bonus payment (other than himself) to reflect an individual performance using a multiplier that may range from 0% to 130% of a Named Executive Officer’s bonus payment to allow our CEO discretion in address individual performance for the year.  In the event that our CEO elected to exercise such discretion, it was subject to review and approval by the compensation committee. Furthermore, if our corporate performance were to yield a corporate multiplier of less than 75%, the individual performance multiplier would be capped at 100%, if the CEO were to exercise discretion.  In 2022, our CEO exercised this discretion (capped at 100% as the corporate multiplier was less than 75%) with respect to the Named Executive Officers’ bonus payments (other than himself) as set forth in the tables below based on their overall contributions to the business in 2022, and such amounts were reviewed and approved by the compensation committee.

Annual Cash Bonus Payments

Under the Executive Bonus Plan, payments were made based on our performance with respect to each of the corporate performance measures and the extent to which each objective was achieved for the year. The percentage achievement, and the corresponding payment levels, with respect to the corporate performance measures were as follows:
Corporate Performance Measure	Weighing (%)	Percentage Achievement vs. Target Performance (%)	Weighted Payment Level (%)
Revenue	50	94	0
Non-GAAP Operating Income	50	113	109
Total			54.5

As a result, our Named Executive Officers (other than Mr. Sullivan, Mr. Coulombe and Mr. Schoenstein) received annual cash bonus payments in the percentage of their target annual cash bonus opportunities set forth in the table below. The following table sets forth the target annual cash bonus opportunities and the actual cash bonus payments made to our eligible Named Executive Officers for 2022. Actual cash bonus payments made reflect the exercise of CEO discretion with respect to the individual multiplier applied to such Named Executive Officer’s bonus payment based on overall contributions to the Company in 2022:

Named Executive Officer (1)(2)	2022 Base Salary ($)	2022 Target Annual Cash Bonus Opportunity (as a percentage of base salary)	2022 Target Annual Cash Bonus Opportunity ($)(3) (Pro Rated)	Company Multiplier	Individual Multiplier	2022 Actual Annual Bonus Payment ($)(3)	Approximate 2022 Actual Annual Bonus Payment (as a percentage of the 2022 Target Cash Annual Bonus Opportunity)
Zander Lurie	520,000	100%	517,027	54.5%	100.0%	281,780	54.5%
Priyanka Carr(4)	380,000	70%	260,989	54.5%	89.0%	126,593	48.5%
Lora Blum	375,000	55%	205,549	54.5%	100.0%	112,024	54.5%
Ken Ewell(5)	415,000	70%	228,130	54.5%	95.0%	118,114	51.8%

(1)
Mr. Coulombe and Mr. Schoenstein resigned from their positions prior to the end of the 2022 fiscal year and did not receive a bonus payment pursuant to the terms and conditions of the 2022 Executive Bonus Plan.

(2)	Mr. Sullivan joined the Company in December 2022 and was not eligible to receive a 2022 bonus payment.
(3)	Amounts are calculated using actual earnings in 2022, not annual base salary rates, which were effective in February 2022.
(4)
Ms. Carr’s annual bonus opportunity included a pro-rated target of $17,581 under the Non-Executive Employee Bonus Plan and a pro-rated target of $243,408 under the Executive Bonus Plan. Her actual bonus payment consisted of $8,528 payable pursuant to her participation in our Non-Executive Employee Bonus Plan prior to her promotion and $118,065 payable pursuant to her participations in our Executive Bonus Plan after she was appointed our Chief Operating Officer.

(5)
Mr. Ewell’s annual bonus opportunity included a pro-rated target of $108,746 under the Non-Executive Employee Bonus Plan and a pro-rated target of $119,384 under the Executive Bonus Plan. His actual bonus payment consisted of $56,303 payable pursuant to his participation in our Non-Executive Employee Bonus Plan prior to his promotion and $61,811 payable pursuant to his participation in our Executive Bonus Plan after his role as Chief Customer Officer was expanded to executive officer status.

The annual bonuses awarded to our Named Executive Officers for 2022 are set forth in the “2022 Summary Compensation Table” below.

Long-Term Equity Incentive Compensation

Overview

As a technology company that encounters significant competition for qualified personnel, long-term incentive compensation plays a critical role in our ability to attract, hire, motivate and reward qualified and experienced executives. The use of long-term incentive compensation in the form of equity awards is necessary for us to compete for qualified executives without significantly increasing cash compensation and is the most important element of our executive compensation program. We use equity awards to incentivize and reward our Named Executive Officers for long-term corporate performance based on the value of our common stock and, thereby, to align their interests with the interests of our stockholders. The realized value of these equity awards bears a direct relationship to our stock price, and, therefore, these awards are an incentive for our Named Executive Officers to create value for our stockholders. Equity awards also help us retain our Named Executive Officers in a highly competitive market.

In February 2022, we granted time-based RSAs to our NEOs. We also granted performance-based RSAs to our CEO, as detailed below. In prior years, our NEOs received a combination of options to purchase shares of our common stock as well as time-based RSAs.  However, given the shifting market dynamics as it related to the mix of equity vehicles that were used among our compensation peer group and the need to manage overall dilution of our stock, the compensation committee approved a shift in the mix of vehicles to be 100% time-based RSAs for our NEO group.  While RSAs have value to the recipient even in the absence of stock price appreciation, the compensation committee believes that we are able to incentivize and retain our Named Executive Officers using fewer shares of our common stock than would be necessary if we used stock options to provide an equity stake in the Company. Since the value of RSAs increases with any increase in the value of the shares, RSAs also provide incentives to our Named Executive Officers that are aligned with the interests of our stockholders and the necessary holding power required to retain our Named Executive Officers in a highly competitive talent market.  However, the compensation committee may choose to grant additional types of equity vehicles, including as described below, retention equity awards in the form of stock options.

To date, the compensation committee has not applied a rigid formula in determining the size of the equity awards to be granted to our Named Executive Officers. Instead, in making these decisions, the compensation committee has exercised its judgment as to the size of the awards after consideration of the following factors:
•	a competitive market analysis prepared by its compensation consultant;

•
the outstanding equity holdings of each Named Executive Officer (including the current economic value of his or her unvested equity holdings and the ability of these unvested holdings to satisfy our retention objectives);

•	the projected impact of the proposed awards on our earnings;

•
the proportion of our total shares outstanding used for annual employee long-term incentive compensation awards (our “burn rate”) in relation to the annual burn rate ranges of the companies in our compensation peer group;

•	the potential voting power dilution to our stockholders in relation to the median practice of the companies in our compensation peer group; and

•	the other factors described in “Compensation-Setting Process — Setting Target Total Direct Compensation” above.

Based upon these factors, the compensation committee determines the size of each award at levels it considers appropriate to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value.

Value and Size of February 2022 Equity Awards

2022 CEO Equity Awards

In 2022, the compensation committee granted to our CEO time-based RSAs and performance-based RSAs. The compensation committee granted equity awards to the CEO with a grant date fair value of $6,868,121 after taking into account numerous factors including (i) his significant contributions to our development both preceding and following our transition to public company status, (ii) the retention value of his remaining outstanding unvested equity awards, (iii) the highly competitive market for proven executive talent and (iv) his historical level of compensation relative to that of compensation of CEOs among peer group companies.

The Committee determined that this target value would be allocated 50% to time-based RSAs and 50% to performance-based RSAs.

•
Time-based RSAs. The RSAs granted to our CEO vest over a three-year period, with 1/12th of the total number of units subject to an award vesting on May 15, 2022 and 1/12th of the total number of units subject to the award vesting quarterly thereafter for the remaining 11 quarters, contingent upon the CEO’s continued employment with or service to us through each applicable vesting date.

•
Performance-based RSAs. The number of shares that become eligible to vest under the performance-based RSAs is based on our relative total shareholder return (“TSR”) as compared to the TSR of the S&P Software & Services Select Industry Index (“SPSISS”) over the scheduled performance period. The SPSISS was selected to align us most closely to our compensation peers. The performance period began on the award’s grant date and is scheduled to end on the last day of our 2024 fiscal year, with additional performance periods that began on the award’s grant date and ended on the last day of our 2022 fiscal year (the “One-Year Performance Period”) and is scheduled to end on the last day of our 2023 fiscal year (the “Two-Year Performance Period”). Performance will be measured at the end of each performance period with actual performance compared against pre-established target levels to determine achievement of the performance goal. The number of shares earned may range from 0% to 200% of the target number of RSAs based on achieved performance during the performance period; provided that up to 33% of the target number of shares will be eligible to vest on the first and second anniversaries of the award’s grant date, based on performance measured during the One-Year Performance Period and the Two-Year Performance Period, respectively.  In the event of a change in control of the Company, the performance period will be shortened and the number of RSAs that will be eligible to vest (reduced by the number of shares that vested during the One-Year Performance Period and the Two-Year Performance Period, if any) will be determined based on actual performance, with the Company’s performance measured using the estimated amount to be paid to the Company’s stockholders.

Absent a change in control, and subject to continued service through the vesting date, the shares eligible to vest under the performance-based RSA award (reduced by the number of shares that vested during the One-Year Performance Period and the Two-Year Performance Period, if any) will vest on the three-year anniversary of the award’s grant date, with the maximum number of shares eligible to vest capped at 200% of the target number of shares.  In the event of a change in control, a pro-rated number of the shares eligible to vest (reduced by the number of shares that vested during the One-Year Performance Period and the Two-Year Performance Period, if any) will vest on the closing date (based on the number of months that have elapsed in the performance period prior to the closing) with the remaining eligible shares vesting on each quarterly anniversary of the closing thereafter, with any remaining unvested eligible shares vesting on the three-year anniversary of the award’s grant date, subject to continued service through such vesting dates; provided, however, that the eligible shares will be eligible for accelerated vesting pursuant to the terms of the CEO’s Change in Control and Severance Agreement.

On the first anniversary of the award’s grant date, 19,189 shares vested based on performance measured during the One-Year Performance Period.

2022 Equity Awards to our Other NEOs

In February 2022, the compensation committee granted to our other NEOs (other than Mr. Ewell and Mr. Sullivan) a time-based RSA award. In prior years, our NEOs received a combination of options to purchase shares of our common stock as well as time-based RSAs.  The compensation committee granted these equity awards to these NEOs after taking into account numerous factors including (i) the outcome of its annual review of our executive compensation program, (ii) a competitive market analysis prepared by its compensation consultant, (iii) the recommendations of our CEO (except with respect to his own equity award), and the factors described on pages 21 and 22 of this 10-K/A.

•
Time-based RSAs. The RSAs granted to such NEOs vest over a three-year period, with 1/12th of the total number of units subject to an award vesting on May 15, 2022 and 1/12th of the total number of units subject to the award vesting quarterly thereafter for the remaining 11 quarters, contingent upon such NEO’s continued employment with or service to us through each applicable vesting date.

2022 Equity Awards for Mr. Ewell & Mr. Sullivan

In February 2022, in connection with management’s annual compensation review of Mr. Ewell’s role prior to the expansion of his role as Chief Customer Officer, Mr. Ewell also received an RSU award for 128,352 shares of our common stock with a grant date fair value of approximately $2,104,973.  In connection with the expansion of Mr. Ewell’s role as Chief Customer Officer in August 2022, the compensation committee granted him an RSU for 72,000 shares of our common stock with a grant date fair value of approximately $516,960. These time-based equity awards vest over a three-year period, with 1/12th of the total number of RSUs vesting on November 15, 2022 and 1/12th of the total number of RSUs vesting quarterly thereafter for the remaining 11 quarters, contingent upon his continued employment with or service to us through each applicable vesting date.

In connection with Mr. Sullivan’s appointment to the position of Chief Financial Officer in December 2022, the compensation committee granted him an RSU for 325,946 shares of our common stock with a grant date fair value of approximately $2,490,227. These time-based equity awards vest over a four-year period, with 1/4th of the total number of RSUs vesting on the first anniversary of the vesting commencement date (with such RSUs scheduled to vest in November 2023) and the remaining shares vesting ratably over the following three years on successive quarterly vesting dates. Mr. Sullivan is also eligible for an “additional equity award” with a grant date fair value of approximately $2,500,000, per the terms of his employment offer letter, with the equity vehicle(s), vesting terms, performance criteria and other terms to be aligned with the grants to be made to the Company’s leadership team at the time of grant.

The equity awards granted to our Named Executive Officers for 2022 were as follows:
Named Executive Officer	RSA or RSU Awards (number of shares)	PSA Awards (number of shares)	Aggregate Equity Awards (grant date fair value)($)
Zander Lurie(1)	238,534	361,408	6,868,121
Priyanka Carr	199,658	–	3,274,391
Rich Sullivan(2)	325,946	–	2,490,227
Ken Ewell(3)	200,352	–	2,621,933
Lora Blum	119,795	–	1,964,638
Justin Coulombe	228,181	–	3,742,168
John Schoenstein	142,613	–	2,338,853

(1)
Mr. Lurie’s PSA award represents the maximum number of shares issued subject to the award. The target number of shares is 180,704.  The grant date fair value number reflects the aggregate grant-date fair value for the target number of shares and is shown in the summary compensation table calculated as described therein.  While the target value of Mr. Lurie’s awards was allocated 50% to time-based RSAs and 50% to performance-based RSAs, a different stock price was used to convert the value into a number of RSAs and performance-based RSAs.

(2)
Equity awards granted to Mr. Sullivan were awarded in connection with his appointment to Chief Financial Officer; excluded is the “Additional Award” he is eligible to receive as outlined in his employment offer letter.

(3)	Equity awards granted to Mr. Ewell include an award granted in August 2022 in connection with his expanded role responsibilities of the sales-assisted business.

2022 Retention Equity Awards to Other NEOs

In August 2022, the compensation committee approved and granted to select Named Executive Officers retention equity awards that were aimed to address the limited retention value in the unvested equity awards held by certain Named Executive Officers.  The compensation committee granted these awards after reviewing several alternatives that attempted to balance the retention profiles with governance and dilution guidelines.

The compensation committee agreed to deliver one-time equity grants to Named Executive Officers that the CEO designated as critical over the next twelve to eighteen months.  The equity grants were delivered in the form of options to purchase shares of our common stock.

The retention equity awards granted to our Named Executive Officers for 2022 were as follows:
Named Executive Officer	Stock Options (number of shares)	Aggregate Equity Awards (grant date fair value)($)
Priyanka Carr	150,000	340,500
Ken Ewell	150,000	340,500
Lora Blum	150,000	340,500

The options granted to the Named Executive Officers vest in full on the first anniversary of the grant date contingent upon the Named Executive Officer’s continued employment with or service to us through the applicable vesting date.  The options will also have a three-year term, as opposed the standard 10-year term we have in place for prior stock options issued, to manage the long-term pressure of our equity overhang.

The equity awards granted to our Named Executive Officers during 2022 are set forth in the “2022 Summary Compensation Table” and the “2022 Grants of Plan-Based Awards Table” below.

Other Payments

Following the submission of his resignation in August 2022, the Company granted Mr. Schoenstein a retention payment of $205,039 to remain with the Company through October 2022 to assist with the transition of his responsibilities to Mr. Ewell.

Health and Welfare Benefits

Our Named Executive Officers are eligible to participate in the same employee benefit plans, and on the same terms and conditions, as all other full-time, salaried U.S. employees. These benefits include medical, dental, and vision insurance, business travel insurance, an employee assistance program, health and dependent care flexible spending accounts, basic life insurance, accidental death and dismemberment insurance, short-term and long-term disability insurance, commuter benefits, and reimbursement for mobile phone coverage.

We also maintain a Section 401(k) retirement plan (the “Section 401(k) Plan”) that provides eligible employees, including our Named Executive Officers, with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees are automatically enrolled in the Section 401(k) Plan as of the first day of the month following their start date unless they take the necessary action to opt out per the plan guidelines. Participants are able to defer up to 100% of their eligible compensation subject to applicable annual limits under the Internal Revenue Code (the “Code”). All participants’ interests in their deferrals are 100% vested when contributed. The Section 401(k) Plan permits us to make matching contributions and profit-sharing contributions to eligible participants and, currently, we match up to 25% of such contributions.

We design our employee benefits programs to be affordable and competitive in relation to the market as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.

Perquisites and Other Personal Benefits

Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide significant perquisites or other personal benefits to our Named Executive Officers except as generally made available to our employees or in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make him or her more efficient and effective, and for recruitment and retention purposes.

Employment Arrangements

In connection with our initial public offering, we entered into written confirmatory employment offer letters with each of our then-employed Named Executive Officers in September 2018, and we entered into an executive employment offer letter with Ms. Carr in February 2022, Mr. Ewell in August 2022, and Mr. Sullivan in December 2022.  Each of these arrangements was approved by the compensation committee. We believe that these arrangements were necessary to secure the continued service of these individuals in a highly competitive job market.

Each of these employment offer letters does not have a specific term, provides for “at will” employment (meaning that either we or the executive officer may terminate the employment relationship at any time without cause) and generally set forth the Named Executive Officer’s then-current base salary, target annual cash bonus opportunity, eligibility to receive equity awards as determined in the discretion of our board of directors or authorized committee of the board of directors and eligibility to participate in our employee benefit plans and programs in effect for similarly situated employees during his or her employment. In addition, each Named Executive Officer who executed a confirmatory or executive employment offer letter with us reaffirmed the terms and conditions of our Employee Proprietary Information and Inventions Agreement and our Arbitration Agreement that he or she had previously entered into with us. Mr. Sullivan entered into such agreements at the time of his initial employment with us.

These confirmatory and executive employment offer letters also provided that each Named Executive Officer would be eligible to enter into a Change in Control and Severance Agreement based on his or her position within the Company. These agreements specify the severance payments and benefits that he or she is eligible to receive in connection with certain terminations of employment with the Company. These post-employment compensation arrangements are discussed in “Post-Employment Compensation” below.

For detailed descriptions of the employment arrangements with our Named Executive Officers, see “Potential Payments upon Termination or Change in Control” below.

Post-Employment Compensation

We have entered into Change in Control and Severance Agreements with each of our Named Executive Officers which provide for certain protections in the event of specified involuntary terminations of employment, including a termination of employment in connection with a change in control of the Company, in exchange for executing and not revoking our then-standard separation agreement and release of claims (which may include a non-disparagement covenant, non-solicit provisions, an agreement to assist in any litigation matters and other standard terms and conditions). Each Change in Control and Severance Agreement has an initial term of three years commencing on the effective date of the agreement. On the third anniversary of the effective date of the agreement, the agreement will automatically renew for additional one-year terms unless either party provides the other party with written notice of nonrenewal at least one year prior to the date of automatic renewal.

These Change in Control and Severance Agreements provide reasonable compensation in the form of severance pay and certain limited benefits to a Named Executive Officer if he or she leaves our employ under certain circumstances to facilitate his or her transition to new employment. Further, in some instances we seek to mitigate any potential employer liability and avoid future disputes or litigation by requiring a departing Named Executive Officer to sign a separation agreement and release of claims in a form and with terms acceptable to us providing for a general release of all claims as a condition to receiving post-employment compensation payments or benefits. We also believe that these arrangements provided by these agreements help maintain our Named Executive Officers’ continued focus and dedication to their assigned duties to maximize stockholder value if there is a potential transaction that could involve a change in control of the Company. The terms and conditions of these agreements were approved by the compensation committee after an analysis of competitive market data.

Under the Change in Control and Severance Agreements, all payments and benefits in the event of a change in control of the Company are payable only if there is a connected loss of employment by a Named Executive Officer (a so-called “double-trigger” arrangement). In the case of the acceleration of vesting of outstanding equity awards, we use this double-trigger arrangement to protect against the loss of retention value following a change in control of the Company and to avoid windfalls, both of which could occur if vesting of either equity or cash-based awards accelerated automatically as a result of the transaction.

In the event of a change in control of the Company, to the extent that any of the amounts provided for under the Change in Control and Severance Agreements entered into with each of our Named Executive Officers would constitute a “parachute payment” within the meaning of Section 280G of the Code and could be subject to the related excise tax under Section 4999 of the Code, a Named Executive Officer will be entitled to receive either: either full payment of benefits under his or her agreement or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the Named Executive Officer.

We do not use excise tax payments (or “gross-ups”) relating to a change in control of the Company and have no such obligations in place with respect to any of our executive officers, including our Named Executive Officers.

We believe that having in place reasonable and competitive post-employment compensation arrangements, including in the event of a change in control of the Company, are essential to attracting and retaining highly qualified executive officers. The compensation committee does not consider the specific amounts payable under the post-employment compensation arrangements when determining the annual compensation for our Named Executive Officers. We do believe, however, that these arrangements are necessary to offer compensation packages that are competitive.

For detailed descriptions of the post-employment compensation arrangements with our Named Executive Officers, as well as an estimate of the potential payments and benefits payable under these arrangements, see “Potential Payments upon Termination or Change in Control” below.

Other Compensation Policies

Prohibition of Hedging and Pledging of Securities

Under our Insider Trading Policy, our employees, including officers, and the members of our board of directors are prohibited from trading in publicly-traded options, such as puts and calls, and other derivative securities with respect to our securities. This includes any hedging or similar transaction designed to decrease the risks associated with holding our common stock. In addition, our employees, including officers, and the members of our board of directors may not engage in short sales (that is, the sale of a security that must be borrowed to make delivery) or “sell short against the box” (that is, sell with a delayed delivery) involving our securities.

Also, under our Insider Trading Policy, our employees, including officers, and the members of our board of directors may not pledge our securities as collateral for a loan or hold shares of our common stock in a margin account.

Stock Ownership Guidelines

To further align the interests of our CEO and board of directors with those of our stockholders and to promote a long-term perspective in managing our Company, in February 2021, we adopted a stock ownership policy for our CEO and the non-employee members of our board of directors. Our stock ownership guidelines require our CEO to acquire and hold the number of shares of our common stock equal in value to five times his annual base salary until he ceases to be our Chief Executive Officer. For purposes of our stock ownership policy, we only count directly and beneficially owned shares of our common stock, including shares purchased through our employee stock purchase plan, and if applicable, shares underlying vested RSU awards that are deferred for settlement. Our CEO has five years from the effective date of the policy to obtain the required ownership level.

Compensation Clawback Policy

In February 2021, we adopted a compensation clawback policy that requires any Section 16 officer or executive vice president to repay or return cash bonuses and/or equity awards such officers have received from the Company (or any of its subsidiaries) in the event: (i) the Company issues a material restatement of its financial statements where the restatement was caused by such officer’s intentional misconduct; (ii) such officer was found to be in violation of non-compete provisions of any plan or agreement with the Company or its subsidiaries; or (iii) such officer has committed ethical or criminal violations. The compensation committee will consider all relevant factors and exercise business judgment in determining any appropriate amounts to recoup up to 100% of the compensation awarded. The policy applies to our incentive compensation arrangements beginning with the 2021 performance period and equity awards beginning with grants made after February 4, 2021.

Tax and Accounting Considerations

The compensation committee takes the applicable tax and accounting requirements into consideration in designing and overseeing our executive compensation program.

Deductibility of Executive Compensation

Under Section 162(m) of the Code, compensation paid to our covered executive officers (including our CEO and Chief Financial Officer), and except for certain grandfathered arrangements and certain compensation paid pursuant to a compensation plan in existence before the effective date of our initial public offering, will not be deductible to the extent it exceeds $1 million. In 2022, the compensation committee considered the potential future effects of Section 162(m) when determining Named Executive Officer compensation and the compensation committee is expected to consider the potential future effects of Section 162(m) when determining future Named Executive Officer compensation.

Accounting for Stock-Based Compensation

The compensation committee takes accounting considerations into account in designing compensation plans and arrangements for our executive officers and other employees. Chief among these is ASC Topic 718, the standard which governs the accounting treatment of certain stock-based compensation. Among other things, ASC Topic 718 requires us to record a compensation expense in our income statement for all equity awards granted to our executive officers and other employees. This compensation expense is based on the grant date “fair value” of the equity award and, in most cases, will be recognized ratably over the award’s requisite service period (which, generally, will correspond to the award’s vesting schedule). This compensation expense is also reported in the compensation tables below, even though recipients may never realize any value from their equity awards.

Compensation Tables

Summary Compensation Table

The following table provides information regarding the compensation of our Named Executive Officers during the fiscal years ended December 31, 2022, 2021 and 2020.

Name	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Zander Lurie(3)	2022	517,173	—	—	6,868,121	281,780	6,865	7,673,939
Chief Executive Officer	2021	477,003	—	5,687,119	—	453,153	6,532	6,623,807
& Director	2020	445,000	—	5,501,673	5,605,957	396,050	5,850	11,954,530

Lora Blum	2022	373,789	—	340,500	1,964,638	112,024	6,799	2,797,750
Chief Legal Officer	2021	354,455	—	910,108	1,162,051	231,504	6,532	2,664,650
& Secretary	2020	333,750	—	715,213	655,856	162,113	5,850	1,872,782

Priyanka Carr(4)	2022	377,173	—	340,500	3,274,391	126,593	6,685	4,125,342
Chief Operating Officer

Ken Ewell(5)	2022	388,231	—	340,500	2,621,933	118,114	9,937	3,478,715
Chief Customer Officer

Rich Sullivan(6)	2022	24,808	150,000	—	2,490,227	—	71	2,665,106
Chief Financial Officer

Justin Coulombe(7)	2022	312,519	—	—	3,742,168	—	4,337	4,059,024
Chief Financial Officer	2021	340,305	—	1,387,780	1,565,870	196,643	5,155	3,495,753

John Schoenstein(8)	2022	328,558	205,039	—	2,338,853	—	8,598	2,881,048
Chief Revenue Officer	2021	420,914	—	1,137,640	1,452,571	275,429	8,734	3,295,288
	2020	370,833	—	1,100,323	1,009,005	332,497	7,907	2,820,565

(1)
The amounts reported in the “Option Awards” and “Stock Awards” columns represent the aggregate grant-date fair value of the stock options and/or RSUs, RSAs or PSAs awarded to the Named Executive Officer in 2022, 2021, and 2020 (if applicable), calculated in accordance with ASC Topic 718. Such grant-date fair value does not consider any estimated forfeitures related to service-vesting conditions. The assumptions used in determining the grant date fair value of the stock options and/or RSUs, RSAs or PSAs reported in these columns are set forth in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on February 17, 2023.

(2)
For 2022, the amounts reported include: (i) matching 401(k) contributions of $5,125 for each of Mr. Lurie, Ms. Blum and Ms. Carr, and $6,750 for each of Mr. Ewell and Mr. Schoenstein, and $3,091 for Mr. Coulombe; (ii) basic group term life insurance on behalf of Mr. Lurie and Ms. Blum ($810 each), Ms. Carr ($486), Mr. Ewell ($2,322), Mr. Sullivan ($48), Mr. Coulombe ($355) and Mr. Schoenstein ($955), and (iii) tax gross-ups for de minimis perquisites and personal benefits.

(3)
Mr. Lurie serves as our Chief Executive Officer and director, and, from September 30, 2022 through December 12, 2022, following Mr. Coulombe’s resignation as Chief Financial Officer and before Mr. Sullivan’s appointment as Chief Financial Officer, also served as our interim Chief Financial Officer, but received no additional compensation for the interim role. The Company estimated the grant-date fair value of Mr. Lurie’s performance stock award (“PSA”) subject to a relative total stockholder return vesting condition using a Monte Carlo simulation model, with the following assumptions: risk-free interest rate of 2.01%, remaining measurement period of 2.8 years, expected dividend yield of 0.0%, and annualized volatility of 49.8% and 28.3% for our common stock and Index stock respectively. Based on target achievement level of 100%, the grant date fair value of the award was $18.92 per share. The number of shares to be earned under the PSA may range from 0% to 200% of the target number of shares of 180,704.

(4)
Ms. Carr was promoted to the role of Chief Operating Officer in March 2022, and therefore her compensation set forth in the table above reflects compensation received both prior to her promotion and as COO. Please also see Compensation Discussion and Analysis – Compensation Setting Process – Compensation Elements – Base Salary above.

(5)
Mr. Ewell’s role as Chief Customer Officer was expanded in August 2022, and therefore his compensation set forth in the table above reflects compensation received both prior to and after the expansion of his role.  Please also see Compensation Discussion and Analysis – Compensation Setting Process – Compensation Elements – Base Salary above.

(6)
Mr. Sullivan was appointed as Chief Financial Officer in December 2022. Accordingly, amounts reported reflect his salary prorated for the portion of 2022 in which he was employed with us. Mr. Sullivan did not receive an annual cash bonus under the Executive Bonus Plan but instead received a signing bonus of $150,000, payable in two installments of $75,000 each: the first installment was paid in December 2022; and the second installment was paid in February 2023, at the same time Executive Bonus Plan payments were made to the other NEOs.

(7)
Mr. Coulombe was promoted to the role of Chief Financial Officer in June 2021 and departed in September 2022. Accordingly, amounts reported in 2022 reflect Mr. Coulombe’s salary prorated for the portion of 2022 in which he was employed with us, and amounts reported in 2021 reflect both compensation received prior to his promotion and during his tenure as Chief Financial Officer. Mr. Coulombe did not receive a 2022 annual cash bonus.

(8)
Mr. Schoenstein departed as our Chief Revenue Officer in October 2022. Accordingly, amounts reported reflect his salary prorated for the portion of 2022 in which he was employed with us. While Mr. Schoenstein did not receive a 2022 annual cash bonus under the Executive Bonus Plan, he did receive a mid-year retention bonus of $205,039.

Grants of Plan-Based Awards in 2022
		Estimated future payouts under non-equity incentive plan awards(1)			Stock awards (#)(2)	Option awards (#)(2)	Exercise price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)(3)
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)
Zander Lurie(4)	2/25/22	260,000	520,000	780,000	—	—	—	—
	3/13/22	—	—	—	599,942	—	—	6,868,121

Lora Blum	2/25/22	103,125	206,250	309,375	119,795	—	—	1,964,638
	8/29/22	—	—	—	—	150,000	7.14	340,500

Priyanka Carr	2/25/22	133,000	266,000	399,000	199,658	—	—	3,274,391
	8/29/22	—	—	—	—	150,000	7.14	340,500

Ken Ewell(5)	2/25/22	—	—	—	128,352	—	—	2,104,973
	8/24/22	145,250	290,500	435,750	72,000	—	—	516,960
	8/29/22	—	—	—	—	150,000	7.14	340,500

Rich Sullivan(6)	12/13/22	150,500	301,000	451,500	325,946	—	—	2,490,227

Justin Coulombe(7)	2/25/22	147,000	294,000	441,000	228,181	—	—	3,742,168

John Schoenstein(8)	2/25/22	170,000	340,000	510,000	142,613	—	—	2,338,853

(1)
All non-equity incentive plan awards were made under the 2022 terms and conditions of our Executive Bonus Plan. Subject to exercise of CEO discretion, an additional individual performance multiplier ranging from 0% to 130% of a Named Executive Officer’s bonus payment (other than the CEO) may also apply as discussed in Compensation Discussion and Analysis – Compensation-Setting Process – Annual Cash Bonus above.

(2)
Represents number of shares of our common stock underlying each Restricted Stock Award ("RSA"), Performance Restricted Stock Award ("PSA"), Restricted Stock Units award ("RSU") or employee stock option award under the 2018 Equity Incentive Plan (the “2018 Plan”).

(3)	Amounts reported represent the aggregate grant-date fair value of PSAs, RSAs, RSUs and stock option awards calculated in accordance with ASC Topic 718.
(4)
Mr. Lurie received grants of a PSA and an RSA in March 2022. The PSA award reflects 361,408 shares, which is the maximum number of shares subject to the award. The target number of shares subject to the award is 180,704. The RSA was granted for 238,534 shares.

(5)
Mr. Ewell received grants of RSUs in February 2022 prior to expansion of his Chief Customer Officer role. In August 2022, following expansion of his Chief Customer Officer role, Mr. Ewell, received a non-equity incentive grant under the Executive Bonus Plan, an RSU, and an employee stock option.

(6)
Mr. Sullivan joined the Company too late in the year to be eligible for a bonus to be paid under the Executive Bonus Plan. He was paid a signing bonus reflected in the Summary Compensation Table above.

(7)	Mr. Coulombe departed the Company in September 2022 and, accordingly, was paid no bonus under the Executive Bonus Plan.
(8)
Mr. Schoenstein departed the Company in October 2022 and, accordingly, was paid no bonus under the Executive Bonus Plan. He was paid a mid-year retention bonus reflected in the Summary Compensation Table above.

Outstanding Equity Awards at 2022 Year-End

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2022:
			Option Awards				Stock awards
Name	Grant Date(1)		Number of securities underlying unexercised options - exercisable (#)	Number of securities underlying unexercised options - unexercisable (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(2)
Zander Lurie	5/19/2015	(3)	145,000	—	16.03	5/19/2025
	8/6/2015	(4)	190,000	—	16.03	8/6/2025
	1/16/2016	(5)	2,200,000	—	16.03	1/16/2026
	3/5/2018	(6)	561,000	—	13.20	3/5/2028
	2/15/2019	(7)	414,000	—	12.35	2/15/2029
	2/18/2020	(8)	387,541	176,155	21.32	2/18/2030
	2/18/2020	(9)					88,077	616,539
	2/16/2021	(10)	338,865	—	21.99	2/16/2031
	3/13/2022	(11)					361,408	2,529,856
	3/13/2022	(12)					178,900	1,252,300

Lora Blum	2/17/2017	(13)	243,752	—	16.03	2/17/2027
	3/05/2018	(14)	7,750	—	13.20	3/5/2028
	2/15/2019	(15)	41,668	—	12.35	2/15/2029
	2/18/2020	(16)	67,173	6,107	21.32	2/18/2030
	2/18/2020	(17)					3,053	21,371
	2/16/2021	(18)	50,418	36,012	21.99	2/16/2031
	2/16/2021	(19)					18,006	126,042
	2/25/2022	(20)					89,846	628,922
	8/29/2022	(21)	—	150,000	7.14	8/29/2025

Priyanka Carr	9/6/2018	(22)	8,333	—	13.65	9/6/2028
	2/15/2019	(23)	8,333	—	12.35	2/15/2029
	2/18/2020	(24)	51,671	4,697	21.32	2/18/2030
	2/18/2020	(25)					2,349	16,443
	8/27/2020	(26)	28,112	9,370	24.91	8/27/2030
	8/27/2020	(27)					4,685	32,795
	2/4/2021	(28)					13,505	94,535
	2/16/2021	(29)	37,813	27,010	21.99	2/16/2031
	2/25/2022	(30)					149,743	1,048,201
	8/29/2022	(31)	—	150,000	7.14	8/29/2025

Ken Ewell	2/4/2021	(32)					31,250	218,750
	2/16/2021	(33)	62,500	62,500	21.99	2/16/2031
	8/25/2021	(34)	9,850	13,790	19.67	8/25/2031
	8/25/2021	(35)					6,895	48,265
	2/25/2022	(36)					96,264	673,848
	8/24/2022	(37)					66,000	462,000
	8/29/2022	(38)	—	150,000	7.14	8/29/2025

Rich Sullivan	12/13/2022	(39)					325,946	2,281,622

John Schoenstein	10/31/2017	(40)	78,125	—	16.03	10/31/2027
	3/5/2018	(41)	29,168	—	13.20	3/5/2028
	2/15/2019	(42)	137,500	—	12.35	2/15/2029
	2/18/2020	(43)	93,948	—	21.32	2/18/2030
	2/16/2021	(44)	54,019	—	21.99	2/16/2031

(1)
Outstanding equity awards granted prior to September 2018 were pursuant to our 2011 Equity Incentive Plan (the “2011 Plan”). All other awards were pursuant to our 2018 Plan. All option awards under the 2011 Plan may be early exercised.

(2)
The market value of unvested shares is calculated by multiplying the number of unvested shares held by the applicable Named Executive Officer by the closing price of our common stock on December 31, 2022, which was $7.00.

(3)	The shares underlying this option were fully vested as of December 31, 2022.
(4)	The shares underlying this option were fully vested as of December 31, 2022.
(5)	The shares underlying this option were fully vested as of December 31, 2022.
(6)	The shares underlying this option were fully vested as of December 31, 2022.
(7)	The shares underlying this option were fully vested as of December 31, 2022
(8)	The shares underlying this option vest, subject to Mr. Lurie’s continued role as a service provider to us, as to 1/12th of the total shares on May 15, 2020 and quarterly thereafter.

(9)	The shares underlying this RSU vest, subject to Mr. Lurie’s continued role as a service provider to us, as to 1/12th of the total shares on May 15, 2020 and quarterly thereafter.
(10)
The shares underlying this Performance Option becomes exercisable, subject to Mr. Lurie’s continued role as a service provider to us, if both a Time-Based Service Requirement and a Stock Price Achievement Requirement are met as follows: (i) the Time-Based Service Requirement vests as to 1/12th of the total shares on May 15, 2021 and quarterly thereafter; and (ii) the Stock Price Achievement Requirement is met if, on or before February 16, 2025, the average closing price has equaled or exceeded 133% of the Performance Option Exercise Price for 30 consecutive trading days.

(11)
The shares underlying this Performance Restricted Stock Award ("PSA") vest, subject to Mr. Lurie's continued role as a service provider to us, as follows: The number of shares eligible for vesting under the PSA will depend upon (i) the Issuer's total stockholder return ("TSR") as compared to a specified index (the "Index") over a 3-year performance period ending 12/31/2024 (the "Total Performance Period"); (ii) the Issuer's TSR as compared to the Index during the 1st year of the Total Performance Period ending 12/31/2022; and (iii) the Issuer's TSR as compared to the Index during the 2nd year of the Total Performance Period ending 12/31/2023. Vesting in each of the 1st or 2nd years of the Total Performance Period is capped at 1/3 of the target number of shares. On the first anniversary of the award’s grant date, 19,189 shares vested based on performance measured during the One-Year Performance Period. Shares may also vest in the event of a liquidity event in accordance with the PSA agreement. The maximum number of shares of restricted stock subject to the PSA is 361,408. The target number of shares eligible for vesting is 180,704, one-half of the maximum number.

(12)	The shares underlying this RSU vest, subject to Mr. Lurie’s continued role as a service provider to us, as to 1/12th of the total shares on May 15, 2022 and quarterly thereafter.
(13)	The shares underlying this option were fully vested as of December 31, 2022
(14)	The shares underlying this option were fully vested as of December 31, 2022.
(15)	The shares underlying this option were fully vested as of December 31, 2022
(16)	The shares underlying this option vest, subject to Ms. Blum’s continued role as a service provider to us, as to 1/12th of the total shares on May 15, 2020 and quarterly thereafter.
(17)	The shares underlying this RSU vest, subject to Ms. Blum’s continued role as a service provider to us, as to 1/12th of the total shares on May 15, 2020 and quarterly thereafter.
(18)	The shares underlying this option vest, subject to Ms. Blum’s continued role as a service provider to us, as to 1/12th of the total shares on May 15, 2021 and quarterly thereafter.
(19)	The shares underlying this RSA vest, subject to Ms. Blum’s continued role as a service provider to us, as to 1/12th of the total shares on May 15, 2021 and quarterly thereafter.
(20)	The shares underlying this RSA vest, subject to Ms. Blum’s continued role as a service provider to us, as to 1/12th of the total shares on May 15, 2022 and quarterly thereafter.
(21)	All of the shares underlying this option vest, subject to Ms. Blum's continued role as a service provider to us, on August 15, 2023.
(22)	The shares underlying this option were fully vested as of December 31, 2022.
(23)	The shares underlying this option were fully vested as of December 31, 2022.
(24)	The shares underlying this option vest, subject to Ms. Carr's continued role as a service provider to us, as to 1/12th of the total shares on May 15, 2020 and quarterly thereafter.
(25)	The shares underlying this RSU vest, subject to Ms. Carr's continued role as a service provider to us, as to 1/12th of the total shares on May 15, 2020 and quarterly thereafter.
(26)	The shares underlying this option vest, subject to Ms. Carr's continued role as a service provider to us, as to 1/12th of the total shares on November 15, 2020 and quarterly thereafter.
(27)	The shares underlying this RSU vest, subject to Ms. Carr's continued role as a service provider to us, as to 1/12th of the total shares on November 15, 2020 and quarterly thereafter.
(28)	The shares underlying this RSU vest, subject to Ms. Carr's continued role as a service provider to us, as to 1/12th of the total shares on May 15, 2021 and quarterly thereafter.
(29)	The shares underlying this option vest, subject to Ms. Carr's continued role as a service provider to us, as to 1/12th of the total shares on May 15, 2021 and quarterly thereafter..
(30)	The shares underlying this RSA vest, subject to Ms. Carr's continued role as a service provider to us, as to 1/12th of the total shares on May 15, 2022 and quarterly thereafter.
(31)	All of the shares underlying this option vest, subject to Ms. Carr's continued role as a service provider to us, on August 15, 2023.
(32)
The shares underlying this RSU vest, subject to Mr. Ewell’s continued role as a service provider to us, as to 1/4 of the total shares on November 15, 2021, and then 1/16 of the total shares vest quarterly thereafter.

(33)
The shares underlying this option vest, subject to Mr. Ewell’s continued role as a service provider to us, as to 1/4 of the total shares on November 15, 2021, and then 1/16 of the total shares vest quarterly thereafter.

(34)	The shares underlying this option vest, subject to Mr. Ewell’s continued role as a service provider to us, as to 1/12th of the total shares on November 15, 2021 and quarterly thereafter.
(35)	The shares underlying this RSU vest, subject to Mr. Ewell’s continued role as a service provider to us, as to 1/12th of the total shares on November 15, 2021 and quarterly thereafter.

(36)	The shares underlying this RSU vest, subject to Mr. Ewell’s continued role as a service provider to us, as to 1/12th of the total shares on May 15, 2022 and quarterly thereafter.
(37)	The shares underlying this RSU vest, subject to Mr. Ewell’s continued role as a service provider to us, as to 1/12th of the total shares on November 15, 2022 and quarterly thereafter.
(38)	All of the shares underlying this option vest, subject to Mr. Ewell's continued role as a service provider to us, on August 15, 2023.
(39)
The shares underlying this RSU vest, subject to Mr. Sullivan's continued role as a service provider to us, as to 1/4 of the total shares on November 15, 2023, and then 1/16 of the total shares vest quarterly thereafter.

(40)	The shares underlying this option were fully vested as of December 31, 2022.
(41)	The shares underlying this option were fully vested as of December 31, 2022.
(42)	The shares underlying this option were fully vested as of December 31, 2022.
(43)
The shares underlying this option vested, subject to Mr. Schoenstein’s continued role as a service provider to us, as to 1/12th of the total shares on May 15, 2020 and quarterly thereafter until Mr. Schoenstein departed as our Chief Revenue Officer in October 2022.

(44)
The shares underlying this option vested, subject to Mr. Schoenstein’s continued role as a service provider to us, as to 1/12th of the total shares on May 15, 2021 and quarterly thereafter until Mr. Schoenstein departed as our Chief Revenue Officer in October 2022.

See “Potential Payments upon Termination or Change in Control” below for a description of accelerated vesting provisions applicable to the Named Executive Officer’s outstanding equity awards.

Option Exercises and Stock Vested in 2022
	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)(1)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(2)
Zander Lurie	—	—	147,346	1,632,832
Lora Blum	—	—	60,735	648,266
Priyanka Carr	—	—	77,401	783,308
Ken Ewell	—	—	57,653	571,630
Rich Sullivan	—	—	—	—
Justin Coulombe	—	—	66,124	718,154
John Schoenstein	—	—	57,616	672,862

(1)
The value realized upon exercise of option awards is calculated by subtracting the exercise price of the options from the market price of the underlying common stock at the time of exercise. There were no options exercised by our NEOs in 2022.

(2)
The value realized upon vesting of RSAs and RSUs is calculated by multiplying the number of shares vested by the closing price our common stock on the vest date (or, in the event the vest date occurs on a holiday or weekend, the closing price on immediately preceding trading day). There were no PSAs that vested in 2022.

Potential Payments upon Termination or Change in Control

Qualifying Termination without Change in Control
Name	Base Salary Component ($)	Cash Bonus Component ($)	Value of Accelerated Equity Awards ($)	Value of Benefits ($)	Total ($)
Zander Lurie	520,000	—	—	53,383	573,383
Lora Blum	187,500	—	—	15,167	202,667
Priyanka Carr	212,500	—	—	6,936	219,436
Ken Ewell	207,500	—	—	15,167	222,667
Rich Sullivan	215,000	150,500	—	11,505	377,005

Qualifying Termination with Change in Control
Name	Base Salary Component ($)	Cash Bonus Component ($)	Value of Accelerated Equity Awards ($)	Value of Benefits ($)	Total ($)
Zander Lurie	780,000	517,173	4,398,695	53,383	5,749,251
Lora Blum	375,000	205,584	776,335	15,167	1,372,086
Priyanka Carr	425,000	264,021	1,191,974	6,936	1,887,932
Ken Ewell	415,000	271,762	1,402,863	15,167	2,104,792
Rich Sullivan	430,000	15,668	2,281,622	23,010	2,750,300

(1)	Value based on a per share price of $7.00, which was the closing price on December 30, 2022

We have entered into a change in control and severance agreement with each of our Named Executive Officers that provide for the severance and change in control benefits as described below. Each change in control and severance agreement will supersede any prior agreement or arrangement the Named Executive Officer may have had with us that provides for severance and/or change in control payments or benefits.

Each change in control and severance agreement with our Named Executive Officers has an initial term of three years commencing on the effective date of the agreement. On the third anniversary of the effective date of the agreement, the agreement will renew automatically for additional one-year terms unless either party provides the other party with written notice of nonrenewal at least one year prior to the date of automatic renewal. However, if a change in control (as defined in the applicable agreement) occurs when there are fewer than 12 months remaining during the initial term or during an additional term, the term of the change in control and severance agreement will extend automatically through the date that is 12 months following the date of the change in control. Additionally, if an initial occurrence of an act or omission by us that constitutes grounds for “good reason” occurs, and the expiration date of any cure period with respect to such grounds could occur following the expiration of the initial term or an additional term, the term of the change in control and severance agreement will extend automatically for 15 days following the expiration of the cure period.

Termination Without Change in Control

If a Named Executive Officer’s employment is terminated outside the period beginning three months before a change in control and ending 12 months following a change in control, or the Change in Control Period, either (1) by us (or any of our subsidiaries) without “cause” (excluding by reason of death or disability) or (2) by a Named Executive Officer for “good reason” (as such terms are defined in each of their change in control and severance agreement), they will receive the following benefits if they timely sign and do not revoke a release of claims in our favor:

•
a lump-sum payment equal to (x) 12 months for Mr. Lurie or six months for Mses. Blum and Carr and Messrs. Sullivan, and Ewell of annual base salary as in effect immediately prior to such termination (or if such termination is due to a resignation for good reason based on a material reduction in base salary, then as in effect immediately prior to the reduction), and (y) with respect to Mr. Sullivan, a portion of his target annual bonus amount, pro-rated based on number of days of completed service for that fiscal year, provided that if Mr. Sullivan is terminated prior to the six-month anniversary of his start date, the pro-rated bonus amount will be based on six months;

•
payment of premiums for coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for up to 18 months for Mr. Lurie and up to six months for Mses. Blum and Carr and Messrs. Sullivan, and Ewell (and for each of their eligible dependents, if any), or taxable monthly payments for the equivalent period in the event payment of the COBRA premiums would violate, or be subject to an excise tax under, applicable law.

Termination With Change in Control

If, within the Change in Control Period, a Named Executive Officer’s employment is terminated either (1) by us (or any of our subsidiaries) without cause (excluding by reason of death or disability) or (2) by either of them for good reason, they will receive the following benefits if they timely sign and do not revoke a release of claims in our favor:

•
a lump-sum payment, less applicable withholdings, equal to the sum of (x) 18 months for Mr. Lurie, and 12 months for Mses. Blum and Carr and Messrs. Sullivan, and Ewell, of annual base salary as in effect immediately prior to such termination (or if such termination is due to a resignation for good reason based on a material reduction in base salary, then as in effect immediately prior to the reduction or if greater, at the level in effect immediately prior to the change in control) and (y) a prorated portion of such executive’s target annual bonus as in effect for the fiscal year in which the termination occurs, prorated based on the number of days of completed service for the fiscal year in which the termination occurs;

•
payment of premiums for coverage under COBRA for the Named Executive Officer and such Named Executive Officer’s eligible dependents, if any, for up to 18 months for Mr. Lurie, for up to 12 months for Mr. Sullivan, and up to six months for Mses. Blum and Carr and Mr. Ewell, or taxable monthly payments for the equivalent period in the event payment of the COBRA premiums would violate, or be subject to an excise tax under, applicable law; and

•
(x) with respect to Messrs. Lurie, and Ewell and Mses. Blum and Carr, 100% accelerated vesting and exercisability of all outstanding equity awards and, in the case of an equity award with performance-based vesting unless otherwise specified in the applicable equity award agreement governing such award, all performance goals and other vesting criteria generally will be deemed achieved at 100% of target levels, and (y) with respect to Mr. Sullivan, (1) 25% accelerated vesting of all outstanding equity awards (or 50% if the Additional Award is not granted as of the termination date) upon a change in control on or before the 6 month anniversary of his start date, (2) 50% accelerated vesting of all outstanding equity awards (or 75% if the Additional Award is not granted as of the termination date) upon a change in control between 6 months and one day of his start date and one day prior to the twelve month anniversary of his start date, and (3) 100% accelerated vesting of all outstanding equity awards upon a change in control after the twelve month anniversary of his start date.  The equity award agreement governing Mr. Lurie’s PSA award provides that in the event of a change in control, the number of shares eligible to vest will be determined based on actual performance.  For purposes of this disclosure, we have assumed that the number of shares eligible to vest is calculated based on achievement at 100% of target levels.

If any of the amounts provided for under these change in control and severance agreements or otherwise payable to any of our Named Executive Officers would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code (the “Code”) and could be subject to the related excise tax, the Named Executive Officer would be entitled to receive either full payment of benefits under his or her change in control or severance agreement or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the Named Executive Officer. The change in control and severance agreements do not require us to provide any tax gross-up payments.

CEO Pay Ratio

As required by SEC rules, we are providing the following information about the relationship between the annual total compensation of our Chief Executive Officer and the annual total compensation of our median compensated employee (our “CEO pay ratio”).

For our fiscal year ending on December 31, 2022:

•
the median annual total compensation of all employees of our company, other than our Chief Executive Officer (our “Median Employee”) was $194,970. This annual total compensation was calculated in accordance with SEC rules, using the same methodology we use for our Named Executive Officers as set forth in our Summary Compensation Table for 2022 (above);

•	the annual total compensation of our Chief Executive Officer, Zander Lurie, as reported for him in our Summary Compensation Table for 2022 (above) was $7,673,939; and

•	the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our Median Employee was approximately 39 to 1.

We believe this ratio is a reasonable estimate calculated in a manner consistent with SEC rules and based upon our reasonable judgment and assumptions.

To identify our Median Employee, we examined the compensation of all our full-time, part-time, temporary, or seasonal employees (other than our Chief Executive Officer and those employees excluded as described below) as of December 31, 2022 (our “Determination Date”), which was a date within the last three months of our last completed fiscal year. As of our Determination Date, our employee population consisted of 1,388 individuals working at our parent company and consolidated subsidiaries, with 827 employees located inside the United States and 561 employees located outside the United States. As permitted by SEC rules, we chose to exclude employees who are employed in certain jurisdictions from the determination of our median employee pursuant to the de minimis exemption, given the relatively small number of employees in those jurisdictions and the estimated additional time, effort and expense that would be required to obtain and analyze their compensation information. In total, we excluded 41 employees in 5 countries, who together represent less than 5% of our total employee population, from the following jurisdictions: Australia (13), Austria (1), Germany (4), Italy (10), and the United Kingdom (13). We did include our employees in the United States, Canada, Ireland and the Netherlands. After taking into account the de minimis exemption, 1,347 employees were considered for identifying the median employee. We did not include any independent contractors or other non-employee workers in our employee population. We used a consistently applied compensation measure consisting of:

•	annual base salary rates (annualized where appropriate for partial-year employees);

•	annual variable cash compensation targets (annual bonus or commission); and

•
the fair value on the Determination Date of our guideline equity awards identified for each employee role granted as part of our regular annual equity award grant cycle, calculated using the same methodology we used for our Named Executive Officers in our Summary Compensation Table for 2022 (above).

Taken together, this is Total Direct Compensation, which reflects our compensation structure across our entire employee population. We selected this compensation measure as it captures the principal forms of compensation delivered to our employees and this information is readily available with respect to our employee population. Payments not made in U.S. dollars were converted to U.S. dollars using the applicable currency exchange rates we used for all accounting and transactions as of the Determination Date. We did not make any cost-of-living adjustment.

Using this approach, the Median Employee was a full-time employee based in Canada hired during 2020. We then calculated the fiscal 2022 annual total compensation for the Median Employee using the same methodology we use for our Named Executive Officers as set forth in our Summary Compensation Table for 2022.

Because SEC rules for identifying the median of the annual total compensation of all employees allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions that reflect their employee population and compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide any defined benefit pension plans or any nonqualified deferred compensation plans or arrangements to our executive officers. We maintain a tax-qualified retirement plan, or the 401(k) plan, that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis, and our executive officers are eligible to participate on the same basis as other employees. Eligible employees are able to participate in the 401(k) plan as of the first day of the month following the date they meet the 401(k) plan’s eligibility requirements, and participants are able to defer up to 100% of their eligible compensation subject to applicable annual Code limits. All participants’ interests in their deferrals are 100% vested when contributed. The 401(k) plan permits us to make matching contributions and profit-sharing contributions to eligible participants and we match up to 25% of such contributions.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Compensation Committee Report

This report, filed in accordance with Item 407(e)(5) of Regulation S-K, should be read in conjunction with the other information relating to executive compensation which is contained elsewhere in this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and is not repeated here.

In this context, the compensation committee hereby reports as follows:

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis provided above in this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Based on its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Compensation Committee

Benjamin C. Spero (Chair)
Lauren Antonoff
Sheryl K. Sandberg

Non-Employee Director Compensation

In August 2018, our board of directors approved a compensation policy for our non-employee directors (the “director compensation policy”), which was most recently amended in May 2022. The director compensation policy was developed with input from our previous independent compensation consultant firm, Compensia, Inc. regarding practices and compensation levels at comparable companies. It is designed to attract, retain and reward non-employee directors.

Under our director compensation policy, each non-employee director is entitled to receive the cash and equity compensation for board services as described below. We also reimburse our non-employee directors for reasonable, customary and documented expenses for travel to board meetings. The director compensation policy includes a maximum annual limit of cash payments in any fiscal year of $200,000 (increased to $300,000 with respect to non-employee directors who serve in the capacity of Chair of the board of directors, lead outside director and/or audit committee chair at any time during the fiscal year).

Additionally, the director compensation policy provides, subject to the adjustment provisions contained in the director compensation policy, that no non-employee director may be granted, in any fiscal year, equity awards with a grant date fair value of greater than $750,000, increased to $1,000,000 in the fiscal year of his or her initial service as a non-employee director. For purposes of this limitation, the value of equity awards is based on the grant date fair value determined using the same methodology our board of directors or our compensation committee uses to determine the grant date fair value of equity awards to our executive officers. Pursuant to the methodology, the value of RSUs will be determined by using the average closing price of our common stock over a period of time prior to the date of grant (not to exceed 120 days), with such period of time to be determined by our board of directors or our compensation committee, and the value of nonstatutory stock options will be determined by using a ratio of non-statutory stock options to RSUs, with such ratio to be determined by our board of directors or our compensation committee, not to exceed 4:1. Any cash compensation paid or equity awards granted to a person for his or her services as an employee, or for his or her services as a consultant (other than as a non-employee director), will not count for purposes of the limitations. The maximum limits do not reflect the intended size of any potential compensation or equity awards to our non-employee directors.

Cash Compensation

Under our director compensation policy, non-employee directors are entitled to receive the following annual cash compensation for their respective services. Members of the strategic committee are not entitled to receive compensation for their services.

Annual Cash Compensation for Non-Employee Directors
Role	Board of Directors	Audit Committee	Compensation Committee	Nominating & Governance Committee
Member	$30,000	$8,000	$5,000	$3,500
Chair	$42,000	$20,000	$10,000	$7,500

Chairs of our board or its committees are paid at the “chair” rate and are not paid additional member fees. All cash payments to non-employee directors are paid quarterly in arrears on a prorated basis.

Equity Compensation

Initial Grant. Each person who first becomes a non-employee director will receive, on the date of the first board of director or compensation committee meeting occurring on or after the date on which such individual first becomes a non-employee director, an equity award (the “initial grant”), in the form as determined by the Board with a total value of $320,000. In the absence of the Board making a determination as to the form of the award, the award shall be made in the form of RSUs. If the initial grant is in the form of both non-statutory stock options and RSUs, the allocation of value between non-statutory stock options and RSUs subject to the initial grant will be determined in accordance with the methodology described above. The initial grant will be scheduled to vest as to 1/12th of the shares subject to the grant on the first quarterly vesting date that is on or after the three-month anniversary of the commencement of the non-employee director’s service as a non-employee director, and as to 1/12th of the shares subject to the grant on each quarterly vesting date thereafter, if on such dates the non-employee director has remained in continuous service as a director.  The “quarterly vesting date” is each of February 15, May 15, August 15, and November 15.

Annual Grant. Each non-employee director will receive, annually, an award (the “annual grant”) with a total value of $160,000. If the annual grant is in the form of both non-statutory stock options and RSUs, the allocation of value between non-statutory stock options and RSUs will be determined in accordance with the methodology described above. The annual grant will be scheduled to vest as to 1/4th of the shares subject to the grant on the first quarterly vesting date following the grant date and as to 1/4th of the shares on each quarterly vesting date thereafter, if on such dates the non-employee director has remained in continuous service as a director.

In the event of a “change in control” (as defined in our 2018 Equity Incentive Plan (the “2018 Plan”)), each non-employee director will fully vest in his or her outstanding initial grant or annual grant(s), provided that the non-employee director continues to be a non-employee director through the date of such “change in control.” Additionally, if a non-employee director’s service is terminated due to his or her death or Disability (as defined in the 2018 Plan), such non-employee director will fully vest in his or her outstanding initial grant or annual grant(s) granted on or after January 1, 2020.

For information about the compensation of directors who are also our employees, see the section titled “Executive Compensation.”

Director Compensation in Fiscal 2022

The following table provides information regarding compensation of our non-employee directors for service as directors for 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)	RSUs Outstanding (#)(2)	Options Outstanding (#)(2)
David A. Ebersman	45,500	120,098	—	165,598	5,025	236,176
Lauren Antonoff(3)	11,318	262,580	—	273,898	36,571	—
Susan L. Decker	41,005	120,098	—	161,103	5,025	236,176
Dana L. Evan	50,000	120,098	—	170,098	5,025	236,176
Ryan Finley	33,965	120,098	—	154,063	5,025	26,176
Sagar Gupta(4)	25,000	360,293	—	385,293	21,775	—
Erika H. James	37,500	120,098	—	157,598	5,025	135,551
Sheryl K. Sandberg(5)	—	—	—	—	—	—
Benjamin C. Spero(6)	46,334	120,098	—	166,432	5,025	26,176
Brad D. Smith(7)	6,667	—	—	6,667	—	—
Serena J. Williams(8)	17,853	120,098	—	137,951	—	—

(1)
The amounts reported in the “Stock Awards” and “Option Awards” columns represent the aggregate grant-date fair value of the RSUs and stock options awarded to the non-employee director in 2022, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation (“ASC Topic 718”). Such grant-date fair value does not take into account any estimated forfeitures related to service vesting conditions. The assumptions used in calculating the grant date fair value of the RSUs and stock options reported in these columns are set forth in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on February 17, 2023.

(2)	As of December 31, 2022, our non-employee directors held outstanding RSUs and outstanding stock options to purchase the number of shares of common stock set forth in each column.
(3)	Ms. Antonoff joined our board of directors on August 24, 2022 and her fees are pro-rated accordingly.
(4)	Mr. Gupta disclaims any compensation for his service as our director and directs it to funds affiliated with Legion Partners.
(5)
Ms. Sandberg has declined to receive any compensation for her service as a member of our board of directors. She plans to donate the remaining shares beneficially owned by her (or the proceeds from the sale thereof) to the Sheryl Sandberg and Dave Goldberg Family Foundation as part of fulfilling their philanthropic commitment to the Giving Pledge.

(6)	Mr. Spero disclaims any compensation for his service as a member of our board of directors and directs it to funds affiliated with Spectrum Equity.
(7)	Mr. Smith resigned as a member of our board of directors effective February 28, 2022.
(8)	Ms. Williams resigned as a member of our board of directors effective August 4, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Rights (#)	Weighted Average Exercise Price of Outstanding Options and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column) (#)
Equity compensation plans approved by security holders
2011 Equity Incentive Plan(1)	7,441,722	15.41	—
2018 Equity Incentive Plan(2)	13,714,897	17.33	18,575,514
2018 Employee Stock Purchase Plan(3)	—	—	5,984,411
Equity compensation plans not approved by security holders	—	—	—
TOTAL	21,156,619	16.24	24,559,925

(1)
As a result of the adoption of the 2018 Plan, we no longer grant awards under the 2011 Plan; however, all outstanding options issued pursuant to the 2011 Plan continue to be governed by their existing terms. To the extent that any such awards are forfeited or lapse unexercised or are repurchased, the shares of common stock subject to such awards will become available for issuance under the 2018 Plan. Includes options to purchase 7,441,722 shares of our common stock and no RSUs outstanding under our 2011 Plan.

(2)
Our 2018 Plan provides that the number of shares available for issuance under the 2018 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 12,500,000 shares, (ii) five percent (5%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as our board of directors may determine. Includes options to purchase 5,691,724 shares of our common stock and RSUs representing 8,023,173 shares of our common stock outstanding under our 2018 Plan.

(3)
Our 2018 Employee Stock Purchase Plan (the “ESPP”) provides that the number of shares available for issuance under the ESPP will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 5,346,888 shares, (ii) one percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as may be determined by the administrator of the ESPP.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 5, 2023 for:

•	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock;

•	each of our Named Executive Officers;

•	each of our directors and nominees for director; and

•	all of our current executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.

We have based our calculation of the percentage of beneficial ownership on 150,689,947 shares of our common stock outstanding as of April 5, 2023 (the “Beneficial Ownership Date”). We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of April 5, 2023, or issuable pursuant to RSUs which are subject to vesting and settlement conditions expected to occur within 60 days of April 5, 2023 to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Momentive Global Inc., One Curiosity Way, San Mateo, California 94403.

	Common Stock
Name of Beneficial Owner	Number	Percentage
Named Executive Officers and Directors:
Zander Lurie(1)	5,978,443	3.9
Lora D. Blum(2)	619,822	*
Priyanka Carr(3)	424,765	*
Ken Ewell(4)	219,675	*
Rich Sullivan(5)	66,068	*
Justin Coulombe(6)	—	*
John S. Schoenstein(7)	—	*
Lauren Antonoff(8)	6,095	*
Susan L. Decker(9)	294,314	*
David A. Ebersman(10)	294,314	*
Dana L. Evan(11)	274,676	*
Ryan Finley(12)	8,154,603	5.4
Sagar Gupta (13)	—	*
Erika H. James(14)	166,812	*
Sheryl K. Sandberg(15)	8,899,833	5.9
Benjamin C. Spero(16)	124,122	*
All executive officers and directors as a group (17 persons)(17)	26,347,230	16.7

Greater than 5% Stockholders:
The Vanguard Group Inc.(18)	13,521,099	9.0
BlackRock, Inc.(19)	10,034,627	6.7
ArrowMark Colorado Holdings, LLC(20)	9,514,875	6.3
Sheryl K. Sandberg Revocable Trust(21)	8,899,833	5.9
SM Profits, LLC(22)	8,105,289	5.4
Magnetar Financial LLC(23)	7,707,761	5.1

*Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.

(1)
Mr. Lurie’s ownership includes (i) 39,330 shares held of record by the Jason and Jennifer Lurie Family 2018 Irrevocable Trust dated May 31, 2018, of which Kristin Vogelsong, Mr. Lurie’s spouse, is the trustee, (ii) 39,330 shares held of record by the Eliza and Larry Becker Family 2018 Irrevocable Trust dated May 31, 2018, of which Ms. Vogelsong is the trustee, (iii) 26,219 shares held of record by the Scott and Caitlin Vogelsong Family 2018 Irrevocable Trust dated May 31, 2018, of which Ms. Vogelsong is the trustee, (iv) 4,403,686 shares subject to options fully-vested and exercisable within 60 days of the Beneficial Ownership Date, (v) 88,303 RSUs fully-vested and releasable within 60 days of the Beneficial Ownership Date, (vi) 501,242 shares of common stock underlying RSAs and PSAs.

(2)
Ms. Blum’s ownership includes (i) 431,273 shares subject to options fully-vested and exercisable within 60 days of the Beneficial Ownership Date, (ii) 21,142 RSUs fully-vested and releasable within 60 days of the Beneficial Ownership Date, and (iii) 94,268 shares of common stock underlying RSAs.

(3)
Ms. Carr’s ownership includes (i) 156,010 shares subject to options fully-vested and exercisable within 60 days of the Beneficial Ownership Date, (ii) 37,296 RSUs fully-vested and releasable within 60 days of the Beneficial Ownership Date, and (iii) 133,105 shares of common stock underlying RSAs.

(4)
Mr. Ewell’s ownership includes (i) 91,915 shares subject to options fully-vested and exercisable within 60 days of the Beneficial Ownership Date and (ii) 54,622 RSUs fully-vested and releasable within 60 days of the Beneficial Ownership Date.

(5)	Following Mr. Sullivan’s arrival in December 2022, 66,068 RSUs are fully-vested and releasable within 60 days of the Beneficial Ownership Date. He does not hold any shares of our common stock.
(6)
Following Mr. Coulombe’s departure on September 30, 2022, no shares subject to options are fully-vested and exercisable within 60 days of the Beneficial Ownership Date, and no RSUs are fully-vested and releasable within 60 days of the Beneficial Ownership Date. He does not hold any shares of our common stock.

(7)
Following Mr. Schoenstein’s departure on October 3, 2022, no shares subject to options are fully-vested and exercisable within 60 days of the Beneficial Ownership Date, and no RSUs are fully-vested and releasable within 60 days of the Beneficial Ownership Date. He does not hold any registered shares of our common stock.

(8)	Ms. Antonoff’s ownership includes 3,047 RSUs fully-vested and releasable within 60 days of the Beneficial Ownership Date.
(9)
Ms. Decker’s ownership includes (i) 236,176 shares subject to options fully-vested and exercisable within 60 days of the Beneficial Ownership Date, and (ii) 2,512 RSUs fully-vested and releasable within 60 days of the Beneficial Ownership Date.

(10)
Mr. Ebersman’s ownership includes (i) 236,176 shares subject to options fully-vested and exercisable within 60 days of the Beneficial Ownership Date, and (ii) 2,512 RSUs fully-vested and releasable within 60 days of the Beneficial Ownership Date.

(11)
Ms. Evan’s ownership includes (i) 236,176 shares subject to options fully-vested and exercisable within 60 days of the Beneficial Ownership Date, and (ii) 2,512 RSUs fully-vested and releasable within 60 days of the Beneficial Ownership Date.

(12)
Mr. Finley’s ownership includes (i) 8,105,289 shares held of record by SM Profits, LLC, of which Mr. Finley is a manager. Mr. Finley holds a controlling interest with respect to voting and investment power of the shares held by SM Profits, LLC. See footnote 22 for additional information regarding SM Profits, LLC, (ii) 26,176 shares subject to options fully-vested and exercisable within 60 days of the Beneficial Ownership Date, and (iii) 2,512 RSUs fully-vested and releasable within 60 days of the Beneficial Ownership Date.

(13)
Mr. Gupta does not currently own any equity interests in the Company. Because Mr. Gupta serves on our board of directors as a representative of Legion Partners Asset Management, LLC and its affiliates, Mr. Gupta does not have a right to any economic interest in our securities granted to him us in respect of his position on our board of directors. Legion Partners Asset Management, LLC is entitled to receive all of the economic interest in securities granted to Mr. Gupta by us in respect of his position on our board of directors. Mr. Gupta disclaims beneficial ownership of our securities held by Legion Partners Asset Management, LLC and its affiliates and at no time has he had any economic interest in such securities except any indirect economic interest through Legion Partners Asset Management, LLC and its affiliates, entities in which he does not have a controlling interest and does not have investment control.

(14)
Ms. James’ ownership includes (i) 135,551 shares subject to options fully-vested and exercisable within 60 days of the Beneficial Ownership Date, and (ii) 2,512 RSUs fully-vested and releasable within 60 days of the Beneficial Ownership Date.

(15)
Ms. Sandberg’s ownership consists of 8,899,833 shares held of record by the Sheryl K. Sandberg Revocable Trust, of which Ms. Sandberg is a trustee. See footnote 20 for additional information regarding the Sheryl K. Sandberg Revocable Trust.

(16)
Mr. Spero’s ownership includes (i) 8,497 shares held of record by Spectrum Equity Management Inc., an affiliate of Spectrum Equity of which Mr. Spero is a managing director, (ii) 26,176 shares subject to options fully-vested and exercisable within 60 days of the Beneficial Ownership Date, and (iii) 2,512 RSUs fully-vested and releasable within 60 days of the Beneficial Ownership Date. Under an agreement with Spectrum Equity, Mr. Spero is deemed to hold the options and RSUs included herein for the indirect benefit of funds affiliated with Spectrum Equity. Pursuant to the agreement with Spectrum Equity, upon vesting, the shares underlying the RSUs are issued to and held by Spectrum Equity Management, Inc. Mr. Spero disclaims beneficial ownership of the above shares, options and RSUs and underlying common stock, except to the extent of his pecuniary interest therein.

(17)
Consists of  26,347,230 shares beneficially owned by our current executive officers and directors, including (i) 809,314 shares of common stock underlying PSAs and RSAs, (ii) 6,601,720 shares subject to options held by our current executive officers and directors that are fully-vested and exercisable within 60 days of the Beneficial Ownership Date, and (iii) 304,313 RSUs held by our current executive officers and directors fully-vested and releasable within 60 days of the Beneficial Ownership Date.

(18)
According to a Schedule 13G filed with the SEC on February 9, 2023 reporting stock ownership as of December 30, 2022, consists of 13,521,099 shares beneficially owned by The Vanguard Group Inc. and certain of its wholly-owned subsidiaries. The address for the Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(19)
According to a Schedule 13G filed with the SEC on February 1, 2023 reporting stock ownership as of December 31, 2022, consists of 10,034,627 shares beneficially owned by Blackrock, Inc. or certain of its subsidiaries. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(20)
According to a Schedule 13G filed with the SEC on April 10, 2023 reporting stock ownership as of March 31, 2023, consists of 9,514,875  shares beneficially owned by ArrowMark Colorado Holdings, LLC. The address for ArrowMark is 100 Fillmore Street, Suite 325, Denver, Colorado 80206 .

(21)
Consists of 8,899,833 shares held of record as of April 5, 2023 by the Sheryl K. Sandberg Revocable Trust, of which Ms. Sandberg is a trustee. Ms. Sandberg plans to donate the remaining shares beneficially owned by her (or the proceeds from the sale thereof) to the Sheryl Sandberg and Dave Goldberg Family Foundation as part of fulfilling their philanthropic commitment to the Giving Pledge.

(22)
Consists of 8,105,289 shares held of record as of April 5, 2023 by SM Profits, LLC. Ryan Finley is a manager of SM Profits, LLC and holds a controlling interest with respect to voting and investment power of the shares held by SM Profits, LLC. The address for SM Profits, LLC is 1030 SW Morrison St., Portland, OR 97205.

(23)
According to a Schedule 13D filed with the SEC on April 6, 2023 reporting stock ownership as of March 28, 2023, consists of 7,707,761 shares beneficially owned by Magnetar Financial LLC or certain of its affiliates. The address for Magnetar Financial LLC is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which:
•	the amounts involved exceeded or will exceed $120,000; and
•
any of our directors, nominees for director, executive officers or beneficial holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities (each, a related person), had or will have a direct or indirect material interest.

Commercial Arrangements with Facebook

Sheryl Sandberg, a member of our board of directors, was the Chief Operating Officer of Facebook until October 2022 and serves on its board of directors. During 2022, we incurred expenses for search engine marketing services provided by Facebook of approximately $4.0 million. We also recognized revenue from all sales of our products to Facebook in the amount of approximately $222,000

Lease Arrangements with Spectrum Equity

Benjamin Spero, a member of our board of directors, is a Managing Director at Spectrum Equity. In 2020, we entered into a lease arrangement with Spectrum Equity for certain office space in San Francisco, California and incurred expenses of approximately $775,000 in connection with the lease in 2022.

Commercial Arrangements with GoDaddy

Lauren Antonoff, a member of our board of directors, was President, Americas of GoDaddy until January 2022. During 2022, we recognized revenue from all sales of our products to GoDaddy in the amount of approximately $148,000.

Other Transactions

Other than as described above under this section titled “Certain Relationships and Related Party Transactions,” since December 31, 2021, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s-length dealings with unrelated third parties.

Policies and Procedures for Related Party Transactions

We have adopted a formal written policy providing that our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. Our policy regarding transactions between us and related persons provides that a related person is defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year and any of their immediate family members. Our audit committee charter provides that our audit committee shall review and approve or disapprove any related party transactions.

Item 14.	Principal Accountant Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered to us by Ernst & Young LLP (San Francisco, California, PCAOB ID 42) for our fiscal years ended December 31, 2022 and 2021.

	Fiscal Year
	2022	2021
Audit Fees(1)	$2,988,500	$2,700,000
Audit-Related Fees(2)	—	47,000
Tax Fees(3)	431,516	702,577
All Other Fees(4)	4,125	6,875
Total Fees	$3,424,141	$3,265,442

(1)
“Audit Fees” consisted of fees for professional services provided in connection with the audit of our consolidated financial statements (including the adoption of new accounting standards and certain other accounting consultations), quarterly reviews of interim condensed consolidated financial statements and SEC registration statements.

(2)
“Audit Related Fees” consisted of services provided by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements not reported as “Audit Fees.”

(3)	“Tax Fees” related to professional services rendered in connection with tax compliance and preparation relating to tax returns and tax audits, as well as for tax consulting and planning services.
(4)
“All Other Fees” consisted of aggregate fees billed for products and services provided by Ernst & Young LLP other than those disclosed above, which is primarily subscription fees paid for access to online accounting research software.

Auditor Independence

In the fiscal year ended December 31, 2022, there were no other professional services provided by Ernst & Young LLP that would have required our audit committee to consider their compatibility with maintaining the independence of Ernst & Young LLP.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All fees paid to Ernst & Young LLP for our fiscal years ended December 31, 2022 and 2021 were pre-approved by our audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this Amendment No. 1 on Form 10-K/A:

(1)
Consolidated Financial Statements: Our consolidated financial statements were previously listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

(2)
Financial Statement Schedules: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 or the notes thereto.

(3)
Exhibits: The documents listed in the following Exhibit Index of this Amendment No. 1 on Form 10-K/A are incorporated by reference or are filed with this Amendment No. 1 on Form 10-K/A, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX
		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant, as amended.	8-K	001-38664	3.1	June 10, 2022
3.2	Fifth Amended and Restated Bylaws of the Registrant.	8-K	001-38664	3.2	June 10, 2022
4.1	Form of common stock certificate of the Registrant.	10-Q	001-38664	4.1	August 5, 2021
4.2	Description of Registrant’s Securities.	10-K	001-38664	4.2	February 27, 2020
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.	10-Q	001-38664	10.1	August 5, 2021
10.2*	Momentive Global Inc. 2018 Equity Incentive Plan and related form agreements.	10-Q	001-38664	10.2	August 5, 2021
10.3*	Momentive Global Inc. 2018 Employee Stock Purchase Plan (as amended on August 22, 2019) and related form agreements.	10-Q	001-38664	10.3	August 5, 2021
10.4*	Confirmatory Employment Letter between the Registrant and Alexander J. Lurie, dated as of September 10, 2018.	S-1/A	333-227099	10.9	September 13, 2018
10.5*	Confirmatory Employment Letter between the Registrant and Lora D. Blum, dated as of September 10, 2018.	S-1/A	333-227099	10.10	September 13, 2018
10.6*	Confirmatory Employment Letter between the Registrant and Rebecca Cantieri, dated as of September 10, 2018.	S-1/A	333-227099	10.11	September 13, 2018
10.7*	Confirmatory Employment Letter between the Registrant and Thomas E. Hale, dated as of September 10, 2018.	S-1/A	333-227099	10.12	September 13, 2018
10.8*	Transition Agreement and Release by and between Registrant and Thomas E. Hale, dated February 27, 2022.	10-Q	001-38664	10.3	May 5, 2022
10.9*	Consulting Agreement by and between Registrant and Thomas E. Hale, dated February 27, 2022.	10-Q	001-38664	10.4	May 5, 2022
10.10*	Confirmatory Employment Letter between the Registrant and John S. Schoenstein, dated as of September 10, 2018.	S-1/A	333-227099	10.14	September 13, 2018
10.11*	Offer Letter by and between the Registrant and Justin Coulombe, dated as of June 15, 2021.	8-K	001-38664	10.1	June 21, 2021
10.12*	Offer Letter by and between the Registrant and Clarence Ken Ewell, dated August 1, 2022.	10-Q	001-38664	10.1	November 3, 2022
10.13*	Offer Letter by and between the Registrant and Priyanka Carr, dated February 27, 2022.	10-Q	001-38664	10.2	May 5, 2022
10.14*	Offer Letter by and between the Registrant and Richard E. Sullivan Jr., dated November 18, 2022.	10-K	001-38664	10.14	February 17, 2023
10.15*	Change in Control and Severance Agreement between the Registrant and Richard E. Sullivan Jr., effective as December 12, 2022.	10-K	001-38664	10.15	February 17, 2023
10.16	Cooperation Agreement between Momentive Global Inc. and Legion Partners Asset Management, LLC	10-Q	001-38664	10.5	May 5, 2022

10.17*	Form of Change in Control and Severance Agreements between the Registrant and each of its officers.	10-Q	001-38664	10.1	May 5, 2022
10.18*	Momentive Global Inc. Outside Director Compensation Policy.	10-Q	001-38664	10.1	August 4, 2022
10.19*	Momentive Global Inc. Executive Incentive Compensation Plan.	10-Q	001-38664	10.6	August 5, 2021
10.20*	John S. Schoenstein Sales Compensation Plan.	10-Q	001-38664	10.1	August 7, 2020
10.21	First Amendment to Lease between Bay Meadows Station 4 Investors, LLC and Momentive Inc., dated as of May 12, 2022.	10-Q	001-38664	10.2	August 4, 2022
10.22	Refinancing Facility Agreement, dated as of October 10, 2018, by and among SurveyMonkey Inc., as borrower, SVMK Inc., as guarantor, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	001-38664	10.1	October 12, 2018
10.23	Second Amended and Restated Credit Agreement, dated as of October 10, 2018, by and among SurveyMonkey Inc., as borrower, SVMK Inc., as guarantor, the lenders party thereto and JPMorgan Chase Bank, N.A.	8-K	001-38664	10.2	October 12, 2018
21.1	List of subsidiaries of the Registrant.	10-K	001-38664	21.1	February 17, 2023
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-38664	23.1	February 17, 2023
24.1	Power of Attorney.	10-K	001-38664	24.1	February 17, 2023
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38664	31.1	February 17, 2023
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38664	31.2	February 17, 2023
31.3	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38664	32.1	February 17, 2023

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Momentive Global Inc.

Date: April 14, 2023	By:	/s/ Richard E. Sullivan Jr.
Richard E. Sullivan Jr.
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ALEXANDER J. LURIE	Chief Executive Officer and Director	April 14, 2023
ALEXANDER J. LURIE	(Principal Executive Officer)

/s/ RICHARD E. SULLIVAN, JR.	Chief Financial Officer	April 14, 2023
RICHARD E. SULLIVAN, JR.	(Principal Financial Officer)

/s/ CHERIE BUNTYN	Chief Accounting Officer and Controller	April 14, 2023
CHERIE BUNTYN	(Principal Accounting Officer)

*	Chair of the Board of Directors	April 14, 2023
DAVID A. EBERSMAN

*	Director	April 14, 2023
LAUREN ANTONOFF

*	Director	April 14, 2023
SUSAN L. DECKER

*	Director	April 14, 2023
DANA L. EVAN

*	Director	April 14, 2023
RYAN FINLEY

*	Director	April 14, 2023
SAGAR GUPTA

*	Director	April 14, 2023
ERIKA H. JAMES

*	Director	April 14, 2023
SHERYL K. SANDBERG

*	Director	April 14, 2023
BENJAMIN C. SPERO

By:	/s/ Richard E. Sullivan Jr.
Richard E. Sullivan Jr.
Attorney-in-Fact