Form 10-Q
period 2023-03-31
MOMENTIVE GLOBAL INC.
filed 2023-05-04
CIK 1739936

aunrfc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares of registrant’s common stock outstanding as of April 28, 2023 was: 150,689,947.

Momentive Global Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2023

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our pending merger with an investor consortium led by STG Partners, LLC (“STG”), including expected benefits and estimated timing and completion;
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
•
our ability to successfully implement any restructuring of our operations and to capture expected efficiencies;

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except par value)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$199,080	$202,816
Accounts receivable, net of allowance of $1,020 and $1,121	31,760	33,656
Deferred commissions, current	9,965	9,775
Prepaid expenses and other current assets	15,769	17,207
Total current assets	256,574	263,454
Property and equipment, net	630	1,006
Operating lease right-of-use assets	31,232	32,252
Capitalized internal-use software, net	29,942	29,595
Acquisition intangible assets, net	4,785	5,156
Goodwill	460,979	459,817
Deferred commissions, non-current	13,595	14,307
Other assets	4,459	4,568
Total assets	$802,196	$810,155
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,688	$16,418
Accrued expenses and other current liabilities	26,759	24,969
Accrued compensation	23,605	31,893
Deferred revenue, current	215,865	206,728
Operating lease liabilities, current	8,033	8,046
Debt, current	1,900	1,900
Total current liabilities	285,850	289,954
Deferred revenue, non-current	641	719
Deferred tax liabilities	6,641	6,337
Debt, non-current	182,441	182,916
Operating lease liabilities, non-current	37,874	39,584
Other non-current liabilities	3,890	3,885
Total liabilities	517,337	523,395
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.00001 par value; 100,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.00001 par value; 800,000 shares authorized; 150,690 and 149,711 shares issued and outstanding)	2	1
Additional paid-in capital	1,018,529	997,621
Accumulated other comprehensive loss	(2,420)	(3,425)
Accumulated deficit	(731,252)	(707,437)
Total stockholders’ equity	284,859	286,760
Total liabilities and stockholders’ equity	$802,196	$810,155

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Revenue	$118,821	$116,986
Cost of revenue(1)(2)(3)	20,557	22,903
Gross profit	98,264	94,083
Operating expenses:
Research and development(1)(3)	32,665	36,716
Sales and marketing (1)(2)(3)	47,919	59,636
General and administrative(1)(3)	31,737	27,917
Restructuring(1)(2)	7,197	4,883
Total operating expenses	119,518	129,152
Loss from operations	(21,254)	(35,069)
Interest expense	4,148	2,226
Other non-operating income, net	(2,038)	(134)
Loss before income taxes	(23,364)	(37,161)
Provision for income taxes	451	216
Net loss	$(23,815)	$(37,377)
Net loss per share, basic and diluted	$(0.16)	$(0.25)
Weighted-average shares used in computing basic and diluted net loss per share	149,345	150,262

(1) Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of revenue	$1,241	$1,409
Research and development	7,734	8,644
Sales and marketing	4,075	6,065
General and administrative	7,352	7,375
Restructuring	—	2,761
Stock-based compensation, net of amounts capitalized	$20,402	$26,254

(2) Includes amortization of acquisition intangible assets as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of revenue	$—	$1,414
Sales and marketing	371	1,452
Restructuring	—	45
Amortization of acquisition intangible assets	$371	$2,911

(3) Includes transaction expenses associated with the pending merger with an investor consortium led by STG during the three months ended March 31, 2023. See Note 1 for additional information. Also includes transaction expenses associated with the terminated merger with Zendesk, Inc. (“Zendesk”) during the three months ended March 31, 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of revenue	$10	$318
Research and development	47	1,770
Sales and marketing	23	1,679
General and administrative	7,381	2,733
Acquisition-related transaction costs	$7,461	$6,500

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss	$(23,815)	$(37,377)
Other comprehensive income (loss):
Foreign currency translation adjustment(1)	1,005	(947)
Total other comprehensive income (loss)(1)	1,005	(947)
Total comprehensive loss	$(22,810)	$(38,324)

(1) Net of tax effect which was not material.

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2023

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2022	149,711	$1	$997,621	$(3,425)	$(707,437)	$286,760
Common stock issued upon vesting of restricted stock units	979	1	—	—	—	1
Stock-based compensation expense	—	—	20,908	—	—	20,908
Comprehensive income	—	—	—	1,005	—	1,005
Net loss	—	—	—	—	(23,815)	(23,815)
March 31, 2023	150,690	2	1,018,529	(2,420)	(731,252)	284,859

For the three months ended March 31, 2022

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2021	150,398	$2	$971,604	$414	$(617,546)	$354,474
Common stock issued upon vesting of restricted stock units	877	—	—	—	—	—
Common stock issued upon stock option exercise	164	—	2,273	—	—	2,273
Issuance of restricted stock awards	1,031	—	—	—	—	—
Issuance of performance stock awards	361	—	—	—	—	—
Repurchases of common stock	(2,411)	—	(36,376)	—	—	(36,376)
Stock-based compensation expense	—	—	26,973	—	—	26,973
Comprehensive loss	—	—	—	(947)	—	(947)
Net loss	—	—	—	—	(37,377)	(37,377)
March 31, 2022	150,420	$2	$964,474	$(533)	$(654,923)	$309,020

See accompanying Notes to Condensed Consolidated Financial Statements.

MOMENTIVE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(23,815)	$(37,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,710	9,354
Non-cash leases expense	2,182	3,202
Stock-based compensation expense, net of amounts capitalized	20,402	26,254
Deferred income taxes	304	217
Bad debt expense	497	644
Unrealized foreign currency (gains) losses, net and other	(195)	727
Changes in assets and liabilities:
Accounts receivable	1,334	(1,047)
Prepaid expenses and other assets	(7,090)	(8,117)
Accounts payable and accrued liabilities	(5,024)	(2,341)
Accrued compensation	(8,368)	(6,898)
Deferred revenue	9,033	14,283
Operating lease liabilities	(2,897)	(3,801)
Net cash used in operating activities	(7,927)	(4,900)
Cash flows from investing activities
Purchases of property and equipment	(15)	(441)
Capitalized internal-use software	(2,079)	(2,565)
Proceeds from sale of a private company investment	6,753	—
Net cash provided by (used in) investing activities	4,659	(3,006)
Cash flows from financing activities
Proceeds from stock option exercises	—	2,273
Payments to repurchase common stock	—	(36,376)
Repayment of debt	(550)	(25,550)
Net cash used in financing activities	(550)	(59,653)
Effect of exchange rate changes on cash	213	393
Net decrease in cash, cash equivalents and restricted cash	(3,605)	(67,166)
Cash, cash equivalents and restricted cash at beginning of period	203,258	306,121
Cash, cash equivalents and restricted cash at end of period	$199,653	$238,955
Supplemental cash flow data:
Interest paid for term debt	$3,967	$2,009
Non-cash investing and financing transaction:
Stock compensation included in capitalized software costs	$506	$719

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

Pending Merger with an investor consortium led by STG

On March 13, 2023, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, STG and Mercury Merger Sub, Inc. (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of STG. The Company’s board of directors and the board of directors of STG have approved the Merger Agreement and the transactions contemplated by the Merger Agreement.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock (except for certain shares of the Company’s common stock specified in the Merger Agreement) will be canceled and automatically converted into the right to receive cash in an amount equal to $9.46 per share, without interest.

Under the terms of the Merger Agreement, the completion of the Merger is subject to certain customary closing conditions, including, among others: (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock; (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other specified regulatory approvals; and (iii) the absence of an order or law preventing the Merger.

Each of STG and the Company may terminate the Merger Agreement under certain specified circumstances, including but not limited to, (i) if the Merger is not consummated by 11:59 p.m. (California time) on September 13, 2023, (ii) a governmental authority of competent jurisdiction has issued a final non-appealable governmental order preventing, materially restraining, or materially impairing the consummation of the Merger, or (iii) if the required approval of the Company’s stockholders is not obtained. STG may also terminate the Merger Agreement in certain additional limited circumstances, including if the Company’s board of directors changes its recommendation to the Company’s stockholders to vote in favor of the adoption of the Merger Agreement. If the Merger Agreement is terminated, the Company may be required to pay STG a termination fee of up to $52.0 million under certain circumstances.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2023.

Other than transaction expenses related to legal, accounting, financial advisory, employee retention and other costs associated with the pending Merger of $7.5 million for the three months ended March 31, 2023, the terms of the Merger Agreement did not impact the Company's condensed consolidated financial statements.

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of March 31, 2023, the statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three months ended March 31, 2023 and 2022 are unaudited. Such condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. These condensed consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain other prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect our results of operations or operating, investing and financing cash flows.

These condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2023, the results of operations and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual periods.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on February 17, 2023.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods covered by the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates due to a variety of factors. The Company is not aware of any specific event or circumstances that would require an update to its estimates, judgments or assumptions or a revision to the carrying value of its assets or liabilities as of the date of issuance of its financial statements. These estimates, judgments and assumptions may change in the future, as new events occur or additional information is obtained. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. The Company’s most significant estimates and use of judgment involve the determination of distinct performance obligations in enterprise customer contracts, the valuation of acquired goodwill and intangibles from acquisitions and the fair value of goodwill, right-of-use assets and other long-lived assets when evaluating for impairments.

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

Related Party Transactions

Certain members of the Company’s board of directors serve as board members, are executive officers of and/or (in some cases) are investors in companies that are customers and/or vendors of the Company. The Company incurred related party expenses of $0.7 million and $0.9 million during the three months ended March 31, 2023 and 2022, respectively.

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. Summary of Significant Accounting Policies

There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Other Non-Operating (Income) Expense

Other non-operating (income) expense, net consists primarily of interest income, net foreign currency exchange (gains) losses, net realized gains and losses related to investments, and other (income) expense. The components of other non-operating (income) expense recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Interest income	$(2,141)	$(165)
Foreign currency (gains) losses, net	130	127
Other income, net	(27)	(96)
Other non-operating income, net	$(2,038)	$(134)

Accounting Pronouncement Recently Adopted

Reference Rate Reform: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2024. The Company adopted this guidance in the first quarter of fiscal 2023. On March 1, 2023, the Company amended the Refinancing Facility Agreement entered into in October 2018 (the “2018 Credit Facility”) by changing the reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”) and elected to apply the practical expedient provided in Topic 848 to account for the modification as if it was not substantial. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.

3. Revenue and Deferred Revenue

Disaggregated revenue

Revenue by sales channel was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Self-serve revenue	$72,099	$75,803
Sales-assisted revenue	46,722	41,183
Revenue	$118,821	$116,986

Self-serve revenues are generated from products purchased independently through our website.

Sales-assisted revenues are generated from products sold to organizations through our sales team.

In addition, see Note 4 for information regarding the Company’s revenue by geographic area.

Deferred revenue

The Company recognized into revenue $92.9 million and $88.6 million during the three months ended March 31, 2023 and 2022, respectively, that was included in the deferred revenue balances at the beginning of each respective period.

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Transaction price allocated to the remaining performance obligations

As of March 31, 2023, future estimated revenue related to non-cancelable performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period was $245.5 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

4. Geographical Information

Revenue by geography is generally based on the billing address of the customer. For purposes of its geographic revenue disclosure, the Company defines a customer as an organization. An organization may consist of an individual paying user, multiple paying users within an organization or the organization itself. The following table sets forth the percentage of revenue by geographic area:

	Three Months Ended March 31,
	2023	2022
United States	66%	64%
Rest of world	34%	36%

No other country outside of the United States comprised 10% or greater of the Company’s revenue for each of the three months ended March 31, 2023 and 2022, respectively.

5. Cash and Cash Equivalents

As of March 31, 2023 and December 31, 2022, the following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$199,080	$202,816
Restricted cash included in prepaid expenses and other current assets	573	442
Total cash, cash equivalents and restricted cash	$199,653	$203,258

Included in cash and cash equivalents are cash in transit from payment processors for credit and debit card transactions of $2.2 million and $1.1 million as of March 31, 2023 and December 31, 2022, respectively.

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

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The carrying amounts of the Company’s financial instruments, which generally include cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the fair value of the Company’s debt was approximately $181.9 million and $180.1 million as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, respectively, the Company did not have any significant financial instruments accounted for pursuant to ASC 820, Fair Value Measurement.

7. Property and Equipment

As of March 31, 2023 and December 31, 2022, property and equipment consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Computer equipment	$7,422	$7,492
Leasehold improvements	44,623	45,710
Furniture, fixtures and other assets	7,584	7,565
Gross property and equipment	59,629	60,767
Less: Accumulated depreciation	(58,999)	(59,761)
Property and equipment, net	$630	$1,006

Depreciation expense was $0.4 million and $1.4 million during the three months ended March 31, 2023 and 2022, respectively.

8. Intangible Assets and Goodwill

Acquisition intangible assets, net

As of March 31, 2023 and December 31, 2022, intangible assets, net consisted of the following:

	March 31, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,100	$(5,315)	$4,785	$10,100	$(4,944)	$5,156
Trade name	900	(900)	—	900	(900)	—
Acquisition intangible assets, net	$11,000	$(6,215)	$4,785	$11,000	$(5,844)	$5,156

Amortization expense was $0.4 million and $2.9 million during the three months ended March 31, 2023 and 2022, respectively.

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of December 31, 2022	$459,817
Foreign currency translation	1,162
Balance as of March 31, 2023	$460,979

Capitalized internal-use software

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of March 31, 2023 and December 31, 2022, capitalized internal-use software consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Gross capitalized internal-use software	$45,078	$62,249
Less: Accumulated amortization	(15,136)	(32,654)
Capitalized internal-use software, net	$29,942	$29,595

Amortization expense related to capitalized internal-use software was $2.1 million and $2.8 million during the three months ended March 31, 2023 and 2022, respectively, and is included in cost of revenue in the condensed consolidated statements of operations.

The decrease in gross capitalized internal-use software is due to the removal of $19.6 million of fully amortized capitalized internal-use software during the first quarter of 2023, offset by current quarter additions.

Future amortization expense

As of March 31, 2023, future amortization expense by year is expected to be as follows:

(in thousands)	Capitalized internal-use software, net	Acquisition intangible assets, net
Remainder of 2023	$5,085	$1,113
2024	4,964	1,483
2025	3,458	1,389
2026	279	800
Total amortization expense	$13,786	$4,785

Future capitalized internal-use software amortization excludes $16.2 million of costs which are currently in the development phase.

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

There were no share repurchases for the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company repurchased approximately 2.4 million shares of common stock for approximately $36.4 million.

As of March 31, 2023, the Company’s remaining share repurchase authorization was approximately $116.5 million.

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

As of March 31, 2023, 28,741,857 shares of common stock remain available for grant under the 2018 Plan.

The following is a summary of restricted stock units for the current year period:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2022	8,023,173	$15.07	1.2
Granted	563,320	$8.24
Vested	(979,131)	$17.52
Forfeited/cancelled	(896,761)	$14.56
Unvested at March 31, 2023	6,710,601	$14.21	1.2

The following is a summary of stock option activity for the current year period:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2022	13,133,446	$16.24	$—	4.2
Granted	—	$—
Exercised	—	$—
Forfeited	(22,001)	$20.18
Expired	(2,325,356)	$16.61
Outstanding, vested and expected to vest at March 31, 2023	10,786,089	$16.15	$1,918	4.7
Vested and exercisable at March 31, 2023	8,770,544	$16.59	$—	4.7

The following is a summary of restricted stock awards for the current year period:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at December 31, 2022	890,219	$17.43	1.9
Granted	—	$—
Vested	(80,905)	$17.38
Forfeited/cancelled	—	$—
Unvested at March 31, 2023	809,314	$17.43	1.8

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

As of March 31, 2023, 7,481,519 shares of common stock remain available for issuance under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of revenue	$1,241	$1,409
Research and development	7,734	8,644
Sales and marketing	4,075	6,065
General and administrative	7,352	7,375
Restructuring	—	2,761
Stock-based compensation expense, net of amounts capitalized	20,402	26,254
Capitalized stock-based compensation expense	506	719
Stock-based compensation expense	$20,908	$26,973

As of March 31, 2023, unamortized stock-based compensation was as follows:

	Unrecognized stock-based compensation (in thousands)	Weighted average recognition period (in years)
Restricted stock units	$86,935	2.0
Stock options	6,052	1.0
Restricted stock awards	8,407	1.8
ESPP	10,981	1.6
Total unrecognized stock-based compensation	$112,375

401(k) Plan

In the United States, the Company offers its employees a defined contribution plan that qualifies as a deferred salary arrangement under Section 401 of the U.S. Internal Revenue Code (“401(k) Plan”). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowed by the Internal Revenue Service. The Company currently provides a matching contribution of 25% of deferrals for eligible employees. Compensation expense for the Company's matching contributions was $1.7 million and $1.9 million during the three months ended March 31, 2023 and 2022, respectively.

10. Leases

The Company leases certain equipment and facilities under operating leases which expire at various dates through 2028. The Company’s operating lease costs were as follows:

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease cost (gross lease expense)	$2,273	$3,204
Variable lease costs	958	1,330
Sublease income (including reimbursed expenses)	491	846

During each of the three months ended March 31, 2023 and 2022, the Company’s short-term lease costs were nominal.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The weighted average remaining operating lease term was 5.5 years and 5.7 years as of March 31, 2023 and December 31, 2022, respectively.

The weighted average discount rate used to estimate operating lease liabilities was 7.1% as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, maturities of operating lease liabilities and sublease income, by year are as follows:

(in thousands)	Operating Lease Payments	Sublease Income
Remainder of 2023	$8,400	$(1,318)
2024	9,753	(372)
2025	9,307	—
2026	9,516	—
2027	9,788	—
Thereafter	9,363	—
Gross lease payments (income)	$56,127	$(1,690)
Less: Imputed interest	9,802
Less: Tenant improvement receivables	418
Total operating lease liabilities	$45,907

11. Commitments and Contingencies

Non-Cancelable Purchase Commitments

The Company enters into commitments under non-cancelable purchase orders for the procurement of goods and services in the ordinary course of business. As of March 31, 2023, expected payments under such commitments are as follows (in thousands):

Remainder of 2023	$12,531
2024	8,082
2025	1,946
2026	49
2027	1
Total purchase commitments	$22,609

Letters of Credit

As of March 31, 2023, the Company had a standby letter of credit for $1.0 million which was issued in connection with the San Mateo headquarters.

Legal Matters

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company is party to lawsuits filed in connection with the Merger, and more may be filed. On April 21, 2023, a purported Momentive stockholder filed a complaint in the U.S. District Court for the Southern District of New York against Momentive and the Momentive board of directors, captioned O’Dell v. Momentive Global, Inc., et al. Case No. 23-cv-3360 (S.D.N.Y.) (the “O’Dell Complaint”), and a purported Momentive stockholder filed a complaint in the U.S. District Court for the Northern District of California against Momentive and the Momentive board of directors, captioned Renfer v. Momentive Global, Inc., et al. Case No. 3:23-cv-01936-TLT (N.D. Cal.) (the “Renfer Complaint”). On April 24, 2023, a purported Momentive stockholder filed a complaint in the U.S. District Court for the Southern District of New York against Momentive and the Momentive board of directors, captioned Wang v. Momentive Global, Inc., et al. Case No. 1:23-cv-03408 (S.D.N.Y.) (the “Wang Complaint”). On April 26, 2023, a purported Momentive stockholder filed a complaint in the U.S. District Court for the Northern District of California against Momentive and the Momentive board of directors, captioned DeVay v. Momentive Global, Inc., et al. Case No. 3:23-cv-02032 (N.D. Cal.) (the “DeVey Complaint”). On April 28, 2023, a purported Momentive stockholder filed a complaint in the U.S. District Court for the Northern District of California against Momentive and the Momentive board of directors, captioned Bushansky v. Momentive Global, Inc., et al. Case No. 3:23-cv-02068 (N.D. Cal.) (the “Bushansky Complaint”), and together with the O’Dell Complaint, the Renfer Complaint, the Wang Complaint and the DeVey Complaint, the “Momentive Complaints”). The Momentive Complaints assert claims against certain defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in the proxy statement and against certain defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. Each complaint seeks, among other relief, an order enjoining the Merger and an award for plaintiffs’ fees and costs. The Company believes the allegations in the Momentive Complaints are without merit.

Momentive stockholders may file additional lawsuits challenging the Merger, which may name the Company, members of the Company’s board of directors and/or other defendants. No assurance can be made as to the outcome of such lawsuits or the Momentive Complaints, including the amount of costs associated with defending against, or any other liabilities that may be incurred in connection with the litigation of, such claims.

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

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. Debt

As of March 31, 2023 and December 31, 2022 the carrying values of debt were as follows:

			March 31, 2023		December 31, 2022
	Issuance date	Maturity date	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
2018 Credit Facility	October 2018	October 2025	$185,100	8.1% - 8.7%	$185,650	3.9% - 8.1%
Less: Unamortized issuance discount and issuance costs, net			759		834
Less: Debt, current			1,900		1,900
Debt, non-current			$182,441		$182,916

In October 2018, the Company entered into the 2018 Credit Facility, comprising a $220.0 million term loan (the “Term Loan”) and $75.0 million revolving credit facility. Effective March 1, 2023, the Company entered into an amendment to the 2018 Credit Facility to amend the alternate base interest rate (“ABR”) from the LIBOR (as defined in the 2018 Credit Facility) to the SOFR and to make such other related changes. Loans under the amendment effective March 1, 2023 accrue interest based upon, at the Company’s option, either at an ABR or an adjusted term SOFR Rate, in each case, an applicable margin. The applicable margin for the Term Loan is 2.75% in the case of a ABR loan and 3.75% in the case of a Term Benchmark loan, and the applicable margin for the revolving loan ranges from 0.75% to 1.50% in the case of a ABR loan and 1.75% to 2.50% in the case of a Term Benchmark loan, and is based on the Company’s leverage ratio. The Company will make quarterly principal payments of $550,000 on the Term Loan with any remaining principal amounts due on October 10, 2025. The principal amount on the revolving credit facility is due and all revolver commitments terminate on October 10, 2023.

As of March 31, 2023, the Company had $74.0 million of borrowing available under the line of credit portion of the 2018 Credit Facility.

The Company’s obligations under the 2018 Credit Facility are guaranteed by certain of its subsidiaries and secured by liens on substantially all of the assets of the Company and such subsidiaries. The 2018 Credit Facility contains financial, affirmative and negative covenants that, if violated, may require the Company to pay down the loans earlier than the stated maturity dates with higher interest rates. As of March 31, 2023, the Company was compliant with all of its debt covenant requirements in the 2018 Credit Facility. The Company believes that it will continue to comply with the terms of the loan agreements through the stated maturity dates. However, if the Company’s projections do not materialize, the Company may require additional equity or debt financing. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

As of March 31, 2023, future minimum payment obligations of principal amounts due by year under the 2018 Credit Facility were as follows (in thousands):

Remainder of 2023	$1,650
2024	2,200
2025	181,250
Total principal outstanding	$185,100

13. Income Taxes

The Company recorded an income tax provision of $0.5 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. The increase in the Company’s income tax expense for the three months ended March 31, 2023, relative to the prior year period, was primarily due to an estimated increase in U.S. state income taxes resulting from capitalization of certain expenses under Section 174.

The Company regularly evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on several factors, including the

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

likelihood and amount, if any, of future taxable income in relevant jurisdictions during periods in which those temporary differences become deductible. As of March 31, 2023, the Company continues to maintain a valuation allowance on certain deferred tax assets in the United States and certain foreign jurisdictions that are not realizable on a more likely than not basis.

The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. There were no material changes in gross unrecognized tax benefits during each of the three months ended March 31, 2023 and 2022.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Numerator:
Net loss	$(23,815)	$(37,377)
Denominator:
Weighted-average shares outstanding - basic and diluted	149,345	150,262
Net loss per common share - basic and diluted:	$(0.16)	$(0.25)

The Company was in a loss position for the periods presented. Accordingly, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Prior to application of the treasury stock method, share equivalents (comprising of restricted stock units, stock options, restricted stock awards, and shares issuable under the ESPP) excluded from the calculations of diluted net loss per share were 20.2 million and 26.3 million for the three months ended March 31, 2023 and 2022, respectively.

15. Restructuring Costs

A description of the Company's restructuring and other activities and their related costs is provided below.

February 2023 Restructuring Plan

In February 2023, the Company committed to a restructuring plan (the "February 2023 Restructuring Plan") that is designed to improve operating margin. The February 2023 Restructuring plan resulted in a reduction of the Company's workforce by approximately 14%. The total estimated restructuring costs was approximately $7.2 million, consisting of cash expenditures for employee severance, employee benefits, and related facilitation costs, and was substantially recognized during the first quarter of 2023.

October 2022 Restructuring Plan

In October 2022, the Company committed to a plan designed to improve operating margin and create efficiencies in its go-to-market motion and in other areas throughout the Company (the “October 2022 Restructuring Plan”). The October 2022 Restructuring Plan resulted in a reduction of the Company’s workforce by approximately 11%. The Company incurred total charges of approximately $4.2 million, consisting of cash expenditures for employee

MOMENTIVE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

severance, employee benefits, and related facilitation costs, and was substantially recognized during the fourth quarter of 2022.

March 2022 Restructuring Plan

In March 2022, the Company implemented a restructuring plan (the “March 2022 Restructuring Plan”) to streamline its business, increase operating efficiency, and reduce costs over the long-term after the termination of its proposed merger with Zendesk. In connection with the March 2022 Restructuring Plan, the Company incurred total charges of approximately $2.4 million, which are primarily comprised of employee severance, stock-based compensation expense, gain on lease modification due to the partial termination of its San Mateo, CA headquarters lease and related leasehold improvement impairment costs, and other contract termination costs related to the Company's decision to abandon its future office expansion plans. Additionally, the Company has streamlined its brand positioning and accelerated the amortization of the brand-related intangibles that were discontinued. Substantially all of the costs related to the March 2022 Restructuring Plan has been recognized as of the fourth quarter of 2022.

The restructuring plans were subject to applicable laws and consultation processes as part of the Company's strategic plan to reduce costs and improve efficiencies. In connection with these actions, the Company incurred the following pre-tax costs for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Employee severance	$7,197	$822
Stock-based compensation	—	2,761
Contract termination and other costs	—	1,255
Amortization of intangible assets	—	45
Total restructuring costs	$7,197	$4,883

Restructuring costs included $2.0 million recorded in accrued expenses and other current liabilities line in the condensed consolidated balance sheet as of March 31, 2023. The majority of the amounts accrued pertain to severance costs which will be paid through the second quarter of 2023.

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

We offer products that address three major business use cases: (i) building market leadership, (ii) delighting customers, and (iii) engaging employees.

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

We are executing on a two-part growth strategy. First, we are delivering new features and product tiers that capitalize on the virality of our core platform and the scale of business to drive overall platform usage and increase the conversion of free users to paid subscribers in our self-serve channel. Second, we are investing further in product innovation and go-to-market initiatives to expand the percentage of our revenue generated through our sales-assisted channel. Specifically, our sales-assisted go-to-market motion focuses on converting existing self-serve subscribers to sales-assisted customers, selling directly to new customers, and expanding our relationships with existing customers. As we execute on this strategy and sell more of our products into enterprises directly, we believe we can accelerate our revenue growth profile and increase our customer retention rates over time. We believe our existing user base represents a significant opportunity to expand our business and increase our revenue. During the first quarter of 2023, approximately 39% of our total revenue was generated from customers who purchased software through our sales-assisted channel, up from 35% in the first quarter of 2022.

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

We operate as a single operating segment. Our CODM is our Chief Executive Officer, who reviews our operating results on a consolidated basis in order to make decisions about allocating resources and assessing performance for the entire company. Our CODM uses one measure of profitability and does not segment our business for internal reporting.

Pending Merger with an investor consortium led by STG

On March 13, 2023, we entered into the Merger Agreement with STG and Merger Sub. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will merge with and into us, with our company surviving the merger as a wholly owned subsidiary of STG. Our board of directors and the board of directors of STG have each approved the Merger Agreement and the Merger.

Under the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of our common stock (except for certain shares of our common stock specified in the Merger Agreement) will be canceled and automatically converted into the right to receive cash in an amount equal to $9.46 per share, without interest.

The completion of the Merger is subject to customary closing conditions, including the approval of our stockholders. For further information on the Merger and the Merger Agreement, see Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, as well as the definitive proxy statement filed by us on April 27, 2023 and first mailed to our stockholders on the same date.

Upon consummation of the Merger, we will cease to be a publicly traded company and our common stock will be delisted from the Nasdaq Global Select Market.

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

In addition, our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on consumer and customer behavior. Worsening economic conditions, including inflation, higher interest rates, volatility in the global financial markets, slower growth, the stronger dollar versus foreign currencies, particularly the Euro, the British Pound Sterling, the Australian dollar, and the Canadian dollar, and other changes in economic conditions, may adversely affect our results of operations and financial performance.

Our Products

We offer products that address three major business use cases, (i) building market leadership, (ii) delighting customers, and (iii) engaging employees. We generate revenue either on a subscription or transactional basis, depending on the product.

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
•
Customer Experience: Our purpose-built Customer Experience solution is sold under the GetFeedback brand and enables companies to leverage in-the-moment customer feedback to deliver experiences that engage and retain their customers. Our Customer Experience solution simplifies customer feedback collection and analysis through its integration with customer relationship management (“CRM”) and customer support data to help companies better understand key customer segments, and its accessibility within the systems companies already use to help them take action quickly in service of their customers. Our Customer Experience solution captures a company’s customer feedback from across key digital channels and within offline or proprietary business systems, combines this feedback with operational customer data to build a deeper understanding of their customers and their preferences, and automates feedback-based actions through integrations with that company’s existing system of record and other key business systems. Our Customer Experience solution is sold through our sales-assisted channel. Revenue from Customer Experience is generated primarily on a subscription basis. Beginning in 2023, we shifted the focus of our Customer Experience product strategy to make SurveyMonkey Enterprise our core Customer Experience offering. This will enable us to innovate on one core platform and improve our ability to expand with existing SurveyMonkey Enterprise customers. GetFeedback, which is built on a separate technology stack, will be moved into maintenance mode. We will no longer develop new features for GetFeedback or market GetFeedback to new customers.
•
Insights Solutions: Formerly known as Market Research, our Insights Solutions products enable customers to quickly collect and analyze actionable insights from a targeted audience on a number of market research needs, including analyzing market opportunities, measuring brand and campaign effectiveness, and gaining insights on existing and future product lines. Our Insights Solutions is sold through our sales-assisted channel. Revenue from Insights Solutions has historically been generated primarily on a transactional basis, with our customers having the option to preload credits that can be used to pay for projects, solutions, and services throughout a 12-month term. In the third quarter of 2022, we launched a program to price certain Insights Solutions on a subscription basis for new customers.
•
Professional Services: For customers who need assistance with optimizing the use of our products, we offer the following categories of professional services, including:
o
Survey: survey design, programming, language translation, and results analysis;
o
Customer Experience: customer journey mapping, customer experience key metrics, measurement and planning of CSAT and NPS programs, analytics and customer experience related workshops; and
o
Insights Solutions: program methodology consulting, survey programming and language translation, brand tracking program development and execution, product concept testing, due diligence analysis, and custom reporting and analytics.

Revenue from professional services engagements is generated primarily on a transactional basis.

•
Other Purpose-Built Solutions: In addition to our three major product categories, we offer other products such as:
o
Customer Advocacy: TechValidate is our customer advocacy automation solution. TechValidate collects customer feedback at scale, automatically converting it into validated marketing content, including statistics, charts, testimonials, and case studies. In 2023, we stopped developing new features for TechValidate and marketing TechValidate to new customers.
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

As of December 31, 2022, we had over 14 million active users. As of March 31, 2023 and 2022, we had approximately 878,600 and 894,400 paying users, respectively, which we define as an individual customer of our survey platform or form-based application, a seat within a SurveyMonkey Enterprise deployment or a subscription to one of our purpose-built solutions. Of our paying users as of March 31, 2023 and 2022, we had approximately 13,200 and 13,700 customers, respectively, who purchased our software through our sales-assisted channel. Our average revenue per paying user (“ARPU”) was $546 and $535 for the three months ended March 31, 2023 and 2022, respectively. We calculate ARPU as revenue during a given period divided by the average number of paying users during that period. We calculate the average number of paying users by adding the number of paying users as of the end of the prior period to the number of paying users as of the end of the current period, and then dividing by two. For interim periods, we use annualized revenue which is calculated by dividing the revenue for the period by the number of days in that period and multiplying this value by 365 days.

As of March 31, 2023, over 90% of our trailing 12-month bookings were from organizational domain-based customers, which are customers who register with us using an email account with an organizational domain name, such as @momentive.ai, but excludes customers with email addresses hosted on widely used domains such as @gmail, @outlook or @yahoo. As of March 31, 2023, our dollar-based net retention rate for organizational domain-based customers was over 90%. We calculate bookings as the sum of the monthly and annual contract values for contracts sold during a period for our monthly and annual customers, respectively. We calculate organizational dollar-based net retention rate as of a period end by starting with the trailing 12 months of bookings from the cohort of all domain-based customers as of the 12 months prior to such period end (“Prior Period Bookings”). We then calculate the trailing 12 months of bookings from these same customers as of the current period end (“Current Period Bookings”). Current Period Bookings includes any upsells and is net of contraction or attrition, but excludes bookings from new domain-based customers in the current period. We then divide the total Current Period Bookings by the total Prior Period Bookings to arrive at the organizational dollar-based net retention rate.

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

Remaining Performance Obligation

	As of March 31,
(in thousands)	2023	2022
Remaining performance obligation (“RPO”)	$245,500	$245,394

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

RPO is intended to provide visibility into future revenue streams. Several factors may contribute to the fluctuation of RPO including timing and frequency of invoicing, number of multi-year non-cancelable contracts, and dollar amount of customer contracts.

Non-GAAP Financial Measures

We believe that, in addition to our results determined in accordance with GAAP, non-GAAP measures, specifically free cash flow and non-GAAP (loss) income from operations, are useful in evaluating our business, results of operations and financial condition. We use these non-GAAP measures to compare and evaluate our operating results across periods in order to manage our business, for purposes of determining executive and senior management incentive compensation, and for budgeting and developing our strategic operating plans. We believe that these non-GAAP measures provide useful information about our operating results, enhance the overall understanding of our past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by our management in evaluating our financial performance and for operational decision making, but they are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP. Our definitions for free cash flow and non-GAAP (loss) income from operations used are provided below; however, a limitation of non-GAAP financial measures is that they do not have uniform definitions. Accordingly, our definitions below will likely differ from similarly titled non-GAAP measures used by other companies thereby limiting comparability.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by or used in operating activities:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(7,927)	$(4,900)
Purchases of property and equipment	(15)	(441)
Capitalized internal-use software	(2,079)	(2,565)
Free cash flow	$(10,021)	$(7,906)

Free cash flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP.

Non-GAAP (loss) income from operations

We define non-GAAP (loss) income from operations as GAAP loss from operations excluding stock-based compensation, net, amortization of acquisition intangible assets, acquisition-related transaction costs, and restructuring.

The following is a reconciliation of our GAAP loss from operations to non-GAAP (loss) income from operations:

	Three Months Ended March 31,
(in thousands)	2023	2022
GAAP loss from operations	$(21,254)	$(35,069)
Stock-based compensation, net	20,402	26,254
Acquisition-related transaction costs(1)	7,461	6,500
Restructuring(2)	7,197	2,077
Amortization of acquisition intangible assets	371	2,911
Non-GAAP income from operations	$14,177	$2,673

(1) Includes transaction expenses associated with the pending merger with an investor consortium led by STG during the three months ended March 31, 2023. See Note 1 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. Also includes transaction expenses associated with the terminated merger with Zendesk during the three months ended March 31, 2022.

(2) For the three months ended March 31, 2022, restructuring-related charges for stock-based compensation expense of $2.8 million and amortization of acquisition intangibles of $45,000 were included in the respective line items.

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

Other Non-Operating (Income) Expense, Net

Other non-operating (income) expense, net consists primarily of interest income, net foreign currency exchange gains and losses, net realized gains and losses related to investments, and other (income) expense.

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

	Three Months Ended March 31,
(in thousands)	2023	% of Revenue	2022	% of Revenue
Revenue	$118,821	100%	$116,986	100%
Cost of revenue(1)(2)(3)	20,557	17%	22,903	20%
Gross profit	98,264	83%	94,083	80%
Operating expenses:
Research and development(1)(3)	32,665	27%	36,716	31%
Sales and marketing (1)(2)(3)	47,919	40%	59,636	51%
General and administrative(1)(3)	31,737	27%	27,917	24%
Restructuring(1)(2)	7,197	6%	4,883	4%
Total operating expenses	119,518	101%	129,152	110%
Loss from operations	(21,254)	(18)%	(35,069)	(30)%
Interest expense	4,148	3%	2,226	2%
Other non-operating income, net	(2,038)	(2)%	(134)	—%
Loss before income taxes	(23,364)	(20)%	(37,161)	(32)%
Provision for income taxes	451	—%	216	—%
Net loss	$(23,815)	(20)%	$(37,377)	(32)%

(1) Includes stock-based compensation, net of amounts capitalized as follows:

	Three Months Ended March 31,
(in thousands)	2023	% of Revenue	2022	% of Revenue
Cost of revenue	$1,241	1%	$1,409	1%
Research and development	7,734	7%	8,644	7%
Sales and marketing	4,075	3%	6,065	5%
General and administrative	7,352	6%	7,375	6%
Restructuring	—	—%	2,761	2%
Stock-based compensation, net of amounts capitalized	$20,402	17%	$26,254	22%

(2) Includes amortization of acquisition intangible assets as follows:

	Three Months Ended March 31,
(in thousands)	2023	% of Revenue	2022	% of Revenue
Cost of revenue	$—	—%	$1,414	1%
Sales and marketing	371	—%	1,452	1%
Restructuring	—	—%	45	—%
Amortization of acquisition intangible assets	$371	—%	$2,911	2%

(3) Includes transaction expenses associated with the pending merger with an investor consortium led by STG during the three months ended March 31, 2023 and with the terminated merger with Zendesk during the three months ended March 31, 2022:

	Three Months Ended March 31,
(in thousands)	2023	% of Revenue	2022	% of Revenue
Cost of revenue	$10	—%	$318	—%
Research and development	47	—%	1,770	2%
Sales and marketing	23	—%	1,679	1%
General and administrative	7,381	6%	2,733	2%
Acquisition-related transaction costs	$7,461	6%	$6,500	6%

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue and cost of revenue

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Revenue	$118,821	$116,986	$1,835	2%
Cost of revenue	20,557	22,903	(2,346)	(10)%
Gross profit	$98,264	$94,083	$4,181	4%
Gross margin	83%	80%

Revenue increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Our ARPU increased 2% from $535 for the three months ended March 31, 2022 to $546 for the three months ended March 31, 2023, while our number of paying users slightly decreased 2% from approximately 894,400 as of March 31, 2022 to approximately 878,600 as of March 31, 2023.

Revenue growth was driven by an increase of $5.5 million, or 13%, in our sales-assisted channel, as a result of the ongoing refinement of our pricing and packaging that has driven an increase in customer upgrades and expansion, which was slightly offset by a decrease of $3.7 million, or (5%), in our self-serve channel. Revenue from our sales-assisted channel accounted for 39% and 35% of revenue for the three months ended March 31, 2023 and 2022, respectively.

Cost of revenue decreased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a $2.1 million decrease in the amortization of capitalized software and intangible assets related to our prior acquisitions, and a $0.9 million decrease in personnel costs due to headcount reduction from our restructuring activities, offset by a $0.7 million increase in web hosting costs and payment processing fees.

Our gross margin increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to the slight increase in revenue, combined with the decrease in our cost of revenue.

Research and development

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Research and development	$32,665	$36,716	$(4,051)	(11)%

Research and development expenses decreased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a $4.7 million decrease in personnel related costs due to headcount reduction from our restructuring activities, offset by a decrease in software development costs that qualified for capitalization.

Sales and marketing

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$47,919	$59,636	$(11,717)	(20)%

Sales and marketing expenses decreased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a $9.2 million decrease in personnel related costs due to headcount reduction from our restructuring activities, as well as a decrease of $1.1 million in amortization of intangible assets related to our prior acquisitions.

General and administrative

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
General and administrative	$31,737	$27,917	$3,820	14%

General and administrative expenses increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a $4.6 million increase in transaction costs associated with the pending merger with STG compared to the terminated merger in the prior period, offset by a decrease in personnel related costs due to headcount reduction from our restructuring activities.

Restructuring

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Restructuring	$7,197	$4,883	$2,314	47%

Restructuring expenses recorded for the three months ended March 31, 2023 were primarily due to employee severance, employee benefits, and related facilitation costs as a result of our February 2023 restructuring plan. Restructuring expenses recorded for the three months ended March 31, 2022 were primarily due to employee severance, stock-based compensation expense, and contract termination costs as a result of our March 2022 restructuring plan. For additional information regarding our restructuring activities, see Note 15 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Interest expense	$4,148	$2,226	$1,922	86%

Interest expense increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a significantly higher average interest rate offset by a decrease in average debt balances as a result of our repayment of principal under the Term Loan. For additional information regarding our credit facilities, see Note 12 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Other non-operating income, net

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Other non-operating income, net	$(2,038)	$(134)	$(1,904)	1421%

Other non-operating income, net for the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022, primarily due to an increase in interest income due to a higher average interest rate.

Provision for income taxes

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Provision for income taxes	$451	$216	$235	109%
Effective tax rate	(2)%	(1)%

The provision for income taxes increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an estimated increase in U.S. state income taxes resulting from capitalization of certain expenses under Section 174.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $199.1 million and $202.8 million, respectively, all of which were bank deposits as well as cash to be received from customers and cash available under our credit facilities.

We have historically financed our operations primarily through payments received from our customers and borrowings under credit facilities and lines of credit.

On February 26, 2022, our board of directors authorized a share repurchase program to repurchase up to $200.0 million of our common stock in the open market or in privately negotiated transactions (through 10b5-1 trading plans or otherwise). The share repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion, and the repurchase program does not have an expiration date. The actual timing, number and value of shares repurchased is determined by our management at its discretion and depends on a number of factors, including the market price of our stock, general business and market conditions, and other investment opportunities. There were no share repurchases for the three months ended March 31, 2023. During the three months ended March 31, 2022, we repurchased approximately 2.4 million shares of common stock for approximately $36.4 million. As of March 31, 2023, our remaining share repurchase authorization was approximately $116.5 million.

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

A significant majority of our customers pay in advance for annual subscriptions, which is a substantial source of cash. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which we recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2023 and December 31, 2022, we had deferred revenue of $216.5 million and $207.4 million, respectively, a substantial majority of which we expect to record as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Under the terms of the Merger Agreement, we have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time of the Merger or the valid termination of the Merger Agreement pursuant to its terms. Outside of certain limited exceptions, we may not take or agree to take certain actions without STG’s consent, including: acquiring businesses, entering into certain specified contracts, making capital expenditures in excess of those as set forth in a capital budget provided to STG in connection with the execution of the Merger Agreement or in excess of certain specified amounts, issuing additional capital stock or securities convertible into capital stock, or incurring additional indebtedness. We do not believe these restrictions will prevent us from meeting our ongoing operating expenses, working capital needs, or capital expenditure requirements.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(7,927)	$(4,900)
Net cash provided by (used in) investing activities	4,659	(3,006)
Net cash used in financing activities	(550)	(59,653)
Effects of exchange rate changes on cash	213	393
Net decrease in cash, cash equivalents and restricted cash	$(3,605)	$(67,166)

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

During the three months ended March 31, 2023, cash used in operating activities was $7.9 million, primarily due to our net loss of $23.8 million, adjusted for non-cash charges of $28.9 million and net cash outflows of $13.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense, bad debt expense, deferred income taxes and net unrealized foreign currency (gains) losses. The primary drivers of the changes in operating assets and liabilities are a $7.1 million increase in prepaid expenses and other assets, a $5.0 million decrease in accounts payable and accrued liabilities, a $8.3 million decrease in accrued compensation, and cash used for operating lease liabilities of $2.9 million, offset by cash inflows from a $9.0 million increase in deferred revenue and a $1.3 million decrease in accounts receivable.

During the three months ended March 31, 2022, cash used in operating activities was $4.9 million, primarily due to our net loss of $37.4 million, adjusted for non-cash charges of $40.4 million and net cash outflows of $7.9 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, stock-based compensation, non-cash lease expense, bad debt expense and deferred income taxes. The primary drivers of the changes in operating assets and liabilities are an increase in prepaid expenses and other assets of $8.2 million, a $6.9 million decrease in accrued compensation, a $2.3 million decrease in accounts payable and accrued liabilities, a $1.0 million increase in accounts receivable, and cash used for operating lease liabilities of $3.8 million, offset by cash inflows from a $14.3 million increase in deferred revenue.

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

Net cash provided by investing activities during the three months ended March 31, 2023 of $4.7 million was primarily attributable to cash received from the sale of a private company investment of $6.8 million, offset by cash used for the development of internal-use software of $2.1 million that is capitalized.

Net cash used in investing activities during the three months ended March 31, 2022 of $3.0 million was primarily attributable to cash used for the development of internal-use software of $2.6 million that is capitalized and purchases of property and equipment of $0.4 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2023 of $0.6 million was due to principal payments made on our credit facilities.

Net cash provided by financing activities during the three months ended March 31, 2022 of $59.7 million was primarily attributable to payments for share repurchases of $36.4 million and principal payments made on our credit facilities of $25.6 million, partially offset by proceeds from the exercise of stock options of $2.3 million.

Contractual Obligations

Our material cash requirements and principal commitments consist of obligations under our credit facilities and leases for office space. As of March 31, 2023, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	Remainder of 2023	2024	2025	2026	2027	Thereafter
Credit facilities(1)	$185,100	$1,650	$2,200	$181,250	$—	$—	$—
Interest payments on credit facilities(1)	40,639	12,136	16,188	12,315	—	—	—
Operating leases(2)	56,127	8,400	9,753	9,307	9,516	9,788	9,363
Purchase commitments(3)	22,609	12,531	8,082	1,946	49	1	—
Total contractual obligations	$304,475	$34,717	$36,223	$204,818	$9,565	$9,789	$9,363

(1)
Represents the principal balances and related interest payments to be paid in connection with our 2018 Credit Facility. Interest payments on our 2018 Credit Facility are based upon the applicable interest rates as of March 31, 2023 and are subject to change in future periods. For additional information regarding our credit facilities, see Note 12 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

(2)
Primarily consists of future non-cancelable minimum rental payments under operating leases for our corporate headquarters and our other facilities. The amounts above exclude expected sublease payments to be received of approximately $1.7 million. For additional information regarding our operating lease obligations, see Note 10 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

(3)
Primarily consists of open non-cancellable purchase orders for data center hosting services and the procurement of goods and services in the ordinary course of business.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these judgements, estimates and actual results, our financial condition or results of operations would be affected. We base our judgements and estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting judgements and estimates of this type as critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates for the three months ended March 31, 2023, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, inflation and foreign currency exchange risks.

Foreign Currency Exchange Risk

Where the functional currency of our subsidiaries is the U.S. dollar, monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of remeasurements of transactions denominated in foreign currencies and are included in other non-operating (income) expense, net in the condensed consolidated statements of operations.

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

From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During the three months ended March 31, 2023 and 2022, we did not have any material amount of derivative financial instruments. A hypothetical 10% change in foreign currency exchange rates for the three months ended March 31, 2023 applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $199.1 million and $202.8 million, respectively, which consisted primarily of bank deposits. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. For the three months ended March 31, 2023, a hypothetical 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements.

As of March 31, 2023 and December 31, 2022, we had borrowings under our credit facilities comprising of $185.1 million and $185.7 million aggregate principal value, respectively. Loans under the credit facilities accrue interest based upon variable rates of interest, which exposes us to interest rate risk. Our future interest obligations may increase and adversely impact our results of operations. As of March 31, 2023, a hypothetical 10% increase in the reference interest rates would result in an increase in future interest payments on our debt of $2.3 million.

Inflation Risk

While the historical impact of inflation is difficult to accurately measure due to the imprecise nature of the estimates required, we do not believe the effects of inflation on our results of operations and financial condition have been material. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including by heightened levels of inflation currently experienced globally. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.

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

We are party to lawsuits filed in connection with the Merger, and more may be filed. As of the date of this Quarterly Report on Form 10-Q, 5 complaints have been filed by purported Momentive stockholders, each of which seeks to enjoin the Merger and other relief. The complaints assert claims against certain defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in the proxy statement and against certain defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. We believe the allegations in the complaints are without merit. See “Legal Matters” under “Commitments and Contingencies” in Note 11 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. We will defend against the lawsuits filed, but might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the business, results of operation or financial position of Momentive or the combined company, including through the possible diversion of our resources or distraction of key personnel.

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

Pending Merger with an investor consortium led by STG

•
The announcement and pendency of the pending Merger (as defined below) may have an adverse effect on our business, results of operations, and financial condition, whether or not the Merger is completed and our failure to complete the Merger could have an adverse effect on our business, results of operation, financial condition, and stock price;
•
as a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with STG following the completion of the Merger;
•
the consummation of the Merger is contingent upon the satisfaction of a number of conditions, including stockholder and regulatory approvals, that may be outside of our or STG’s control and that we and STG may be unable to satisfy or obtain or which may delay the consummation of the Merger or result in the imposition of conditions that could reduce the anticipated benefits from the Merger or cause the parties to abandon the Merger;
•
while the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, results of operations, financial condition, and business;
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
•
general global economic conditions (including the COVID-19 pandemic, Russia's invasion of Ukraine, inflationary pressures, rising interest rates, volatility in the global financial markets, and the impact of climate change) and our inability to compete successfully in our markets may materially and adversely affect demand for our products, services and solutions;

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

Risks Related to Our Pending Merger with an investor consortium led by STG

The announcement and pendency of the pending Merger may have an adverse effect on our business, results of operations, and financial condition, whether or not the Merger is completed and our failure to complete the Merger could have an adverse effect on our business, results of operation, financial condition, and stock price.

On March 14, 2023, we announced that we had entered into the Merger Agreement, by and among the Company, STG and Merger Sub. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of STG. Uncertainty about the effect of the Merger on our customers, employees, partners, and other parties may adversely affect our business, results of operations, and financial condition. In response to the announcement of the Merger, our existing or prospective clients and business partners may:

•
delay, defer, or cease purchasing our products, or additional seats or features from, or providing products or services to, us;
•
terminate their relationships with us;
•
delay or defer other decisions concerning us; or
•
seek to change the terms on which they do business with us.

Any such delays or changes to terms could materially harm our business. Losses of clients, business partners, employees or other important strategic relationships could have a material adverse effect on our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals or the approval of our stockholders.

If the Merger does not close, we may suffer other consequences that could adversely affect our business, results of operations, financial condition, and stock price, and our stockholders would be exposed to additional risks, including:

•
to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, the market price of our common stock could decrease if the Merger is not completed;
•
investor confidence in us could decline, stockholder litigation could be brought against us, we may be unable to retain key personnel, and our results of operations may be adversely impacted due to costs incurred in connection with the Merger;
•
any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, employees, partners, and other parties may continue or intensify in the event the Merger is not consummated or is significantly delayed;
•
the risks related to the diversion of attention of our management or employees during the pendency of the Merger; and
•
the requirement that we pay STG a termination fee of up to $52.0 million under certain circumstances that give rise to the termination of the Merger Agreement.

Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

•
the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, results of operations, or financial condition;
•
results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•
receipt of the all-cash per share Merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•
our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with STG following the completion of the Merger.

As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company, or decide that they do not want to continue their employment with the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with STG following the completion of the Merger. Losses of officers, key employees or other employees could materially harm our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals or the approval of our stockholders. We may also experience challenges in hiring new employees during the pendency of the Merger, or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations.

The consummation of the Merger is contingent upon the satisfaction of a number of conditions, including stockholder and regulatory approvals, that may be outside of our or STG’s control and that we and STG may be unable to satisfy or obtain or which may delay the consummation of the Merger or result in the imposition of conditions that could reduce the anticipated benefits from the Merger or cause the parties to abandon the Merger.

Consummation of the Merger is contingent upon the satisfaction of a number of conditions, some of which are beyond our and STG's control, including, among others:

•
the adoption of the Merger Agreement by the holders of a majority of outstanding shares of our common stock;
•
the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other specified regulatory approvals; and
•
the absence of an order or law preventing the Merger.

Each party's obligation to complete the Merger is also subject to certain additional customary conditions, including:

•
subject to certain exceptions, the accuracy of the representations and warranties of the other party; and
•
performance in all material respects by the other party of its obligations under the Merger Agreement.

These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed. In addition, each of we and STG may terminate the Merger Agreement under certain specified circumstances, including but not limited to, (i) if the Merger is not consummated by 11:59 p.m. (California time) on September 13, 2023, (ii) a governmental authority of competent jurisdiction has issued a final non-appealable governmental order preventing, materially restraining or materially impairing the consummation of the Merger, or (iii) if the required approval of our stockholders is not obtained. STG may also terminate the Merger Agreement in certain additional limited circumstances, including if our board of directors changes its recommendation to our stockholders to vote in favor of the adoption of the Merger Agreement. If the Merger Agreement is terminated, we may be required to pay STG a termination fee of up to $52.0 million under certain circumstances.

We and STG may also be subject to lawsuits challenging the Merger, and adverse rulings in these lawsuits may delay or prevent the Merger from being completed or require us or STG to incur significant costs to defend or settle these lawsuits. Any delay in completing the Merger could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected time frame.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, results of operations, financial condition, and business.

Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business. These restrictions subject us to a variety of specified limitations, including limiting our ability, in certain cases, to enter into material contracts, acquire or dispose of assets, incur indebtedness, or incur capital expenditures, until the Merger becomes effective or the Merger Agreement is terminated. These restrictions may inhibit our ability to take actions that we may consider advantageous, and may limit our ability to respond to future business opportunities and industry developments that may arise. The pendency of the Merger has diverted, and may continue to divert, management’s attention and our resources from our ongoing business and operations. If any of these effects were to occur, it could materially and adversely impact our business, cash flow, financial condition, or results of operations, as well as the market price of our common stock and our perceived value, regardless of whether the Merger is completed. In addition, whether or not the Merger is completed, while the Merger Agreement is in effect we will continue to incur costs, fees, expenses and charges related to the Merger, which may adversely affect our financial condition.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect a business combination with us.

We are not permitted to solicit proposals for certain alternative business combination transactions and, subject to certain exceptions, we are not permitted to engage in discussions or negotiations regarding an alternative business combination transaction. We are required to hold a meeting of our stockholders to vote on the adoption of the Merger Agreement. In addition, if we terminate the Merger Agreement, we may be required to pay a termination fee. Such restrictions could discourage or deter a third party that may be willing to pay more than STG for our outstanding common stock from considering or proposing such an acquisition of our company.

Litigation has arisen, and more could arise, in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business.

As of the date of this Quarterly Report on Form 10-Q, 5 complaints have been filed by purported Momentive stockholders, each of which seeks to enjoin the Merger and other relief. The complaints assert claims against certain defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in the proxy statement and against certain defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. We believe the allegations in the complaints are without merit. See “Legal Matters” under “Commitments and Contingencies” in Note 11 of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We have a history of delivering revenue growth and positive cash flow from operations. However, our rates of revenue growth have fluctuated, and may slow in the future. Many factors may contribute to declines in our growth rates, including higher market penetration, increased competition, slowing demand for our survey platform, a failure by us to continue capitalizing on growth opportunities, the maturation of our business, and impacts resulting from general macroeconomic conditions, including volatility in the global financial markets, or the COVID-19 pandemic, among others. It can be difficult to predict customer demand, especially as their priorities, resources and economic outlook change, along with other shifting market conditions. These shifts have occurred and may in the future occur more quickly than we anticipate. If we are unable to respond quickly to rapidly changing market conditions and shifts in customer behavior, our business and results of operation could be harmed, and the trading price of our common stock could be adversely affected. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our growth rates decline, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.

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
•
general industry, market and macroeconomic conditions, including the impacts associated with the COVID-19 pandemic, inflationary pressures, rising interest rates, an economic downturn or recession, volatility in the global financial markets, and war;
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
•
changing tax laws and regulations.

Our historical operating results may not be indicative of our future operating results. In addition, global economic concerns, including those caused by the COVID-19 pandemic, inflationary pressures, rising interest rates, volatility in the global financial markets, general economic uncertainty and the Russian invasion of Ukraine, continue to create uncertainty and unpredictability and add risk to our future outlook. If banks and financial institutions enter receivership or become insolvent in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened, and it could have an adverse impact on our customers’ ability to pay their current and/or future debts to the Company, which could have a material adverse effect on our business and financial condition.

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

We have incurred substantial indebtedness, and as of March 31, 2023, our total aggregate indebtedness was approximately $185.1 million of principal outstanding. We also have, and will continue to have, significant lease obligations. As of March 31, 2023, our total aggregate obligations under our long-term leases was $56.1 million. Our payments on our outstanding indebtedness and lease obligations are significant in relation to our revenue and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, including the global economic uncertainties and downturns as a result of the COVID-19 pandemic, inflationary pressures, rising interest rates or the Russian invasion of Ukraine, since our cash flows would decrease but our required payments under our indebtedness and lease obligations would not. Economic downturns may impact our ability to comply with the covenants and restrictions in our credit facilities and agreements governing our other indebtedness and lease obligations and may impact our ability to pay or refinance our indebtedness or lease obligations as they come due, which would adversely affect our business, results of operations and financial condition.

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

Because of these factors and other specific revenue recognition requirements under US GAAP, we must have very precise terms in our contracts to recognize revenue when we initially provide access to our survey platform or other products. Although we strive to enter into agreements that meet the criteria under GAAP for current revenue recognition on delivered performance obligations, our agreements are often subject to negotiation and revision based on the demands of our customers. The final terms of our agreements sometimes result in delayed revenue recognition, which may adversely affect our financial results in any given period. In addition, more customers may require extended payment terms, shorter term contracts or alternative licensing arrangements that could reduce the amount of revenue we recognize upon delivery of our other products and could adversely affect our short-term financial results.

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

Changes in growth in our headcount and operations will continue to place significant demands on our management and our operational and financial infrastructure. As of March 31, 2023, 16% of our employees had been with us for less than one year and 28% for more than one year but less than two years. As we continue to grow and evolve, we must effectively integrate, develop and motivate our current employees and new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other internet, software and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-compensating employees and the challenges of integrating a growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, during periods of growth, we expanded our operating and financing lease obligations and purchase commitments, which have increased our expenses. If we fail to effectively manage our hiring needs, including in connection with the Merger, successfully integrate our new hires and retain current employees in a hybrid work environment, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be adversely affected.

Additionally, if we do not effectively manage the development and evolution of our business and operations, including in connection with the Merger and the implementation of restructuring initiatives, the quality of our products and solutions could suffer, which could negatively affect our brand, results of operations and overall business. Actions we have taken (including the implementation of restructuring plans) or that we may decide to take in the future in our attempt to achieve profitability, may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy of our business. Implementation of a go-forward plan and any other cost-saving initiatives, including possible future restructuring efforts, may be costly and disruptive to our business, have adverse impacts on employee morale and retention, result in expected costs and charges that are greater than forecasted, and result in estimated cost savings that are lower than forecasted. Further, we have made changes in the past, and will likely make changes in the future, to our products that our customers may not like, find useful or agree with. We may also decide to discontinue certain features, products or solutions or charge for certain features, products or solutions that are currently free or increase fees for any of our features, products or solutions. If users are unhappy with these changes, they may decrease their usage of our products or stop using them generally, and in the past we have experienced a decrease in our number of paying users as a result of pricing changes. In addition, they may choose to take other types of action against us, such as organizing petitions or boycotts focused on our company, our website or our products and services, filing claims with the government or other regulatory bodies or filing lawsuits against us. Any of these actions could negatively impact our growth and brand, which would harm our business.

We are exposed to fluctuations in currency exchange rates, which could adversely affect our operating results or financial position.

We conduct our business around the world and a significant portion of our transactions outside of the United States are denominated in foreign currencies. As we continue to invest in our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we have faced, and may face in the future, exposure to fluctuations in currency exchange rates and remeasurement exposure, and any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, which could lead to a decrease in our operating margins. Exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability and hinder our ability to predict our future results and earnings. For example, because we recognize revenue over time, exchange rate fluctuations at one point in time may have a negative impact in future quarters. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition. From time to time, we may enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. During the three months ended March 31, 2023 and 2022, we did not have any material amount of derivative financial instruments.

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

For example, the European Union has enacted the GDPR, which became effective in May 2018 and the State of California has enacted the CCPA which became effective on January 1, 2020. The California Privacy Rights Act 2020 (“CPRA”), was also passed in November 2020 and became effective on January 1, 2023. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. Additionally, the current data protection legislation in the United Kingdom substantially mirrors the GDPR, but there is uncertainty with regard to how the United Kingdom data protection regime will evolve now that it has left the European Union. These laws require greater compliance efforts for companies with users or operations in the European Union, United Kingdom and/or California and provides for fines of: in the case of the GDPR, up to the greater of €20,000,000 or 4% of global annual revenue for noncompliance; or in the case of the CCPA, up to $2,500 per violation or $7,500 for each intentional violation, as well as a private right of action for certain failures to implement and maintain reasonable security measures.

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

We have incurred net losses on an annual basis since our reincorporation. We incurred net losses of approximately $23.8 million and $37.4 million during the three months ended March 31, 2023 and 2022, respectively, and we had an accumulated deficit of approximately $731.3 million as of March 31, 2023. These losses reflect, among other things, significant investments we made to grow our business, particularly to scale our business. We expect to continue to make future investments and expenditures related to the growth of our business, including strategic investments in our sales and marketing activities, hiring employees necessary to meet our needs, investments in technical infrastructure to continue to satisfy the needs of our user base, and continued investments in research and development to support these efforts. In addition, we will continue to incur additional general and administrative expenses to support both our growth as well as our operations as a publicly traded company. These investments may not result in increased revenue or growth in our business. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our survey platform, the entry of competitive survey platforms or other products or the success of existing competitive products and solutions. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business, results of operations and financial condition would be adversely affected.

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
•
general economic conditions and trends, including the effects of a general slowdown in the global economy, inflationary pressures, rising interest rates, volatility in the global financial markets, trade conflicts or the imposition of tariffs;
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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Shares of our capital stock outstanding as of March 31, 2023 are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our insiders and subject to periodic “blackout” periods, or held by our “affiliates” as defined in Rule 144 under the Securities Act, and any unvested restricted stock awards.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On February 26, 2022, our board of directors authorized a share repurchase program to repurchase up to $200.0 million of our common stock. The repurchase program does not have an expiration date. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through the open market or privately negotiated transactions (through 10b5-1 trading plans or otherwise). There were no share repurchases for the three months ended March 31, 2023.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated March 13, 2023, among Mercury Bidco LLC, Mercury Merger Sub, Inc. and Momentive Global Inc.	8-K	001-38664	2.1	March 14, 2023
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38664	3.1	June 10, 2022
3.2	Fifth Amended and Restated Bylaws of the Registrant.	8-K	001-38664	3.2	June 10, 2022
4.1	Form of common stock certificate of the Registrant.	10-Q	001-38664	4.1	August 5, 2021
10.1

Amendment to Second Amended and Restated Credit Agreement dated as of March 1, 2023, by and among Momentive Inc., as borrower, MNTV Inc., as guarantor, the lenders party thereto and JP Morgan Chase Bank, N.A.

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

Momentive Global Inc.

Date: May 4, 2023	By:	/s/ RICHARD E. SULLIVAN JR.
Richard E. Sullivan Jr.
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)